Form 10-Q
period 2019-06-29
Grocery Outlet Holding Corp.
filed 2019-08-13
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission File Number: 001-38950
___________________________________
Grocery Outlet Holding Corp.
(Exact name of registrant as specified in its charter)

Delaware	47-1874201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5650 Hollis Street, Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)
(510) 845-1999
(Registrant’s telephone number, including area code)
___________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GO	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of August 6, 2019, the registrant had 88,355,118 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
Form 10-Q

References to “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q (this “Form 10-Q”) refer to Grocery Outlet Holding Corp. and include all of its consolidated subsidiaries, unless otherwise indicated or the context requires otherwise.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct and actual results may vary materially from what is expressed in or indicated by the forward-looking statement. Such statements reflect the current views of our management with respect to our business, results of operations and future financial performance.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	failure of suppliers to consistently supply us with opportunistic products at attractive pricing;

•	inability to successfully identify trends and maintain a consistent level of opportunistic products;

•	failure to maintain or increase comparable store sales;

•	changes affecting the market prices of the products we sell;

•	failure to open, relocate or remodel stores on schedule;

•	risks associated with newly opened stores;

•	risks associated with economic conditions;

•	competition in the retail food industry;

•	inability to retain the loyalty of our customers;

•	costs and implementation difficulties associated with marketing, advertising and promotions;

•	failure to maintain our reputation and the value of our brand, including protecting our intellectual property;

•	any significant disruption to our distribution network, the operations of our distributions centers and our timely receipt of inventory;

•	movement of consumer trends toward private labels and away from name-brand products;

•	inability to maintain sufficient levels of cash flow from our operations;

•	risks associated with leasing substantial amounts of space;

•	failure to maintain the security of information we hold relating to personal information or payment card data of our customers, employees and suppliers;

•	failure to participate effectively or at all in the growing online retail marketplace;

•	material disruption to our information technology systems;

•	risks associated with products we and our independent operators (“IOs”) sell;

•	risks associated with laws and regulations generally applicable to retailers;

•	legal proceedings from customers, suppliers, employees, governments or competitors;

•	unexpected costs and negative effects associated with our insurance program;

•	inability to attract, train and retain highly qualified employees;

•	difficulties associated with labor relations;

•	loss of our key personnel or inability to hire additional qualified personnel;

•	changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters;

•	impairment of goodwill and other intangible assets;

•	any significant decline in our operating profit and taxable income;

•	risks associated with tax matters;

•	natural disasters and unusual weather conditions (whether or not caused by climate change), pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events;

•	economic downturns or natural or man-made disasters in geographies where our stores are located;

•	management’s limited experience managing a public company;

•	risks associated with IOs being consolidated into our financial statements;

•	failure of our IOs to successfully manage their business;

•	failure of our IOs to repay notes outstanding to us;

•	inability to attract and retain qualified IOs;

•	inability of our IOs to avoid excess inventory shrink;

•	any loss or changeover of an IO;

•	legal proceedings initiated against our IOs;

•	legal challenges to the independent contractor business model;

•	failure to maintain positive relationships with our IOs;

•	risks associated with actions our IOs could take that could harm our business;

•	the significant influence of certain significant investors over us;

•	our ability to generate cash flow to service our substantial debt obligations; and

•	the other factors discussed under “Risk Factors.” in our prospectus filed with the Securities and Exchange Commission (the “SEC”) on June 20, 2019.
The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Other sections of this Form 10-Q may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. For a more detailed discussion of the risks, uncertainties and other factors that could cause actual results to differ, please refer to the

“Risk Factors” we previously disclosed in our prospectus filed with the SEC on June 20, 2019, and in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC. This prospectus and our periodic filings are accessible on the SEC’s website at www.sec.gov.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations.

Website Disclosure
We use our, website www.groceryoutlet.com, as a channel of distribution of Company information. Financial and other important information regarding the Company is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 29, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$18,677	$21,063
Independent operator receivables and current portion of independent operator notes, net of allowance $1,300 and $1,141	6,796	5,056
Other accounts receivable, net of allowance $16 and $24	1,707	2,069
Merchandise inventories	202,715	198,304
Prepaid rent — related party	512	512
Prepaid expenses and other current assets	17,212	13,368
Total current assets	247,619	240,372
Independent operator notes, net of allowance $9,356 and $7,926	15,671	13,646
Property and equipment — net	322,472	304,032
Operating lease right-of-use asset	676,191	—
Intangible assets — net	65,400	68,824
Goodwill	747,943	747,943
Other assets	6,302	2,045
Total assets	$2,081,598	$1,376,862
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$102,482	$98,123
Accrued expenses	25,973	31,194
Accrued compensation	9,189	10,795
Current portion of long-term debt	267	7,349
Current lease liability	36,149	—
Income and other taxes payable	2,210	3,463
Total current liabilities	176,270	150,924
Long-term liabilities:
Long-term debt — net	462,119	850,019
Deferred income taxes	12,348	15,135
Lease liability	714,173	—
Deferred rent	—	60,833
Total liabilities	1,364,910	1,076,911
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Capital stock:
Common stock — par value $0.001, voting common stock, 500,000,000 and 107,536,215 shares authorized as of June 29, 2019 and December 29, 2018, respectively; 88,311,764 and 67,435,288 shares issued and outstanding as of June 29, 2019 and December 29, 2018, respectively	88	67
Common stock — par value $0.001, nonvoting common stock, 0 and 17,463,785 shares authorized as of June 29, 2019 and December 29, 2018, respectively; 0 and 1,038,413 shares issued and outstanding as of June 29, 2019 and December 29, 2018, respectively	—	1
Series A Preferred stock — par value $0.001, preferred stock, 50,000,000 and 1 share authorized as of June 29, 2019 and December 29, 2018, respectively; 0 and 1 share issued and outstanding as of June 29, 2019 and December 29, 2018, respectively	—	—
Additional capital	711,200	287,457
Retained earnings	5,400	12,426
Total stockholders’ equity	716,688	299,951
Total liabilities and stockholders’ equity	$2,081,598	$1,376,862

See notes to condensed consolidated financial statements.

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$645,289	$575,058	$1,251,560	$1,125,616
Cost of sales	446,569	399,943	865,823	781,932
Gross profit	198,720	175,115	385,737	343,684

Operating expenses:
Selling, general and administrative	157,641	139,743	310,495	276,479
Depreciation and amortization	12,594	11,235	24,890	22,413
Stock-based compensation	22,750	129	22,961	263
Total operating expenses	192,985	151,107	358,346	299,155
Income from operations	5,735	24,008	27,391	44,529

Other expense:
Interest expense, net	15,452	13,974	31,890	26,886
Debt extinguishment and modification costs	5,162	—	5,162	—
Total other expense	20,614	13,974	37,052	26,886
Income (loss) before income taxes	(14,879)	10,034	(9,661)	17,643
Income tax expense (benefit)	(4,247)	2,748	(2,803)	4,832
Net income (loss) and comprehensive income (loss)	$(10,632)	$7,286	$(6,858)	$12,811

Basic earnings (net loss) per share	$(0.15)	$0.11	$(0.10)	$0.19
Diluted earnings (net loss) per share	$(0.15)	$0.11	$(0.10)	$0.19

Weighted average shares outstanding:
Basic	70,475	68,475	69,494	68,471
Diluted	70,475	68,512	69,494	68,499
See notes to condensed consolidated financial statements.

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Voting Common		Nonvoting Common		Preferred		Additional Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 29, 2018	67,435,288	$67	1,038,413	$1	1	$—	$287,457	$12,426	$299,951
Cumulative effect of accounting change related to adoption of ASU 2016-02								169	169
Issuance of shares under stock incentive plans	42,438	—					—		—
Stock based compensation							211		211
Dividend paid								(254)	(254)
Net income and comprehensive income								3,774	3,774
Balance — March 30, 2019	67,477,726	$67	1,038,413	$1	1	$—	$287,668	$16,115	$303,851
Issuance of shares under stock incentive plans			30,000	—			314		314
Issuance of common stock upon initial public offering, net of issuance costs	19,765,625	20					400,468		400,488
Conversion of non-voting to voting common stock	1,068,413	1	(1,068,413)	(1)					—
Redemption of preferred stock					(1)	—			—
Stock based compensation							22,750		22,750
Dividend paid								(83)	(83)
Net income and comprehensive income								(10,632)	(10,632)
Balance — June 29, 2019	88,311,764	$88	—	$—	—	$—	$711,200	$5,400	$716,688

	Voting Common		Nonvoting Common		Preferred		Additional Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 30, 2017	67,381,104	$67	1,038,413	$1	1	$—	$403,289	$23,776	$427,133
Cumulative effect of accounting change related to adoption of ASU 2014-09								133	133
Issuance of shares under stock incentive plans	54,184	—					—		—
Stock based compensation							134		134
Dividend paid								(79)	(79)
Net income and comprehensive income								5,525	5,525
Balance — March 31, 2018	67,435,288	$67	1,038,413	$1	1	$—	$403,423	$29,355	$432,846
Issuance of shares under stock incentive plans	2,100	—					29		29
Stock based compensation							129		129
Dividend paid								(14)	(14)
Net income and comprehensive income								7,286	7,286
Balance — June 30, 2018	67,437,388	$67	1,038,413	$1	1	$—	$403,581	$36,627	$440,276

See notes to condensed consolidated financial statements.

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	June 29, 2019	June 30, 2018
Operating activities:
Net income (loss)	$(6,858)	$12,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,936	18,322
Amortization of intangible assets	5,069	4,877
Amortization of debt issuance costs	1,295	2,185
Amortization of bond discounts	220	—
Debt extinguishment and modification costs	5,162	—
Loss on disposal of assets	415	(28)
Stock-based compensation	22,961	263
Accounts receivable reserve	2,064	2,348
Deferred lease liabilities	—	9,935
Non-cash lease expense	17,329	—
Deferred income taxes	(2,787)	4,777
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	3,210	1,380
Merchandise inventories	(4,410)	(1,173)
Prepaid expenses and other current assets	(4,039)	(561)
Income and other taxes payable	(1,460)	(1,645)
Trade accounts payable	3,620	1,895
Accrued expenses	(6,159)	3,452
Accrued compensation	(1,606)	(3,621)
Operating lease liability	(15,244)	—
Net cash provided by operating activities	39,718	55,217

Investing activities:
Cash advances to independent operators	(5,673)	(3,255)
Repayments of cash advances from independent operators	2,026	1,679
Purchase of property and equipment	(39,806)	(23,082)
Proceeds from sales of assets	611	364
Intangible assets, deposits and licenses	(1,681)	(1,207)
Net cash used in investing activities	(44,523)	(25,501)

Financing activities:
Proceeds from initial public offering, net of underwriting discounts paid	407,666	—
Proceeds from issuance of shares under stock incentive plans	314	29
Deferred offering costs paid	(4,950)	—
Principal payments on 2014 loans	—	(2,645)
Principal payments on 2018 loans	(399,813)	—
Payments on other financing	(450)	(47)
Dividends paid	(337)	(93)
Debt issuance costs paid	(11)	—
Net cash provided by (used in) financing activities	2,419	(2,756)
Net increase (decrease) in cash and cash equivalents	(2,386)	26,960
Cash and cash equivalents—Beginning of the period	21,063	5,801
Cash and cash equivalents—End of the period	$18,677	$32,761

Supplemental disclosure of cash flow information:
Property and equipment accrued at end of period	$7,784	$653
Deferred offering costs accrued at end of period	$2,044	$—
See notes to condensed consolidated financial statements.

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with our wholly owned subsidiaries, collectively, “Grocery Outlet,” “we,” or the “Company”) is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of June 29, 2019, Grocery Outlet had 330 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
Initial Public Offering — In June 2019, we completed an initial public offering (“IPO”) of 19,765,625 shares of our common stock at a public offering price of $22.00 per share for net proceeds of $407.7 million, after deducting underwriting discounts and commissions of $27.1 million. We also incurred estimated offering costs payable by us of $7.2 million of which a total of $5.1 million had been paid as of June 29, 2019. We expect to pay out the remainder of these estimated offering costs in the third fiscal quarter ending September 28, 2019. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.
Our Amended and Restated Certificate of Incorporation (the “Charter”) became effective in connection with the completion of the IPO on June 24, 2019. The Charter, among other things, provided that all of our outstanding shares of nonvoting common stock were automatically converted into shares of voting common stock on a one-for-one basis and that our authorized capital stock consisted of 500,000,000 shares of common stock, and 50,000,000 shares of preferred stock, par value $0.001 per share. Our bylaws were also amended and restated as of June 24, 2019. Additionally, upon the closing of the IPO, we redeemed all of our outstanding preferred stock for an aggregate of $1.00.
On June 24, 2019, we used the net proceeds from the IPO to repay $150.0 million in principal on the outstanding term loans under our second lien credit agreement, dated as of October 22, 2018 (as amended, the “Second Lien Credit Agreement”), as well as accrued and unpaid interest as of that date of $3.6 million, and terminated the Second Lien Credit Agreement. In addition, using the remainder of net proceeds, together with excess cash on hand, we prepaid a portion of our outstanding first lien term loan totaling $248.0 million plus accrued interest of $3.8 million.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 29, 2018 has been derived from our audited consolidated financial statements, which are included in the prospectus dated June 19, 2019, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 20, 2019 (File No. 333-231428) (the “Prospectus”). The accompanying condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in the Prospectus.
Our unaudited condensed consolidated financial statements include the accounts of Grocery Outlet Holding Corp. and its wholly owned subsidiaries. All intercompany balances and transactions were eliminated. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for any future annual or interim period.
Forward Stock Split — On June 6, 2019, we effected a 1.403 for 1 forward stock split. All share amounts have been adjusted retroactively for the impact of this forward stock split.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from these estimates depending upon certain risks and uncertainties, and changes in these estimates are recorded when known.
Merchandise Inventories — Merchandise inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out weighted-average cost method for warehouse inventories and the retail inventory method for store inventories. We provide for estimated inventory losses between physical inventory counts based on historical averages. This provision is adjusted periodically to reflect the actual shrink results of the physical inventory counts.
Leases — We adopted Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), and all subsequent amendments, effective December 30, 2018 using the modified retrospective approach under which we recorded the cumulative effect of transition as of the effective date and did not restate comparative periods. Under this transition method we determine if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, current lease liability, and lease liability on the condensed consolidated balance sheets. Finance leases are included in other assets, current lease liability, and lease liability on our condensed consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease over the same term. ROU assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, reduced by landlord incentives. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms and payments based on the information available at the commencement date to determine the present value of our lease payments. The ROU asset also excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Amortization of the ROU asset, interest expense on the lease liability and operating and financing cash flows for finance leases is immaterial.
We have lease agreements with retail facilities for store locations, distribution centers, office space and equipment with lease and non-lease components, which are accounted for separately. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The short-term lease expense is reflective of the short-term lease commitments on a go forward basis. We sublease certain real estate to unrelated third parties under non-cancelable leases and the sublease portfolio consists of operating leases for retail stores.
Segment Reporting — We manage our business on the basis of one reportable and operating segment. All of our sales were made to customers located in the United States and all property and equipment is located in the United States.
Fair Value Measurements — The fair value of financial instruments is categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions when pricing the financial instruments. For example, cash flow modeling inputs based on management’s assumptions.
The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table sets forth the fair value of our financial liabilities by level within the fair value hierarchy (in thousands):

	June 29, 2019	December 29, 2018
Financial Liabilities:
Long-term debt, long-term portion (Level 2)	$471,777	$845,327
Long-term debt, current portion (Level 2)	—	7,250
Total financial liabilities (1)	$471,777	$852,577

_______________________

(1)	The carrying amounts of our bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.
Cash and cash equivalents, IO receivables, other accounts receivable and accounts payable — The carrying value of such financial instruments approximates their fair value due to factors such as the short-term nature or their variable interest rates.
Independent operator notes (net) — The carrying value of such financial instruments approximates their fair value.
Revenue Recognition
Net Sales — We recognize revenue from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Our performance obligations are satisfied upon the transfer of goods to the customer, at the point of sale, and payment from customers is also due at the time of sale. Discounts provided to customers by us are recognized at the time of sale as a reduction in sales as the products are sold. Discounts provided by independent operators are not recognized as a reduction in sales as these are provided solely by the independent operator who bears the incidental costs arising from the discount. We do not accept manufacturer coupons.
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any performance obligations, or any material costs to obtain or fulfill a contract as of June 29, 2019 and December 29, 2018.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards (“breakage”) under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $1.3 million as of June 29, 2019 and $1.7 million as of December 29, 2018. Breakage amounts were immaterial for the 13 and 26 weeks ended June 29, 2019 and June 30, 2018.
Disaggregated Revenues — The following table presents sales revenue by type of product for the periods indicated (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Perishable (1)	$221,473	$196,658	$428,429	$383,346
Non-perishable (2)	423,816	378,400	823,131	742,270
Total sales	$645,289	$575,058	$1,251,560	$1,125,616

_______________________

(1)	Perishable departments include dairy and deli; produce and floral; and fresh meat and seafood.

(2)	Non-perishable departments include grocery; general merchandise; health and beauty care; frozen foods; and beer and wine.

Variable Interest Entities — In accordance with the variable interest entities sub-section of ASC Topic 810, Consolidation, we assess at each reporting period whether we, or any consolidated entity, are considered the primary beneficiary of a variable interest entity (“VIE”) and therefore required to consolidate it. Determining whether to consolidate a VIE may require judgment in assessing (i) whether an entity is a VIE, and (ii) if a reporting entity is a VIE’s primary beneficiary. A reporting entity is determined to be a VIE’s primary beneficiary if it has the power to direct the activities that most significantly impact a VIE’s economic performance and the obligation to absorb losses or rights to receive benefits that could potentially be significant to a VIE.
We had 324, 308 and 292 stores operated by independent operators as of June 29, 2019, December 29, 2018 and June 30, 2018, respectively. We had agreements in place with each independent operator. The independent operator orders its merchandise exclusively from us which is provided to the independent operator on consignment. Under the independent operator agreement, the independent operator may select a majority of merchandise that we consign to the independent operator, which the independent operator chooses from our merchandise order guide according to the independent operator’s knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The independent operator agreement gives the independent operator discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. Independent operators are required to furnish initial working capital and to acquire certain store and safety assets. The independent operator is required to hire, train and employ a properly trained workforce sufficient in number to enable the independent operator to fulfill its obligations under the independent operator agreement. The independent operator is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the independent operator agreement without cause upon 75 days’ notice.
As consignor of all merchandise to each independent operator, the aggregate net sales proceeds from merchandise sales belongs to us. Sales related to independent operator stores were $629.7 million and $557.1 million for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively, and $1,219.0 million and $1,089.8 million for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively. We, in turn, pay independent operators a commission based on a share of the gross profit of the store. Inventories and related sales proceeds are our property, and we are responsible for store rent and related occupancy costs. Independent operator commissions were expensed and included in selling, general and administrative expenses. Independent operator commissions were $95.8 million and $85.4 million for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively, and $187.0 million and $168.1 million for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively. Independent operator commissions of $1.8 million and $3.9 million were included in accrued expenses as of June 29, 2019 and December 29, 2018, respectively.
Independent operators may fund their initial store investment from existing capital, a third-party loan or most commonly through a loan from us, as further discussed in Note 2. To ensure independent operator performance, the operator agreements grant us the security interests in the assets owned by the independent operator. The total investment at risk associated with each independent operator is not sufficient to permit each independent operator to finance its activities without additional subordinated financial support and, as a result, the independent operators are VIEs which we have variable interests in. To determine if we are the primary beneficiary of these VIEs, we evaluate whether we have (i) the power to direct the activities that most significantly impact the independent operator’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the independent operator that could potentially be significant to the independent operator. Our evaluation includes identification of significant activities and an assessment of its ability to direct those activities.
Activities that most significantly impact the independent operator economic performance relate to sales and labor. Sales activities that significantly impact the independent operators’ economic performance include determining what merchandise the independent operator will order and sell and the price of such merchandise, both of which the independent operator controls. The independent operator is also responsible for all of their own labor. Labor activities that significantly impact the independent operator’s economic performance include hiring, training, supervising, directing, compensating (including wages, salaries and employee benefits) and terminating all of the employees of the independent operator, activities which the independent operator controls. Accordingly, the independent operator has the power to direct the activities that most significantly impact the independent operator’s economic performance. Furthermore, the mutual termination rights associated with the operator agreements do not give the Company power over the independent operator.

Our maximum exposure to the independent operators is generally limited to the gross receivable due from these entities, which was $33.1 million and $27.8 million as of June 29, 2019 and December 29, 2018, respectively. See Note 2 for additional information.
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13, which was further updated and clarified by the FASB through issuance of additional related ASUs, amends the guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability. This “expected loss” model will result in earlier recognition of credit losses than the current “as incurred” model, under which losses are recognized only upon an occurrence of an event that gives rise to the incurrence of a probable loss. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be adopted on a modified retrospective basis. We will adopt ASU 2016-13 beginning in the first quarter of fiscal 2020 and are currently evaluating the impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2019. We will adopt ASU 2018-15 beginning in the first quarter of fiscal 2020. We do not expect the adoption of ASU 2018-15 to have a material effect on our consolidated financial statements.
Recently Adopted Accounting Standards
We adopted ASU 2016-02, Leases (Topic 842), on December 30, 2018, using the modified retrospective approach with the cumulative effect of transition. The modified retrospective approach provides a method for recording existing leases at adoption with the comparative reporting periods being presented in accordance with ASU No. 2018-11, Leases (Topic 840). We elected a number of the practical expedients permitted under the transition guidance within the new standard. This included the election to apply the practical expedient package upon transition, which comprised the following:

•	We did not reassess whether expired or existing contracts are or contain a lease;

•	We did not reassess the classification of existing leases; and

•	We did not reassess the accounting treatment for initial direct costs.
In addition, we elected the practical expedient related to short-term leases, which allows us not to recognize a ROU asset and lease liability for leases with an initial expected term of 12 months or less.
Adoption of the new standard resulted in the recordation of additional lease assets of $646.0 million and lease liabilities of $709.0 million on the consolidated balance sheets as of December 30, 2018, which includes the reclassification of amounts presented in comparative periods as deferred rent as a reduction to the ROU assets. The adoption of the new standard did not result in a material cumulative-effect adjustment to the opening balance of retained earnings. The standard did not materially impact the consolidated statement of operations and other comprehensive income (loss) or the consolidated statement of cash flows. See Note 3 for further discussion on the adoption of ASU 2016-02.

2.	INDEPENDENT OPERATOR NOTES AND RECEIVABLES
The amounts included in independent operator notes and accounts receivable consist primarily of funds we loaned to independent operators, net of estimated uncollectible amounts.
Independent operator notes are payable on demand and, where applicable, typically bear interest at a rate of 9.95%. Independent operator notes and receivables are also subjected to estimations of collectability based on an evaluation of overall credit quality, the estimated value of the underlying collateral and historical collections experience, including the fact that, typically, independent operators pay third-party operations-related payables prior to paying down their note with us. While estimates are required in making this determination, we believe the independent operator notes and receivables balances, net of allowances, represent what we expect to collect from independent operators.
Amounts due from independent operators and the related allowances and accruals for estimated losses as of June 29, 2019 and December 29, 2018 consisted of the following (in thousands):

		Allowance			Current portion	Long-term portion
	Gross	Current portion	Long-term portion	Net
June 29, 2019
Independent operator notes	$27,246	$(704)	$(9,356)	$17,186	$1,515	$15,671
Independent operator receivables	5,877	(596)	—	5,281	5,281	—
Total	$33,123	$(1,300)	$(9,356)	$22,467	$6,796	$15,671

		Allowance			Current portion	Long-term portion
	Gross	Current portion	Long-term portion	Net
December 29, 2018
Independent operator notes	$23,450	$(577)	$(7,926)	$14,947	$1,301	$13,646
Independent operator receivables	4,319	(564)	—	3,755	3,755	—
Total	$27,769	$(1,141)	$(7,926)	$18,702	$5,056	$13,646

3.	LEASES
We generally lease retail facilities for store locations, distribution centers, office space and equipment and account for these leases as operating leases. We account for one retail store lease and certain equipment leases as finance leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. We account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs).
Leases for 16 of our store locations and one warehouse location are controlled by related parties. As of June 29, 2019, the ROU asset and lease liability related to these properties was $45.6 million and $49.9 million, respectively. As of June 29, 2019, we had executed leases for 33 store locations that we had not yet taken possession of with total undiscounted future lease payments of $196.5 million over approximately 15 years.
Our lease terms may include options to extend the lease when we are reasonably certain that we will exercise such options. Based upon our initial investment in store leasehold improvements, we utilize an initial reasonably certain lease life of 15 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 5 years or more. Our leases do not include any material residual value guarantees or material restrictive covenants. We also have non-cancelable subleases with unrelated third parties with future minimum rental receipts as of June 29, 2019 totaling $2.6 million ending in various years through 2024, and as of December 29, 2018 totaling $3.6 million ending in various years through 2023, which have not been deducted from the future minimum payments.
The balance sheet classification of our right-of-use assets and lease liabilities as of June 29, 2019 was as follows (in thousands):

Leases	Classification
Assets:
Operating lease assets	Operating Right-of-use Asset	$676,191
Finance lease assets	Other Assets	4,360
Total leased assets		$680,551

Liabilities:
Current
Operating	Current lease liability	$35,615
Finance	Current lease liability	534
Noncurrent
Operating	Lease liability	710,260
Finance	Lease liability	3,913
Total lease liabilities		$750,322

The components of lease expense for the 13 and 26 weeks ended June 29, 2019 were as follows (in thousands):

		13 Weeks Ended	26 Weeks Ended
Lease Cost	Classification	June 29, 2019	June 29, 2019
Operating lease cost	Selling, general and administrative expenses	$23,663	$46,874
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	174	347
Interest on leased liabilities	Interest expense, net	53	124
Sublease income	Other income	(297)	(650)
Net Lease Cost		$23,593	$46,695

Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the 13 and 26 weeks ended June 29, 2019.
Rental expense for all operating leases for fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 (under ASC 840) was as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Rent expense—third-party lessors	$79,347	$72,622	$56,825
Rent expense—related parties	7,141	7,309	6,490
Contingent rentals	548	531	619
Less rentals from subleases	(1,075)	(1,079)	(1,129)
Total rent expense	$85,961	$79,383	$62,805

The undiscounted future lease payments under the lease liability as of June 29, 2019 were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
Remainder of fiscal 2019	$45,686	$416	$46,102
Fiscal 2020	92,197	756	92,953
Fiscal 2021	92,807	777	93,584
Fiscal 2022	92,156	724	92,880
Fiscal 2023	91,909	622	92,531
Thereafter	770,151	2,429	772,580
Total lease payments	$1,184,906	$5,724	$1,190,630
Less: Interest	(439,031)	(1,277)
Present value of lease liabilities	$745,875	$4,447

The undiscounted future lease payments under the lease liability as of December 29, 2018 (under ASC 840) were as follows (in thousands):

	Third Parties	Related Parties	Total
Fiscal 2019	$82,971	$6,152	$89,123
Fiscal 2020	91,538	6,201	97,739
Fiscal 2021	93,090	6,297	99,387
Fiscal 2022	92,359	6,532	98,891
Fiscal 2023	91,955	6,410	98,365
Thereafter	801,832	48,914	850,746
Total future lease payments	$1,253,745	$80,506	$1,334,251

The weighted-average lease term and discount rate as of June 29, 2019 were as follows:

Lease Term and Discount Rate
Weighted-average remaining lease term (years):
Operating leases	12.48
Finance leases	8.32
Weighted-average discount rate:
Operating leases	7.73%
Finance leases	6.04%
Supplemental cash flow information for the 26 weeks ended June 29, 2019 related to leases was as follows (in thousands):

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$43,015
Leased assets obtained in exchange for new operating lease liabilities — adoption	$641,529
Leased assets obtained in exchange for new operating lease liabilities — 26 weeks ended June 29, 2019	$57,020

4.	GOODWILL AND INTANGIBLE ASSETS
Information regarding our goodwill and intangible assets as of June 29, 2019 was as follows (in thousands):

	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	15	$58,400	$(18,378)	$40,022
Customer lists	5	160	(151)	9
Leasehold interests	1–20	30,468	(14,412)	16,056
Computer software	3	19,227	(15,725)	3,502
Total finite-lived intangibles		108,255	(48,666)	59,589
Liquor licenses	Indefinite	5,811	—	5,811
Total intangible assets		114,066	(48,666)	65,400
Goodwill		747,943	—	747,943
Total goodwill and other intangibles		$862,009	$(48,666)	$813,343

Information regarding our goodwill and intangible assets as of December 29, 2018 was as follows (in thousands):

	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	15	$58,400	$(16,431)	$41,969
Customer lists	5	160	(135)	25
Leasehold interests	1–20	30,468	(12,735)	17,733
Computer software	3	18,176	(14,324)	3,852
Total finite-lived intangible assets		107,204	(43,625)	63,579
Liquor licenses	Indefinite	5,245	—	5,245
Total intangible assets		112,449	(43,625)	68,824
Goodwill		747,943	—	747,943
Total goodwill and intangible assets		$860,392	$(43,625)	$816,767

Amortization expense on finite-lived intangible assets was $2.3 million and $2.5 million for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively, and $5.1 million and $4.9 million for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively. Liquor license assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. We had no impairments of goodwill or intangible assets recorded in the 26 weeks ended June 29, 2019 and June 30, 2018.
The estimated future amortization expense related to finite-lived intangible assets at June 29, 2019 was as follows (in thousands):

Remainder of fiscal 2019	$4,672
Fiscal 2020	8,474
Fiscal 2021	7,417
Fiscal 2022	6,315
Fiscal 2023	5,621
Thereafter	27,090
Total	$59,589

5.	Long-Term Debt
Long-term debt consisted of the following (in thousands):

	June 29, 2019		December 29, 2018		Contractual Interest Rate		Effective Interest Rate		Maturity Date
Term loans:
First Lien Credit Agreement	$475,188		$725,000	(1)	3.75% + Eurodollar rate, or 2.75% + ABR rate	(2),(3)	6.14%	(5)	October 2025
Second Lien Credit Agreement	—		150,000	(1)	7.25% + Eurodollar rate, or 6.25% + ABR rate	(2),(3)	—%	(6)	October 2026
Revolving credit facility	—		—		3.25 % to 3.75% + Eurodollar rate, or 2.25% to 2.75% + ABR rate	(2),(3),(4)	—%		October 2023
Notes payable	357		—
Capital lease	—		2,019
Long-term debt — gross	475,545		877,019
Less: Debt discounts and debt issuance costs, net of amortization	(13,159)		(19,651)	(1)
Long-term debt — net	462,386		857,368
Less: Current portion	(267)	(7)	(7,349)
Long-term debt — noncurrent	$462,119		$850,019

_______________________

(1)
To conform with current period presentation, unamortized debt discounts of $1.8 million and $1.5 million as of December 29, 2018 have been reclassified from “First Lien Credit Agreement” and “Second Lien Credit Agreement,” respectively, and included in “Debt discounts and debt issuance costs, net of amortization.” This reclassification had no impact on our condensed consolidated financial statements for 2018.

(2)
Eurodollar rate has a floor rate of 0.00% and is subject to adjustment required under regulations issued by the Federal Reserve Board for determining maximum reserve requirements with respect to Eurocurrency funding.

(3)	ABR rate is the highest of the prime rate, the federal funds effective rate + 0.50%, or Eurodollar rate +1.00%.

(4)	Rates vary depending on the applicable first lien secured leverage ratio as defined by the agreement.

(5)	Represents the effective interest rate as of June 29, 2019.

(6)	We repaid this term loan balance in full in connection with the closing of our IPO in June 2019 as further discussed below.

(7)
Represents our note payments due in the next 12 months. As discussed below, the principal payment of our outstanding term loan under the First Lien Credit Agreement will not be due until its maturity date.

First Lien Credit Agreement
On October 22, 2018, GOBP Holdings, Inc (“GOBP Holdings”), our wholly owned subsidiary, together with another of our wholly owned subsidiary, entered into a first lien credit agreement (the “First Lien Credit Agreement”) with a syndicate of lenders for a $725.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with a sub-commitment for a $35.0 million letter of credit and a sub-commitment for $20.0 million of swingline loans. Borrowings under the First Lien Credit Agreement is secured by substantially all the assets of the borrower subsidiary and its guarantors. The term loan proceeds were primarily used for retiring the prior first lien credit agreement and paying the dividends related to our 2018 recapitalization. As of June 29, 2019, we had standby letters of credit outstanding totaling $3.6 million under the First Lien Credit Agreement.

Starting April 1, 2019, a minimum interest payment of $1.8 million is payable quarterly with the remainder due on the maturity date. We are required to pay a quarterly commitment fee ranging from 0.25% to 0.50% on the daily unused amount of the commitment under the revolving credit facility based upon the leverage ratio defined in the agreement and certain criteria specified in the agreement. We are also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility.
The First Lien Credit Agreement permits voluntarily prepayment on borrowings without premium or penalty. In connection with the closing of our IPO, we prepaid $248.0 million of principal and $3.8 million of interest on June 24, 2019 and elected to apply the prepayment against the remaining principal installments in the direct order of maturity. No further principal payment on the term loan will be due until the maturity date of this term loan. The terms of the First Lien Credit Agreement include mandatory prepayment requirements on the term loan if certain conditions are met (as described in the First Lien Credit Agreement).
On July 23, 2019, GOBP Holdings together with another of our wholly owned subsidiary entered into an incremental agreement (the “Incremental Agreement”) to amend the First Lien Credit Agreement. The Incremental Agreement refinanced the term loan outstanding under the First Lien Credit Agreement with a replacement $475.2 million senior secured term loan credit facility with an applicable margin of 3.50% or 3.25% for eurodollar loans and 2.50% or 2.25% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings. This new term loan matures on October 22, 2025, which is the same maturity date as provided under our First Lien Credit Agreement.
Second Lien Credit Agreement
On October 22, 2018, a wholly owned subsidiary of the Company entered into a second lien credit agreement with a syndicate of lenders for a $150.0 million senior term loan. The proceeds were primarily used for retiring the prior second lien credit agreement and paying the dividends related to our 2018 recapitalization.
The term loan under the Second Lien Credit Agreement did not require minimum quarterly principal payment. The Second Lien Credit Agreement did require mandatory prepayment if certain conditions were met and permitted voluntarily prepayment on borrowings without premium or penalty.
On June 24, 2019, we terminated the Second Lien Credit Agreement and repaid in full the outstanding principal balance of $150.0 million and accrued interest of $3.6 million. Accordingly, we wrote off the remaining debt issuance costs of $3.8 million and loan discounts of $1.4 million on June 24, 2019.
Debt Covenant
The First Lien and Second Lien Credit Agreements contain certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The First Lien and Second Lien Credit Agreements have the ability to restrict us from entering into certain types of transactions and making certain types of payments including dividends and stock repurchase and other similar distributions, with certain exceptions. Additionally, the revolving credit facility under our First Lien Credit Agreement is subject to a first lien secured leverage ratio of 7.00 to 1:00, tested quarterly if, and only if, the aggregate principal amount from the revolving facility, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the closing date) and swingline loans outstanding and/or issued, as applicable, 35% of the total amount of the revolving credit facility commitments.
As of June 29, 2019, we were not subject to the first lien secured leverage ratio testing requirement. Additionally, we were in compliance with all applicable covenant requirements as of June 29, 2019 for our First Lien Credit Agreement and as of June 24, 2019, the agreement termination date, for our Second Lien Credit Agreement.

Schedule of Principal Maturities
Principal maturities of our debt as of June 29, 2019 were as follows (in thousands):

Remainder of fiscal 2019	$90
Fiscal 2020	267
Fiscal 2021	—
Fiscal 2022	—
Fiscal 2023	—
Thereafter	475,188
Total	$475,545

Interest Expense
Interest expense, net, consisted of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest on term loan debt	$15,158	$13,147	$31,256	$25,240
Amortization of debt issuance costs	644	1,092	1,295	2,185
Interest on capital leases	53	29	124	59
Other	—	—	7	—
Interest income	(403)	(294)	(792)	(598)
Interest expense, net	$15,452	$13,974	$31,890	$26,886

Debt Extinguishment and Modification Costs
Debt extinguishment and modification costs consisted of following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Write off of debt issuance costs	$3,788	$—	$3,788	$—
Write off of loan discounts	1,374	—	1,374	—
Debt extinguishment and modification costs	$5,162	$—	$5,162	$—

6.	STOCKHOLDERS’ EQUITY
Equity Incentive Plans
Our 2014 Stock Incentive Plan (the “2014 Plan”) became effective on October 21, 2014. Under the 2014 Plan, we granted stock options and restricted stock units (“RSUs”) to purchase shares of our common stock. Effective as of June 19, 2019, we terminated the 2014 Plan and no further equity awards may be issued under the 2014 Plan. Any outstanding awards granted under the 2014 Plan will remain subject to the terms of the 2014 Plan and the applicable equity award agreements.

On June 4, 2019, our board of directors and stockholders approved the 2019 Incentive Plan (the “2019 Plan”). An aggregate of 4,597,862 shares of common stock were reserved for issuance under the 2019 Plan. In addition, on the first day of each fiscal year beginning in 2020 and ending in 2029, the 2019 Plan provides for an annual automatic increase of the shares reserved for issuance in an amount equal to the positive difference between (i) 4% of the outstanding common stock on the last day of the immediately preceding fiscal year and (ii) the plan share reserve on the last day of the immediately preceding fiscal year, or a lesser number as determined by our board of directors.
Fair Value Determination
The fair value of option and RSU awards is determined as of the grant date. For time-based options, a Black-Scholes valuation model is utilized. For performance-based options, a Monte Carlo simulation approach implemented in a risk-neutral framework is utilized. For RSUs, the current stock price estimate was utilized prior to the IPO. Following the pricing of the IPO, the stock price based on the market closing price on the date of grant has been utilized to determine the fair value of the awards.
 The respective models resulted in a weighted-average fair value for time-based and performance-based options and RSUs granted as of June 29, 2019 were as follows:

June 29, 2019
Time-based options	$7.66
Performance-based options	6.80
RSUs	26.98
The fair values of time-based options were estimated as of the grant date using the Black-Scholes valuation model with the following assumptions:

26 Weeks Ended
June 29, 2019
Exercise price	$21.66
Volatility	35.0%
Risk-free rate	2.8%
Dividend yield	—%
Expected life (in years)	3.22
The valuation models require the input of highly subjective assumptions. Expected volatility of the options is based on companies of similar growth and maturity and our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own shares. The expected term of the options represents the period of time that options granted were expected to be outstanding. The risk-free rate was based on the U.S. treasury zero-coupon issues, with a remaining term equal to the expected term of the options used in the respective valuation model. In the future, our expected volatility and expected term may change, which could change the grant-date fair value of future awards and, ultimately, the expense we record.

Grant Activity
The following table summarizes our stock option activity under all equity incentive plans during the 26 weeks ended June 29, 2019:

	Time-Based Options		Performance-Based Options
	Number of Options	Weighted- Average Exercise Price	Number of Options		Weighted- Average Exercise Price
Outstanding—December 29, 2018	5,798,375	$7.53	5,795,330		$4.40
Granted	1,363,822	21.66	99,788		17.29
Exercised	(30,000)	7.13	—		—
Forfeitures	(27,635)	9.42	(51,775)		5.41
Outstanding—June 29, 2019	7,104,562	10.24	5,843,343		4.61
Total exercisable at June 29, 2019	4,188,061		—
Total vested and expected to vest at June 29, 2019	7,004,655		5,597,528	(1)

_______________________

(1)	No performance-based options had been vested as of June 29, 2019. The number above reflects the 5.8 million unvested outstanding performance-based options, net of estimated forfeitures.
The following table summarizes our RSU activity under all equity incentive plans during the 26 weeks ended June 29, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested — December 29, 2018	80,820	$8.80
Granted	192,296	26.98
Vested / Released	(42,464)	8.36
Canceled / forfeited	—	—
Outstanding — June 29, 2019	230,652	24.04

On June 4, 2019, our board of directors approved the grant of 1,364,348 options with an exercise price equal to the IPO price and 161,221 RSUs under our 2019 Plan. These grants were effective on the pricing of the IPO, with respect to options, and upon the effectiveness of our Registration Statement on Form S-8, with respect to RSUs. Our IPO price was $22.00 per share of common stock.
Stock-Based Compensation
We recognize compensation expense on options and RSUs by amortizing the grant date fair value over the expected vesting period to the extent we determine the vesting of the grant is probable.
Time-Based Options
 We did not record compensation expense for time-based options held by employees granted prior to our IPO because involuntary termination, change in control or initial public offering were not deemed probable. These time-based options were subject to a post-termination repurchase right by us until the aforementioned contingent events occurred. As a result, other than in limited circumstances, stock issued upon the exercise of these options could be repurchased at our discretion. This repurchase feature resulted in deferred stock-based compensation expenses on these options. Accordingly, upon the completion of our IPO, we began recognizing stock-based compensation expense related to these outstanding time-based options as the contingent event had occurred and the repurchase feature had lapsed.

During the 13 and 26 weeks ended June 29, 2019, we recognized stock-based compensation expense totaling $22.5 million for all outstanding time-based options, of which $22.4 million related to those granted prior to the IPO. Unamortized compensation cost was $13.2 million as of June 29, 2019, which is expected to be amortized over a weighted average period of 3.49 years.
Performance-Based Options
We determined that the ultimate vesting of the 5,843,343 shares of outstanding performance-based options was not probable because the performance target’s achievement was not probable as of June 29, 2019 and, accordingly, did not recognize any expense related to these awards. Unamortized compensation cost was $26.1 million for outstanding performance-based options as of June 29, 2019, which will be amortized over the remaining requisite service period if and when we determine that vesting is probable.
Restricted Stock Units
We recognized compensation expense for RSUs held by directors and employees of $0.2 million and $0.3 million in the 13 and 26 weeks ended June 29, 2019, respectively, and $0.1 million and $0.2 million in the same periods of 2018. Unamortized compensation expense for the RSUs was $5.3 million as of June 29, 2019, which is expected to be amortized over a weighted average period of 2.00 years.
For time-based options and RSUs that were outstanding on the dividend dates of June 23, 2016 and October 22, 2018 and that are expected to vest in fiscal year 2019 and beyond, we intend to make dividend payments as these time-based options and RSUs vest. Pursuant to the 2014 Plan, if we are unable to make those payments, we may instead elect to reduce the per share exercise price of each such option by an amount equal to the dividend amount in lieu of making the applicable option payment. As such, our dividends are not considered declared and payable and are not accrued as a liability in our condensed consolidated balance sheet as of June 29, 2019. We paid an immaterial amount of dividends during the 13 and 26 weeks ended June 29, 2019, which was included in the stock-based compensation expense.

7.	INCOME TAXES
Income tax expense (benefit) and effective tax rate for the periods presented were as follows (dollars in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Income tax expense (benefit)	$(4,247)	$2,748	$(2,803)	$4,832
Effective tax rate	28.5%	27.4%	29.0%	27.4%
The effective tax rate is higher than the U.S. statutory tax rate of 21% primarily due to state income taxes and permanently nondeductible expenses. The changes in the effective tax rates for the 13 and 26 weeks ended June 29, 2019 compared to the corresponding periods of 2018 were mainly due to the decrease in forecasted income for 2019, driven primarily by the recognition of stock-based compensation expense in connection with our IPO as discussed in Note 6. As a result, this increased our estimated annual effective tax rate for 2019 and thus the effective tax rates for the 13 and 26 weeks ended June 29, 2019.
Our policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations, nor have we accrued for or made payments for interest and penalties. We had no unrecognized tax benefits as of June 29, 2019 and December 29, 2018.

8.	RELATED PARTY TRANSACTIONS
We leased property from entities affiliated with certain of our non-controlling stockholders for 16 store locations and one warehouse location as of June 29, 2019 and for 19 store locations and one warehouse location as of June 30, 2018.
As of June 29, 2019 and June 30, 2018, one independent operator store was operated by family members of one employee. Independent operator commissions for this store totaled $0.3 million for each of the 13 weeks ended June 29, 2019 and June 30, 2018, and $0.6 million for each of the 26 weeks ended June 29, 2019 and June 30, 2018.
We offer interest-bearing notes to independent operators and the gross receivable due from these entities was $33.1 million and $27.8 million as of June 29, 2019 and December 29, 2018, respectively. See Note 2 for additional information.

9.	COMMITMENTS AND CONTINGENCIES
We are involved from time to time in claims, proceedings, and litigation arising in the normal course of business. We do not believe the impact of such litigation will have a material adverse effect on our consolidated financial statements taken as a whole.

10.	EARNINGS PER SHARE
Earnings Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share attributable to common stockholders is as follows (dollars and shares in thousands, except per share amounts):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator
Net income (loss) attributable to common stockholders – basic	$(10,632)	$7,286	$(6,858)	$12,811

Denominator
Weighted-average shares of common stock - basic	70,475	68,475	69,494	68,471
Effect of dilutive RSUs	—	37	—	28
Weighted-average shares of common stock - diluted (1) (2)	70,475	68,512	69,494	68,499

Earnings (net loss) per share attributable to common stockholders:
Basic	$(0.15)	$0.11	$(0.10)	$0.19
Diluted	$(0.15)	$0.11	$(0.10)	$0.19
_______________________

(1)
As discussed in Note 6, we determined that the ultimate vesting of the 5.8 million granted but not yet vested performance-based options was not probable as of June 29, 2019 and June 30, 2018. Accordingly, these options were not included in the weighted-average diluted shares for the periods presented as the ultimate vesting of the performance options was deemed an unresolved contingent event. If and when vesting occurs, any vested performance-based options will be included in the weighted-average diluted shares at that time. See Note 6 for additional information.

(2)
The weighted-average diluted shares for the 13 and 26 weeks ended June 30, 2018 did not include time-based options as the occurrence of a contingent event (involuntary termination, change in control or initial public offering) was not deemed probable. See Note 6 for more information. Upon the completion of the IPO in June 2019, the contingent event had occurred and therefore time-based options were included in the weighted-average diluted shares for the 13 and 26 weeks ended June

29, 2019. However, these time-based options did not result in an impact to our diluted net loss per shares due to their anti-dilutive effect given our net loss position for the 13 and 26 weeks ended June 29, 2019.

The following weighted-average common stock equivalents were excluded from the calculation of diluted earnings (net loss) per share because their effect would have been anti-dilutive (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
RSUs	79	—	59	—
Options	5,935	—	5,838	—
Total	6,014	—	5,897	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 29, 2018 included in the final prospectus for our initial public offering dated as of June 19, 2019, and filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 20, 2019 (File No. 333-231428). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other sections of this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to the second quarter of 2019 and the second quarter of 2018 refer to the 13 weeks ended June 29, 2019 and June 30, 2018, respectively.

Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators (“IOs”) run our stores and create a neighborhood feel through personalized customer service and a localized product offering. This differentiated approach has driven 15 consecutive years of positive comparable store sales growth. At the end of the second quarter of 2019, we had 330 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
Initial Public Offering
In June 2019, we completed an initial public offering (“IPO”) of 19,765,625 shares of our common stock at a public offering price of $22.00 per share for net proceeds of $407.7 million, after deducting underwriting discounts and commissions of $27.1 million. We also incurred estimated offering costs payable by us of $7.2 million of which we had paid out a total of $5.1 million as of June 29, 2019. We expect to pay out the remainder of these estimated offering costs in the third fiscal quarter of 2019. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.
In connection with the closing of our IPO, we repaid in full the $150.0 million outstanding principal amount and $3.6 million accrued interest on our second lien term loan and terminated the related loan agreement. Additionally, using the remainder of the net proceeds, together with excess cash on hand, we prepaid a portion of our term loan outstanding under our first lien credit agreement totaling $248.0 million and $3.8 million of accrued interest on our first lien term loan.
Second Quarter Overview
Key financial and operating performance of our second quarter of 2019 compared to the second quarter of 2018 are as follows:

•	Net sales increased by 12.2% to $645.3 million from $575.1 million in the second quarter of fiscal 2018; comparable store sales increased by 5.8% over a 2.7% increase last year

•	We opened eight new stores and closed one, ending the quarter with 330 stores in six states.

•	Net loss was $10.6 million, or $(0.15) per diluted share, compared to net income of $7.3 million, or $0.11 per diluted share in the second quarter of fiscal 2018.

•	Adjusted EBITDA(1) increased 15.0% to $45.0 million compared to $39.1 million in the second quarter of fiscal 2018.

•	Adjusted net income(1) increased 12.1% to $14.5 million, or $0.20 per diluted share, compared to $12.9 million, or $0.19 per diluted share last year.

______________________________________

(1)
Adjusted EBITDA and Adjusted net income are non-GAAP financial measures and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). See GAAP to non-GAAP reconciliation in “Results of Operations” section below.

Results of Operations
The following tables summarize key components of our results of operations for the periods presented, both in dollars and as a percentage of our sales (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Sales	$645,289	$575,058	$1,251,560	$1,125,616
Cost of Sales	446,569	399,943	865,823	781,932
Gross Profit	198,720	175,115	385,737	343,684
Operating expenses:
Selling, general and administrative	157,641	139,743	310,495	276,479
Depreciation and amortization	12,594	11,235	24,890	22,413
Stock-based compensation	22,750	129	22,961	263
Total operating expenses	192,985	151,107	358,346	299,155
Income from operations	5,735	24,008	27,391	44,529
Other expense:
Interest expense, net	15,452	13,974	31,890	26,886
Debt extinguishment and modification	5,162	—	5,162	—
Total other expense	20,614	13,974	37,052	26,886
Income (loss) before income taxes	(14,879)	10,034	(9,661)	17,643
Income tax expense (benefit)	(4,247)	2,748	(2,803)	4,832
Net income (loss)	$(10,632)	$7,286	$(6,858)	$12,811

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Percentage of Sales (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	69.2%	69.5%	69.2%	69.5%
Gross Profit	30.8%	30.5%	30.8%	30.5%
Operating expenses:
Selling, general and administrative	24.4%	24.3%	24.8%	24.6%
Depreciation and amortization	2.0%	2.0%	2.0%	2.0%
Stock-based compensation	3.5%	—%	1.8%	—%
Total operating expenses	29.9%	26.3%	28.6%	26.6%
Income from operations	0.9%	4.2%	2.2%	4.0%
Other expense:
Interest expense, net	2.4%	2.4%	2.5%	2.4%
Debt extinguishment and modification	0.8%	—%	0.4%	—%
Total other expense	3.2%	2.4%	3.0%	2.4%
Income (loss) before income taxes	(2.3)%	1.7%	(0.8)%	1.6%
Income tax expense (benefit)	(0.7)%	0.5%	(0.2)%	0.4%
Net income (loss)	(1.6)%	1.3%	(0.5)%	1.1%

_______________________

(1)	Components may not sum to totals due to rounding.

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Other Financial and Operation Data (1)
Number of new stores	8	4	16	7
Number of stores open at end of period	330	300	330	300
Comparable store sales growth (2)	5.8%	2.7%	5.0%	3.5%
EBITDA (3)	$13,729	$35,670	$48,234	$67,726
Adjusted EBITDA (3)	$45,007	$39,122	$84,130	$75,234
Adjusted net income (3)	$14,460	$12,897	$24,407	$24,448
_______________________

(1)
In addition to the measures of financial performance presented in our condensed consolidated financial statements, we use certain non-GAAP measures to establish budgets and operational goals, and to evaluate and manage our business internally. We believe these key non-GAAP measures included in this table provide investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results.

(2)
Comparable store sales consist of sales from our stores beginning on the first day of the fourteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved.

(3)
The following table provides a reconciliation from our net income to EBITDA and adjusted EBITDA, net income to adjusted net income, and our GAAP to non-GAAP earnings (net loss) per share for the periods presented:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss)	$(10,632)	$7,286	$(6,858)	$12,811
Interest expense, net	15,452	13,974	31,890	26,886
Income tax expense	(4,247)	2,748	(2,803)	4,832
Depreciation and amortization expenses	13,156	11,662	26,005	23,197
EBITDA	13,729	35,670	48,234	67,726
Stock-based compensation expenses (a)	22,750	129	22,961	263
Debt extinguishment and modification costs (b)	5,162	—	5,162	—
Non-cash rent (c)	1,816	1,683	3,678	3,523
Asset impairment and gain or loss on disposition (d)	233	24	415	(28)
New store pre-opening expenses (e)	321	431	742	701
Provision for accounts receivable reserves (f)	581	810	2,064	2,348
Other (g)	415	375	874	701
Adjusted EBITDA	$45,007	$39,122	$84,130	$75,234

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss)	$(10,632)	$7,286	$(6,858)	$12,811
Stock-based compensation expenses (a)	22,750	129	22,961	263
Debt extinguishment and modification costs (b)	5,162	—	5,162	—
Non-cash rent (c)	1,816	1,683	3,678	3,523
Asset impairment and gain or loss on disposition (d)	233	24	415	(28)
New store pre-opening expenses (e)	321	431	742	701
Provision for accounts receivable reserves (f)	581	810	2,064	2,348
Other (g)	415	375	874	701
Amortization of purchase accounting assets and deferred financing costs (h)	3,835	4,274	7,751	8,517
Tax effect of total adjustments (i)	(10,021)	(2,115)	(12,382)	(4,388)
Adjusted net income	$14,460	$12,897	$24,407	$24,448

GAAP earnings (net loss) per share
Basic and diluted	$(0.15)	$0.11	$(0.10)	$0.19
Non-GAAP adjusted earnings per share
Basic	$0.21	$0.19	$0.35	$0.36
Diluted	$0.20	$0.19	$0.35	$0.36

GAAP weighted average shares outstanding
Basic	70,475	68,475	69,494	68,471
Diluted	70,475	68,512	69,494	68,499
Non-GAAP weighted average shares outstanding
Basic	70,475	68,475	69,494	68,471
Diluted (j)	71,315	68,512	69,641	68,499

___________________________

(a)
Includes immaterial cash dividends paid in the second quarter and the first half of 2019 and 2018 in respect of vested options as a result of dividends declared in connection with our recapitalizations in 2018 and 2016. As of June 29, 2019, we expect to pay an additional $4.2 million in the aggregate on options as they vest in respect of such dividends, of which $3.4 million is expected to be paid in the remainder of fiscal 2019.

(b)
Represents the write off of debt issuance costs and debt discounts related to the full repayment of the principal outstanding for our second lien term loan (“Second Lien Term Loan”) and the termination of the related agreement (“Second Lien Credit Agreement). See Note 5 to the condensed consolidated financial statements.

(c)
Consists of the non-cash portion of rent expense, which represents the difference between our straight-line rent expense recognized under GAAP and cash rent payments. The adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth in recent years.

(d)	Represents impairment charges with respect to planned store closures and gains or losses on dispositions of assets in connection with store transitions to new IOs.

(e)	Includes marketing, occupancy and other expenses incurred in connection with store grand openings, including costs that will be the IO’s responsibility after store opening.

(f)	Represents non-cash changes in reserves related to our IO notes and accounts receivable.

(g)
Other non-recurring, non-cash or discrete items as determined by management, including personnel-related costs, strategic project costs, legal expenses, transaction related costs and miscellaneous costs.

(h)
In 2014, affiliates of Hellman & Friedman LLC (“H&F”) acquired approximately 80% of our common stock from Berkshire Partners (the “2014 H&F Acquisition”). The amount here represents the amortization of debt issuance costs and incremental amortization of an asset step-up resulting from purchase price accounting related to the 2014 H&F Acquisition which included trademarks, customer lists and below-market leases.

(i)	Represents the tax effect of the total adjustments at our quarterly effective tax rate.

(j)
To calculate the diluted adjusted earnings per share, we adjusted the weighted-average shares outstanding for the dilutive effect of all potential shares of common stock. In a period when we record an adjusted net loss, the diluted adjusted net loss per share is the same as basic adjusted net loss per share because the effects of potentially dilutive items were anti-dilutive given the adjusted net loss position.

Comparison of the 13 and 26 Weeks Ended June 29, 2019 and June 30, 2018 (dollars in thousands)
Sales

	13 Weeks Ended				26 Weeks Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Net sales	$645,289	$575,058	$70,231	12.2%	$1,251,560	$1,125,616	$125,944	11.2%
The increase in net sales for the 13 and 26 weeks ended June 29, 2019 compared to the same periods of 2018 was primarily due to non-comparable store sales growth attributable to the net 30 stores opened over the last 12 months as well as an increase in comparable store sales.
Comparable store sales increased 5.8% for the second quarter 2019 compared to the same period of 2018 and 5.0% for the first half of 2019 compared to the same period of 2018, driven by a strong product offering, the expansion of our digital marketing initiatives and continued growth of our Natural, Organic, Specialty and Healthy (“NOSH”) business. Additionally, we benefited modestly from the later Easter this year compared to last year.

Cost of Sales

	13 Weeks Ended				26 Weeks Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Cost of sales	$446,569	$399,943	$46,626	11.7%	$865,823	$781,932	$83,891	10.7%
% of net sales	69.2%	69.5%			69.2%	69.5%
The increase in cost of sales for the second quarter and the first half of 2019 was primarily the result of new store growth and an increase in comparable store sales. Costs as a percentage of sales decreased slightly due to strong purchasing and inventory management.
Gross Profit and Gross Margin

	13 Weeks Ended				26 Weeks Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Gross profit	$198,720	$175,115	$23,605	13.5%	$385,737	$343,684	$42,053	12.2%
Gross margin	30.8%	30.5%			30.8%	30.5%
The increase in gross profit for the second quarter and the first half of 2019 was primarily the result of new store growth and an increase in comparable store sales. Our gross margin increased modestly for both the second quarter and the first half of 2019 compared to the same periods of 2018 due to strong purchasing and inventory management.
Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended				26 Weeks Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Selling, general and administrative	$157,641	$139,743	$17,898	12.8%	$310,495	$276,479	$34,016	12.3%
% of net sales	24.4%	24.3%			24.8%	24.6%
The increase in SG&A for the second quarter and the first half of 2019 was primarily driven by increased selling expenses related to new store growth and higher sales volume. These increased expenses consisted primarily of commissions, store occupancy and shared maintenance costs, as well as investments in general and administrative infrastructure to support the continued growth in the business.
As a percentage of sales, SG&A increased modestly for the second quarter and the first half of 2019 compared to the same periods of 2018. We expect SG&A expense to increase in the remainder of 2019 due to additional costs to incur to comply with public company requirements including incremental insurance, accounting, and legal expense as well as costs required to comply with the Sarbanes-Oxley Act.
Depreciation and Amortization Expense

	13 Weeks Ended				26 Weeks Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Depreciation and amortization	$12,594	$11,235	$1,359	12.1%	$24,890	$22,413	$2,477	11.1%
% of net sales	2.0%	2.0%			2.0%	2.0%
The increase in depreciation and amortization expenses for the second quarter and the first half of 2019 is primarily driven by the new store growth and other capital investments.

Stock-based Compensation

	13 Weeks Ended				26 Weeks Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Stock-based compensation	$22,750	$129	$22,621	17,535.7%	$22,961	$263	$22,698	8,630.4%
% of net sales	3.5%	—%			1.8%	—%
The increase in stock-based compensation expenses for the second quarter and the first half of 2019 was primarily driven by the $22.4 million stock-based compensation expense related to time-based options granted prior to the IPO. See Note 6 to our condensed consolidated financial statements. Prior to the IPO, stock-based compensation expense was primarily related to the equity awards granted to our board of directors and dividends paid.
Interest Expense, net

	13 Weeks Ended				26 Weeks Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Interest expense, net	$15,452	$13,974	$1,478	10.6%	$31,890	$26,886	$5,004	18.6%
% of net sales	2.4%	2.4%			2.5%	2.4%
In October 2018, we refinanced our debt and increased our total principal outstanding by $154.0 million as part of our 2018 recapitalization. The increase in net interest expense for the second quarter and the first half of 2019 compared to the same periods of 2018 was primarily driven by higher total borrowings under our first lien credit agreements (“First Lien Credit Agreement”) and Second Lien Credit Agreement we entered into during our debt refinancing compared to our prior loan agreements.
In connection with the closing of our IPO, we repaid in full the $150.0 million outstanding principal amount on our Second Lien Term Loan and terminated the related loan agreement. Additionally, we prepaid a portion of our term loan outstanding under the First Lien Credit Agreement totaling $248.0 million. In July 2019, we repriced and amended our existing First Lien Credit Agreement by replacing the existing term loan with a new $475.2 million senior secured term loan credit facility. As part of this repricing transaction, we reduced the applicable margin rates on the new term loan. See Note 5 to the condensed consolidated financial statements for additional information. Accordingly, we expect our interest expense to decrease in the remainder of fiscal 2019 compared to fiscal 2018.
Debt Extinguishment and Modification Costs

	13 Weeks Ended				26 Weeks Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Debt extinguishment and modification costs	$5,162	—	$5,162	100%	$5,162	—	$5,162	100%
% of net sales	0.8%	—%			0.4%	—%
We repaid in full our outstanding Second Lien Term Loan and terminated the related loan agreement in the second quarter of 2019 as described above. Accordingly, we recorded debt extinguishment costs in the second quarter of 2019 to reflect the write off of our debt issuance costs of $3.8 million and loan discounts of $1.4 million. See Note 5 to the condensed consolidated financial statements for more information.

Income Tax Expense

	13 Weeks Ended				26 Weeks Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Income tax (benefit) expense	$(4,247)	$2,748	$6,995	254.5%	$(2,803)	$4,832	$7,635	158.0%
% of net sales	(0.7)%	0.5%			(0.2)%	0.4%
The increase in income tax benefit in the second quarter and the first half of 2019 compared to the same periods of 2018 was primarily the result of the net loss before taxes, which was mainly due to the stock-based compensation expense of $22.8 million and $23.0 million we recognized in the second quarter and the first half of 2019, respectively, in connection with our IPO as discussed above.
Adjusted EBITDA

	13 Weeks Ended				26 Weeks Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Adjusted EBITDA	$45,007	$39,122	$5,885	15.0%	$84,130	$75,234	$8,896	11.8%
The increase in adjusted EBITDA for the second quarter and the first half of 2019 was primarily due to our increase in sales, which was primarily driven by the increase in quarter-end store count compared to the same periods of 2018 and the increase in comparable sales of 5.8% and 5.0%, respectively. Additionally, our gross margin increased modestly for both the second quarter and the first half of 2019 compared to the same periods of 2018 as discussed above.
Adjusted Net Income

	13 Weeks Ended				26 Weeks Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Adjusted net income	$14,460	$12,897	$1,563	12.1%	$24,407	$24,448	$(41)	(0.2)%
The increase in adjusted net income for the second quarter and the first half of 2019 was primarily due to our increase in sales, which was primarily driven by the increase in quarter-end store count compared to the same periods of 2018 and comparable sales of 5.8% and 5.0%, respectively. This increase was offset in part by an increase in net interest expense of $1.5 million and $5.0 million in the second quarter and the first half of 2019, respectively, compared to the same periods of 2018.
Liquidity and Capital Resources
As of June 29, 2019, we had cash and cash equivalent of $18.7 million, which consisted principally of cash held in checking and money market accounts with financial institutions. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We funded our liquidity requirements through cash generated from our operations, borrowings and availability under our credit facility, and most recently through our initial public offering of our common stock in June 2019. As of June 29, 2019, we had not drawn down on our $100.0 million revolving credit facility under the First Lien Credit Agreement and, after excluding the outstanding $3.6 million letters of credit, we had $96.4 million borrowing capacity available from our revolving credit facility.
On June 24, 2019, we completed our IPO in which we sold 19,765,625 shares of our common stock, including 2,578,125 shares from the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $22.0 per share. We received net proceeds of $407.7 million after deducting underwriting discounts and commissions of $27.1 million. We also incurred estimated offering costs payable by us of $7.2 million of which we had paid out a total of $5.1 million as of June 29, 2019. We expect to pay out the remainder of these estimated offering costs in the third fiscal quarter of 2019.

The terms of our credit agreements permit voluntarily prepayment without premium or penalty. In connection with the closing of our IPO on June 24, 2019, we used the net proceeds from the offering to repay in full the $150.0 million outstanding Second Lien Term Loan plus $3.6 million accrued and unpaid interest and terminated the related agreement. In addition, using the remainder of the net proceeds, together with excess cash on hand, we prepaid a portion of our outstanding First Lien Term Loan totaling $248.0 million plus accrued interest of $3.8 million. We elected to apply the prepayment against the remaining principal installments in the direct order of maturity. No further principal payment on this term loan will be due until its maturity in October 2025.
On July 23, 2019, we entered into an incremental agreement (the “Incremental Agreement”) to amend the First Lien Credit Agreement. The Incremental Agreement refinanced the term loan outstanding under the First Lien Credit Agreement with a replacement $475.2 million senior secured term loan credit facility with an applicable margin of 3.50% or 3.25% for eurodollar loans and 2.50% or 2.25% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings. This new term loan matures on October 22, 2025, which is the same maturity date of the existing First Lien Term Loan.
As of June 29, 2019, in connection with our recapitalizations in 2018 and 2016, we expect to pay an additional $4.2 million in aggregate on options as they vest in respect of such dividends, of which $3.4 million is expected to be paid in the remainder of fiscal year 2019.
Our primary working capital requirements are for the purchase of inventory, payroll, rent, issuance of IO notes, other store facilities costs, distribution costs and general and administrative costs. Our working capital requirements fluctuate during the year, driven primarily by the timing of opportunistic inventory purchases and new store openings.
Our capital expenditures are primarily related to new store openings, ongoing store maintenance and improvements, expenditures related to our distribution centers and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems and corporate offices. We expect to fund capital expenditures through cash generated from our operations.
Based on our new store growth plans, we believe our existing cash and cash equivalents position, cash generated from our operations, and availability under our revolving credit facility will be adequate to finance our working capital requirements, planned capital expenditures and debt service over the next 12 months. If cash generated from our operations and borrowings under our credit facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.
Debt Covenant
The First Lien and Second Lien Credit Agreements contain certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The First Lien and Second Lien Credit Agreements have the ability to restrict us from entering into certain types of transactions and making certain types of payments including dividends and stock repurchase and other similar distributions, with certain exceptions. Additionally, the revolving credit facility under our First Lien Credit Agreement is subject to a first lien secured leverage ratio of 7:00 to 1:00, tested quarterly if, and only if, the aggregate principal amount from the revolving facility, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the closing date) and swingline loans outstanding and/or issued, as applicable, exceeds 35% of the total amount of the revolving credit facility commitments.
As of June 29, 2019, we were not subject to the first lien secured leverage ratio testing requirement. Additionally, we were in compliance with all applicable covenant requirements as of June 29, 2019 for our First Lien Credit Agreement and as of June 24, 2019, the agreement termination date, for our Second Lien Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	26 Weeks Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Net cash provided by operating activities	$39,718	$55,217	$(15,499)	(28)%
Net cash used in investing activities	(44,523)	(25,501)	(19,022)	(75)%
Net cash provided by (used in) financing activities	2,419	(2,756)	5,175	188%
Net increase (decrease) in cash and cash equivalents	$(2,386)	$26,960	$(29,346)	(109)%

Cash Provided by Operating Activities
Net cash provided by operating activities for the first half of 2019 was $39.7 million, a decrease from $55.2 million for the same period of 2018. The decrease in net cash provided by operating activities was primarily driven by the adoption of the new leasing standard in the first quarter of 2019 along with changes to working capital related to new store growth, partially offset by the increase in non-cash stock-based compensation and non-cash debt extinguishment costs. Upon the completion of the IPO, we incurred stock-based compensation expense of $22.4 million related to time-based options granted prior to the IPO. See Note 6 to our condensed consolidated financial statements for more information. Additionally, we wrote off our debt issuance costs of $3.8 million and loan discounts of $1.4 million in related to our repayment of the Second Lien Term Loan and the termination of the related agreement as described above.
Cash Used in Investing Activities
Net cash used in investing activities for the 26 weeks ended June 29, 2019 and for the same period of 2018 was primarily for capital expenditures and cash advanced to IOs. The increase in net cash used in investing activities of $19.0 million was primarily related to capital expenditures for 16 new store openings and one relocation in the first half of 2019 compared to seven new store openings in same period of 2018.
We plan to invest capital expenditures between $85.0 million and $90.0 million, net of tenant improvement allowances, in fiscal year 2019. We expect approximately 65% of our 2019 capital investment will be directed towards the opening of 32 new stores and one store relocation.
Cash Used in Financing Activities
Net cash provided by financing activities was $2.4 million for the 26 weeks ended June 29, 2019 compared to net cash used in financing activities of $2.8 million for the same period of 2018. The increase was primarily driven by our debt repayments and offering cost payments, offset in part by the proceeds from our IPO, net of underwriting discounts and commissions paid. As described above, in June 2019, using the net proceeds from our IPO and excess cash on hand, we repaid in full the $150.0 million outstanding Second Lien Term Loan and prepaid a portion of our outstanding First Lien Term Loan totaling $248.0 million.
Off-Balance Sheet Arrangements
As of June 29, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the below table.

Our contractual obligations and other commitments existed as of June 29, 2019 were as follows (in thousands):

	Payment Due by Fiscal Year End
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
Lease obligations including interest (1)	$1,190,630	$46,102	$186,537	$185,411	$772,580
Principal payments of long-term debt	475,545	90	267	—	475,188
Interest on long-term debt (2)	175,843	13,878	56,047	55,513	50,405
Purchase commitments (3)	33,206	5,000	20,000	8,206	—
Total	$1,875,224	$65,070	$262,851	$249,130	$1,298,173

______________________

(1)	Represents the future minimum lease payments of our operating and finance leases as disclosed in Note 3 to the condensed consolidated financial statements.

(2)
Represents the expected cash payments for interest on our long-term debt based on the amounts outstanding as of the end of each period and the interest rates applicable on such debt as of June 29, 2019. As described above, we entered into the Incremental Agreement in July 2019 to refinance the term loans outstanding under the First Lien Credit Agreement with a replacement $475.2 million senior secured term loan credit facility and reduced the applicable margin rates on our borrowings. The maturity date remains the same as provided under the First Lien Credit Agreement. The interest amounts in this table do not reflect the decrease in margin rates related to the Incremental Agreement as it was not in effect as of June 29, 2019.

(3)	Represents our purchase commitment for fresh meat with our primary fresh meat vendor.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
There have been no material changes to our critical accounting policies and estimates during the quarter ended June 29, 2019 from those disclosed in our prospectus dated as of June 19, 2019 and filed with the SEC on June 20, 2019 (File No. 333-231428).
Recent Accounting Pronouncements
Refer to Note 1 of the notes to condensed consolidated financial statements included in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our credit facilities, which carry variable interest rates. As of June 29, 2019, our credit facility includes a term loan and a revolving credit facility under the First Lien Credit Agreement which provides for revolving loans of up to $100.0 million, with a sub-commitment for issuance of letters of credit of $35.0 million and a sub-commitment for $20.0 million of swingline loans. Because our credit facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of June 29, 2019, we had $475.2 million variable rate loans outstanding under term loans under the First Lien Credit Agreement and no outstanding variable rate debt under our revolving credit facility under the First Lien Credit Agreement. Based on our June 29, 2019 credit facility balance, a hypothetical 1% increase or decrease in the effective interest rate would cause an increase or decrease in interest cost of approximately $4.8 million over the next 12 months.

We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Item 4. Control Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2019, our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 29, 2019, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be party to litigation that arises in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our prospectus filed with the SEC on June 20, 2019, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
From March 31, 2019 to June 29, 2019, we granted to our officers and employees options to purchase 1,364,348 shares of our common stock under our 2019 Incentive Plan at a weighted-average exercise price of $22.00 per share.
The issuances of these stock options were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.
Use of Proceeds
On June 24, 2019, we completed our IPO in which we sold 19,765,625 shares of our common stock, including 2,578,125 shares from the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $22.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-333-231428), which was declared effective by the SEC on June 19, 2019. We received net proceeds of $407.7 million after deducting underwriting discounts and commissions of $27.1 million. We incurred estimated offering costs payable by us of $7.2 million.
We utilized the net proceeds to repay the term loan outstanding under our Second Lien Credit Agreement totaling $150.0 million, plus accrued interest of $3.6 million and the remainder, together with cash on hand, to repay a portion of term loan outstanding under our First Lien Credit Agreement totaling $248.0 million, plus interest of $3.8 million. The representatives of the underwriters of our IPO were BofA Securities, Inc., Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc. and Jefferies LLC.
No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
Item 3. Default Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Grocery Outlet Holding Corp. (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (File No. 333-232318) filed with the SEC on June 24, 2019)

3.2
Amended and Restated Bylaws of Grocery Outlet Holding Corp. (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (File No. 333-232318) filed with the SEC on June 24, 2019)

4.1
Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-231428) filed with the SEC on June 10, 2019)

4.2
Amended and Restated Stockholders Agreement by and among Grocery Outlet Holding Corp. and the other parties named therein (incorporated by reference to Exhibit 4.5 filed with the Company’s Registration Statement on Form S-8 (File No. 333-232318) filed with the SEC on June 24, 2019)

10.1
Incremental Agreement, dated as of July 23, 2019, among GOBP Holdings, Inc., Globe Intermediate Corp., certain subsidiaries of GOBP Holdings, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-38950) filed with the SEC on July 25, 2019

10.2†
Globe Holding Corp. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-231428) filed with the SEC on May 22, 2019)

10.3†
Grocery Outlet Holding Corp. 2019 Incentive Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-231428) filed with the SEC on June 10, 2019)

10.4†
Form of Nonqualified Option Grant and Award Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan) (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-231428) filed with the SEC on June 10, 2019)

10.5†
Form of Restricted Stock Unit Grant and Award Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan) (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-231428) filed with the SEC on June 10, 2019)

10.6†
Grocery Outlet Inc. 2019 Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-231428) filed with the SEC on June 10, 2019)

10.7
Form of Indemnification Agreement between Grocery Outlet Holding Corp. and directors and executive officers of Grocery Outlet Holding Corp. (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-231428) filed with the SEC on June 10, 2019)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**
Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grocery Outlet Holding Corp.

Date:	August 13, 2019	By:	/s/ Charles Bracher
Charles Bracher Chief Financial Officer (Principal Financial Officer)

Date:	August 13, 2019	By:	/s/ Lindsay Gray
Lindsay Gray Vice President Corporate Controller (Principal Accounting Officer)