Form 10-Q
period 2019-09-28
Grocery Outlet Holding Corp.
filed 2019-11-12
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2019, the registrant had 88,892,622 shares of common stock outstanding.

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•failure of suppliers to consistently supply us with opportunistic products at attractive pricing;
•inability to successfully identify trends and maintain a consistent level of opportunistic products;
•failure to maintain or increase comparable store sales;
•changes affecting the market prices of the products we sell;
•failure to open, relocate or remodel stores on schedule;
•risks associated with newly opened stores;
•risks associated with economic conditions;
•competition in the retail food industry;
•inability to retain the loyalty of our customers;
•costs and implementation difficulties associated with marketing, advertising and promotions;
•failure to maintain our reputation and the value of our brand, including protecting our intellectual property;
•any significant disruption to our distribution network, the operations of our distributions centers and our timely receipt of inventory;
•movement of consumer trends toward private labels and away from name-brand products;
•inability to maintain sufficient levels of cash flow from our operations;
•risks associated with leasing substantial amounts of space;
•failure to maintain the security of information we hold relating to personal information or payment card data of our customers, employees and suppliers;
•failure to participate effectively or at all in the growing online retail marketplace;
•material disruption to our information technology systems;
•risks associated with products we and our independent operators (“IOs”) sell;

•risks associated with laws and regulations generally applicable to retailers;
•legal proceedings from customers, suppliers, employees, governments or competitors;
•unexpected costs and negative effects associated with our insurance program;
•inability to attract, train and retain highly qualified employees;
•difficulties associated with labor relations;
•loss of our key personnel or inability to hire additional qualified personnel;
•changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters;
•impairment of goodwill and other intangible assets;
•any significant decline in our operating profit and taxable income;
•risks associated with tax matters;
•natural disasters and unusual weather conditions (whether or not caused by climate change), pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events;
•economic downturns or natural or man-made disasters in geographies where our stores are located;
•management’s limited experience managing a public company;
•risks associated with IOs being consolidated into our financial statements;
•failure of our IOs to successfully manage their business;
•failure of our IOs to repay notes outstanding to us;
•inability to attract and retain qualified IOs;
•inability of our IOs to avoid excess inventory shrink;
•any loss or changeover of an IO;
•legal proceedings initiated against our IOs;
•legal challenges to the independent contractor business model;
•failure to maintain positive relationships with our IOs;
•risks associated with actions our IOs could take that could harm our business;
•the significant influence of certain significant investors over us;
•our ability to generate cash flow to service our substantial debt obligations; and
•the other factors discussed under “Risk Factors.” in our prospectus filed with the Securities and Exchange Commission (the “SEC”) on October 4, 2019.
The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Other sections of this Form 10-Q may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. For a more detailed discussion of the risks, uncertainties and other factors that could cause actual results to differ, please refer to the “Risk Factors” we previously disclosed in our prospectus filed with the SEC on October 4, 2019, and in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC. This prospectus and our periodic filings are accessible on the SEC’s website at www.sec.gov.
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

Website Disclosure
We use our website, www.groceryoutlet.com, as a channel of distribution of Company information. Financial and other important information regarding the Company is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$44,020	$21,063
Independent operator receivables and current portion of independent operator notes, net of allowance $1,274 and $1,141	6,594	5,056
Other accounts receivable, net of allowance $16 and $24	3,116	2,069
Merchandise inventories	206,418	198,304
Prepaid rent — related party	512	512
Prepaid expenses and other current assets	17,331	13,368
Total current assets	277,991	240,372
Independent operator notes, net of allowance $9,195 and $7,926	18,268	13,646
Property and equipment — net	340,263	304,032
Operating lease right-of-use asset	680,178	—
Intangible assets — net	64,091	68,824
Goodwill	747,943	747,943
Other assets	6,112	2,045
Total assets	$2,134,846	$1,376,862
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$116,486	$98,123
Accrued expenses	33,364	31,194
Accrued compensation	12,927	10,795
Current portion of long-term debt	267	7,349
Current lease liability	39,046	—
Income and other taxes payable	4,141	3,463
Total current liabilities	206,231	150,924
Long-term liabilities:
Long-term debt — net	462,251	850,019
Deferred income taxes	15,924	15,135
Lease liability	719,562	—
Deferred rent	—	60,833
Total liabilities	1,403,968	1,076,911
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Capital stock:
Common stock — par value $0.001, voting common stock, 500,000,000 and 107,536,215 shares authorized as of September 28, 2019 and December 29, 2018, respectively; 88,372,134 and 67,435,288 shares issued and outstanding as of September 28, 2019 and December 29, 2018, respectively	88	67
Common stock — par value $0.001, nonvoting common stock, 0 and 17,463,785 shares authorized as of September 28 2019 and December 29, 2018, respectively; 0 and 1,038,413 shares issued and outstanding as of September 28, 2019 and December 29, 2018, respectively	—	1
Series A Preferred stock — par value $0.001, preferred stock, 50,000,000 and 1 share authorized as of September 28, 2019 and December 29, 2018, respectively; 0 and 1 share issued and outstanding as of September 28,, 2019 and December 29, 2018, respectively	—	—
Additional capital	712,987	287,457
Retained earnings	17,803	12,426
Total stockholders’ equity	730,878	299,951
Total liabilities and stockholders’ equity	$2,134,846	$1,376,862

See notes to condensed consolidated financial statements.

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$652,540	$576,844	$1,904,100	$1,702,460
Cost of sales	451,453	401,295	1,317,276	1,183,227
Gross profit	201,087	175,549	586,824	519,233

Operating expenses:
Selling, general and administrative	161,047	139,863	471,542	416,342
Depreciation and amortization	13,200	11,478	38,090	33,891
Stock-based compensation	2,892	121	25,853	384
Total operating expenses	177,139	151,462	535,485	450,617
Income from operations	23,948	24,087	51,339	68,616

Other expense:
Interest expense, net	7,342	13,526	39,232	40,412
Debt extinguishment and modification costs	472	—	5,634	—
Total other expense	7,814	13,526	44,866	40,412
Income before income taxes	16,134	10,561	6,473	28,204
Income tax expense	3,689	2,892	886	7,724
Net income and comprehensive income	$12,445	$7,669	$5,587	$20,480

Basic earnings per share	$0.14	$0.11	$0.07	$0.30
Diluted earnings per share	$0.13	$0.11	$0.07	$0.30

Weighted average shares outstanding:
Basic	88,345	68,477	75,778	68,473
Diluted	93,183	68,521	78,602	68,503
See notes to condensed consolidated financial statements.

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Voting Common		Nonvoting Common		Preferred		Additional Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 29, 2018	67,435,288	$67	1,038,413	$1	1	$—	$287,457	$12,426	$299,951
Cumulative effect of accounting change related to adoption of ASU 2016-02								169	169
Issuance of shares under stock incentive plans	42,438	—					—		—
Stock based compensation							211		211
Dividend paid								(254)	(254)
Net income and comprehensive income								3,774	3,774
Balance — March 30, 2019	67,477,726	67	1,038,413	1	1	—	287,668	16,115	303,851
Issuance of shares under stock incentive plans			30,000	—			314		314
Issuance of common stock upon initial public offering, net of issuance costs	19,765,625	20					400,468		400,488
Conversion of non-voting to voting common stock	1,068,413	1	(1,068,413)	(1)					—
Redemption of preferred stock					(1)	—			—
Stock based compensation							22,750		22,750
Dividend paid								(83)	(83)
Net income (loss) and comprehensive income (loss)								(10,632)	(10,632)
Balance — June 29, 2019	88,311,764	88	—	—	—	—	711,200	5,400	716,688
Issuance of shares under stock incentive plans	60,370	—					(1,021)		(1,021)
Deferred offering costs							(84)		(84)
Stock based compensation							2,892		2,892
Dividend paid								(42)	(42)
Net income and comprehensive income								12,445	12,445
Balance — September 28, 2019	88,372,134	$88	—	$—	—	$—	$712,987	$17,803	$730,878

See notes to condensed consolidated financial statements.

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued
(in thousands, except share amounts)
(unaudited)

	Voting Common		Nonvoting Common		Preferred		Additional Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 30, 2017	67,381,104	$67	1,038,413	$1	1	$—	$403,289	$23,776	$427,133
Cumulative effect of accounting change related to adoption of ASU 2014-09								133	133
Issuance of shares under stock incentive plans	54,184	—							—
Stock based compensation							134		134
Dividend paid								(79)	(79)
Net income and comprehensive income								5,525	5,525
Balance — March 31, 2018	67,435,288	67	1,038,413	1	1	—	403,423	29,355	432,846
Issuance of shares under stock incentive plans	2,100	—					29		29
Stock based compensation							129		129
Dividend paid								(14)	(14)
Net income and comprehensive income								7,286	7,286
Balance —Jun 30 2018	67,437,388	67	1,038,413	1	1	—	403,581	36,627	440,276
Stock based compensation							121		121
Dividend paid								(24)	(24)
Net income and comprehensive income								7,669	7,669
Balance — September 29, 2018	67,437,388	$67	1,038,413	$1	1	$—	$403,702	$44,272	$448,042

See notes to condensed consolidated financial statements.

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 Weeks Ended
	September 28, 2019	September 29, 2018
Operating activities:
Net income	$5,587	$20,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	32,307	27,196
Amortization of intangible assets	7,481	7,384
Amortization of debt issuance costs and bond discounts	1,962	3,275
Debt extinguishment and modification costs	5,634	—
Loss on disposal of assets	500	23
Stock-based compensation	25,853	384
Accounts receivable reserve	2,373	2,242
Deferred lease liabilities	—	12,500
Non-cash lease expense	26,178	—
Deferred income taxes	789	7,496
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	2,813	(256)
Merchandise inventories	(8,114)	(2,619)
Prepaid expenses and other current assets	(4,271)	(2,290)
Income and other taxes payable	584	(147)
Trade accounts payable	20,233	895
Accrued expenses	3,013	9,460
Accrued compensation	2,132	(581)
Operating lease liability	(20,564)	—
Net cash provided by operating activities	104,490	85,442

Investing activities:
Cash advances to independent operators	(9,362)	(5,488)
Repayments of cash advances from independent operators	3,107	2,538
Purchase of property and equipment	(71,424)	(41,091)
Proceeds from sales of assets	680	611
Intangible assets and licenses	(2,934)	(2,802)
Net cash used in investing activities	(79,933)	(46,232)

Financing activities:
Proceeds from initial public offering, net of underwriting discounts paid	407,666	—
Proceeds from issuance of shares under stock incentive plans	970	29
Repurchase of shares under equity incentive plans	(1,677)	—
Deferred offering costs paid	(7,058)	—
Principal payments on 2014 loans	—	(3,967)
Principal payments on 2018 loans	(399,813)	—
Payments on other financing	(619)	(70)
Dividends paid	(379)	(117)
Debt issuance costs paid	(690)	—
Net cash used in financing activities	(1,600)	(4,125)
Net increase in cash and cash equivalents	22,957	35,085
Cash and cash equivalents—Beginning of the period	21,063	5,801
Cash and cash equivalents—End of the period	$44,020	$40,886

Supplemental disclosure of cash flow information:
Property and equipment accrued at end of period	$5,348	$1,427
Deferred offering costs accrued at end of period	$19	$—
See notes to condensed consolidated financial statements.

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with our wholly owned subsidiaries, collectively, “Grocery Outlet,” “we,” or the “Company”) is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of September 28, 2019, Grocery Outlet had 337 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
Initial Public Offering — In June 2019, we completed an initial public offering (“IPO”) of 19,765,625 shares of our common stock at a public offering price of $22.00 per share for net proceeds of $407.7 million, after deducting underwriting discounts and commissions of $27.1 million. We also incurred offering costs payable by us of $7.3 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.
In October 2019, certain selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs payable by us of $1.1 million, of which $0.6 million was expensed in the third quarter of 2019. We received $3.2 million in cash (excluding withholding taxes) in connection with the exercise of 451,470 options by certain stockholders participating in this secondary public offering.
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 29, 2018 has been derived from our audited consolidated financial statements, which are included in the prospectus dated October 3, 2019, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on October 4, 2019 (File No. 333-234036) (the “Prospectus”). The accompanying condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in the Prospectus.
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
Segment Reporting — We manage our business as one operating segment. All of our sales were made to customers located in the United States and all property and equipment is located in the United States.
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
The following table sets forth the fair value of our financial liabilities by level within the fair value hierarchy (in thousands):

	September 28, 2019	December 29, 2018
Financial Liabilities:
Long-term debt, long-term portion (Level 2)	$478,454	$845,327
Long-term debt, current portion (Level 2)	—	7,250
Total financial liabilities (1)	$478,454	$852,577

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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any performance obligations, or any material costs to obtain or fulfill a contract as of September 28, 2019 and December 29, 2018.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards (“breakage”) under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $1.4 million as of September 28, 2019 and $1.7 million as of December 29, 2018. Breakage amounts were immaterial for the 13 and 39 weeks ended September 28, 2019 and September 29, 2018.
Disaggregated Revenues — The following table presents sales revenue by type of product for the periods indicated (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Perishable (1)	$223,329	$194,723	$651,758	$578,069
Non-perishable (2)	429,211	382,121	1,252,342	1,124,391
Total sales	$652,540	$576,844	$1,904,100	$1,702,460

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
We had 332, 308 and 298 stores operated by independent operators as of September 28, 2019, December 29, 2018 and September 29, 2018, respectively. We had agreements in place with each independent operator. The independent operator orders its merchandise exclusively from us which is provided to the independent operator on consignment. Under the independent operator agreement, the independent operator may select a majority of merchandise that we consign to the independent operator, which the independent operator chooses from our merchandise order guide according to the independent operator’s knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The independent operator agreement gives the independent operator discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. Independent operators are required to furnish initial working capital and to acquire certain store and safety assets. The independent operator is required to hire, train and employ a properly trained workforce sufficient in number to enable the independent operator to fulfill its obligations under the independent operator agreement. The independent operator is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the independent operator agreement without cause upon 75 days’ notice.
As consignor of all merchandise to each independent operator, the aggregate net sales proceeds from merchandise sales belongs to us. Sales related to independent operator stores were $638.8 million and $558.4 million for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively, and $1,857.8 million and $1,646.6 million for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively. We, in turn, pay independent operators a commission based on a share of the gross profit of the store. Inventories and related sales proceeds are our property, and we are responsible for store rent and related occupancy costs. Independent operator commissions were expensed and included in selling, general and administrative expenses. Independent operator commissions were $98.2 million and $86.6 million for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively, and $285.2 million and $254.7 million for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively. Independent operator commissions of $4.0 million and $3.9 million were included in accrued expenses as of September 28, 2019 and December 29, 2018, respectively.
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
Our maximum exposure to the independent operators is generally limited to the gross operator notes and receivables due from these entities, which was $35.3 million and $27.8 million as of September 28, 2019 and December 29, 2018, respectively. See Note 2 for additional information.
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
Adoption of the new standard resulted in the recordation of additional lease assets of $646.0 million and lease liabilities of $709.0 million on the consolidated balance sheets as of December 30, 2018, which includes the reclassification of amounts presented in comparative periods as deferred rent as a reduction to the ROU assets. The adoption of the new standard did not result in a material cumulative-effect adjustment to the opening balance of retained earnings. The standard did not materially impact the consolidated statement of operations and other comprehensive income or the consolidated statement of cash flows. See Note 3 for further discussion on the adoption of ASU 2016-02.

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
Amounts due from independent operators and the related allowances and accruals for estimated losses as of September 28, 2019 and December 29, 2018 consisted of the following (in thousands):

		Allowance			Current portion	Long-term portion
	Gross	Current portion	Long-term portion	Net
September 28, 2019
Independent operator notes	$29,855	$(690)	$(9,195)	$19,970	$1,702	$18,268
Independent operator receivables	5,476	(584)	—	4,892	4,892	—
Total	$35,331	$(1,274)	$(9,195)	$24,862	$6,594	$18,268

		Allowance			Current portion	Long-term portion
	Gross	Current portion	Long-term portion	Net
December 29, 2018
Independent operator notes	$23,450	$(577)	$(7,926)	$14,947	$1,301	$13,646
Independent operator receivables	4,319	(564)	—	3,755	3,755	—
Total	$27,769	$(1,141)	$(7,926)	$18,702	$5,056	$13,646

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
Leases for 16 of our store locations and one warehouse location are controlled by related parties. As of September 28, 2019, the ROU asset and lease liability related to these properties was $44.9 million and $49.3 million, respectively. As of September 28, 2019, we had executed leases for 36 store locations that we had not yet taken possession of with total undiscounted future lease payments of $217.2 million over approximately 15 years.
Our lease terms may include options to extend the lease when we are reasonably certain that we will exercise such options. Based upon our initial investment in store leasehold improvements, we utilize an initial reasonably certain lease life of 15 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 5 years or more. Our leases do not include any material residual value guarantees or material restrictive covenants. We also have non-cancelable subleases with unrelated third parties with future minimum rental receipts as of September 28, 2019 totaling $3.5 million ending in various years through 2024, and as of December 29, 2018 totaling $3.6 million ending in various years through 2023, which have not been deducted from the future minimum payments.
The balance sheet classification of our right-of-use assets and lease liabilities as of September 28, 2019 was as follows (in thousands):

Leases	Classification
Assets:
Operating lease assets	Operating right-of-use asset	$680,178
Finance lease assets	Other assets	4,226
Total leased assets		$684,404

Liabilities:
Current
Operating	Current lease liability	$38,510
Finance	Current lease liability	536
Noncurrent
Operating	Lease liability	715,796
Finance	Lease liability	3,766
Total lease liabilities		$758,608

The components of lease expense for the 13 and 39 weeks ended September 28, 2019 were as follows (in thousands):

		13 Weeks Ended	39 Weeks Ended
Lease Cost	Classification	September 28, 2019	September 28, 2019
Operating lease cost	Selling, general and administrative expenses	$24,211	$71,085
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	173	520
Interest on leased liabilities	Interest expense, net	68	192
Sublease income	Other income	(299)	(949)
Net Lease Cost		$24,153	$70,848

Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the 13 and 39 weeks ended September 28, 2019.

Rental expense for all operating leases for fiscal years ended December 29, 2018 and December 30, 2017 (under ASC 840) was as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017
Rent expense—third-party lessors	$79,347	$72,622
Rent expense—related parties	7,141	7,309
Contingent rentals	548	531
Less rentals from subleases	(1,075)	(1,079)
Total rent expense	$85,961	$79,383

The undiscounted future lease payments under the lease liability as of September 28, 2019 were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
Remainder of fiscal 2019	$23,318	$203	$23,521
Fiscal 2020	93,885	756	94,641
Fiscal 2021	94,413	777	95,190
Fiscal 2022	93,733	724	94,457
Fiscal 2023	93,454	622	94,076
Thereafter	789,416	2,429	791,845
Total lease payments	1,188,219	5,511	$1,193,730
Less: Interest	(433,912)	(1,209)
Present value of lease liabilities	$754,307	$4,302

The undiscounted future lease payments under the lease liability as of December 29, 2018 (under ASC 840) were as follows (in thousands):

	Third Parties	Related Parties	Total
Fiscal 2019	$82,971	$6,152	$89,123
Fiscal 2020	91,538	6,201	97,739
Fiscal 2021	93,090	6,297	99,387
Fiscal 2022	92,359	6,532	98,891
Fiscal 2023	91,955	6,410	98,365
Thereafter	801,832	48,914	850,746
Total future lease payments	$1,253,745	$80,506	$1,334,251

The weighted-average lease term and discount rate as of September 28, 2019 were as follows:

Lease Term and Discount Rate
Weighted-average remaining lease term (years):
Operating leases	12.34
Finance leases	8.17
Weighted-average discount rate:
Operating leases	7.72%
Finance leases	6.02%
Supplemental cash flow information for the 39 weeks ended September 28, 2019 related to leases was as follows (in thousands):

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$65,448
Leased assets obtained in exchange for new operating lease liabilities — adoption	$641,529
Leased assets obtained in exchange for new operating lease liabilities — 39 weeks ended September 28, 2019	$70,965

4. GOODWILL AND INTANGIBLE ASSETS
Information regarding our goodwill and intangible assets as of September 28, 2019 was as follows (in thousands):

	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	15	$58,400	$(19,351)	$39,049
Customer lists	5	160	(159)	1
Leasehold interests	1–20	30,468	(15,195)	15,273
Computer software	3	19,722	(16,362)	3,360
Total finite-lived intangibles		108,750	(51,067)	57,683
Liquor licenses	Indefinite	6,408	—	6,408
Total intangible assets		115,158	(51,067)	64,091
Goodwill		747,943	—	747,943
Total goodwill and other intangibles		$863,101	$(51,067)	$812,034

Information regarding our goodwill and intangible assets as of December 29, 2018 was as follows (in thousands):

	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	15	$58,400	$(16,431)	$41,969
Customer lists	5	160	(135)	25
Leasehold interests	1–20	30,468	(12,735)	17,733
Computer software	3	18,176	(14,324)	3,852
Total finite-lived intangible assets		107,204	(43,625)	63,579
Liquor licenses	Indefinite	5,245	—	5,245
Total intangible assets		112,449	(43,625)	68,824
Goodwill		747,943	—	747,943
Total goodwill and intangible assets		$860,392	$(43,625)	$816,767

Amortization expense on finite-lived intangible assets was $2.4 million and $2.5 million for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively, and $7.5 million and $7.4 million for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively. Liquor license assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. We had no impairments of goodwill or intangible assets recorded in the 39 weeks ended September 28, 2019 and September 29, 2018.
The estimated future amortization expense related to finite-lived intangible assets at September 28, 2019 was as follows (in thousands):

Remainder of fiscal 2019	$2,341
Fiscal 2020	8,642
Fiscal 2021	7,586
Fiscal 2022	6,403
Fiscal 2023	5,621
Thereafter	27,090
Total	$57,683

5. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	September 28, 2019		December 29, 2018		Contractual Interest Rate		Effective Interest Rate		Maturity Date
Term loans:
First Lien Credit Agreement	$475,188		$725,000	(1)	3.50% + Eurodollar rate, or 2.50% + ABR rate	(2),(3)	5.76%	(5)	October 2025
Second Lien Credit Agreement	—		150,000	(1)	7.25% + Eurodollar rate, or 6.25% + ABR rate	(2),(3)	—%	(6)	October 2026
Revolving credit facility	—		—		3.25 % to 3.75% + Eurodollar rate, or 2.25% to 2.75% + ABR rate	(2),(3),(4)	—%		October 2023
Notes payable	312		—
Capital lease	—		2,019
Long-term debt — gross	475,500		877,019
Less: Debt discounts and debt issuance costs, net of amortization	(12,982)		(19,651)	(1)
Long-term debt — net	462,518		857,368
Less: Current portion	(267)	(7)	(7,349)
Long-term debt — noncurrent	$462,251		$850,019

_______________________
(1)To conform with current period presentation, unamortized debt discounts of $1.8 million and $1.5 million as of December 29, 2018 have been reclassified from “First Lien Credit Agreement” and “Second Lien Credit Agreement,” respectively, and included in “Debt discounts and debt issuance costs, net of amortization.” This reclassification had no impact on our condensed consolidated financial statements for 2018.
(2)Eurodollar rate has a floor rate of 0.00% and is subject to adjustment required under regulations issued by the Federal Reserve Board for determining maximum reserve requirements with respect to Eurocurrency funding.
(3)ABR rate is the highest of the prime rate, the federal funds effective rate + 0.50%, or Eurodollar rate +1.00%.
(4)Rates vary depending on the applicable first lien secured leverage ratio as defined by the agreement.
(5)Represents the effective interest rate as of September 28, 2019.
(6)We repaid this term loan balance in full in connection with the closing of our IPO in June 2019 as further discussed below.
(7)Represents our note payments due in the next 12 months. As discussed below, the principal payment of our outstanding term loan under the First Lien Credit Agreement will not be due until its maturity date.
First Lien Credit Agreement
On October 22, 2018, GOBP Holdings, Inc (“GOBP Holdings”), our wholly owned subsidiary, together with another of our wholly owned subsidiary, entered into a first lien credit agreement (the “First Lien Credit Agreement”) with a syndicate of lenders for a $725.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with a sub-commitment for a $35.0 million letter of credit and a sub-commitment for $20.0 million of swingline loans. Borrowings under the First Lien Credit Agreement is secured by substantially all the assets of the borrower subsidiary and its guarantors. The term loan proceeds were primarily used for retiring the prior first lien credit agreement and paying the dividends related to our 2018 recapitalization. As of September 28, 2019, we had standby letters of credit outstanding totaling $3.6 million under the First Lien Credit Agreement.

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
On July 23, 2019, GOBP Holdings together with another of our wholly owned subsidiary entered into an incremental agreement (the “Incremental Agreement”) to amend the First Lien Credit Agreement. The Incremental Agreement refinanced the term loan outstanding under the First Lien Credit Agreement with a replacement $475.2 million senior secured term loan credit facility with an applicable margin of 3.50% or 3.25% for eurodollar loans and 2.50% or 2.25% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings. This new term loan matures on October 22, 2025, which is the same maturity date as provided under our First Lien Credit Agreement. We wrote off debt issuance costs of $0.3 million and incurred debt modification costs of $0.2 million in the third quarter of fiscal 2019 in connection with this refinance.
On October 23, 2019, we prepaid $15.0 million of principal on this term loan.
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
Debt Covenant
The First Lien Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The First Lien Credit Agreement has the ability to restrict us from entering into certain types of transactions and making certain types of payments including dividends and stock repurchase and other similar distributions, with certain exceptions. Additionally, the revolving credit facility under our First Lien Credit Agreement is subject to a first lien secured leverage ratio of 7.00 to 1.00, tested quarterly if, and only if, the aggregate principal amount from the revolving facility, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the closing date) and swingline loans outstanding and/or issued, as applicable, exceeds 35% of the total amount of the revolving credit facility commitments.
As of September 28, 2019, we were not subject to the first lien secured leverage ratio testing requirement. Additionally, we were in compliance with all applicable covenant requirements as of September 28, 2019 for our First Lien Credit Agreement.

Schedule of Principal Maturities
Principal maturities of our debt as of September 28, 2019 were as follows (in thousands):

Remainder of fiscal 2019	$45
Fiscal 2020	267
Fiscal 2021	—
Fiscal 2022	—
Fiscal 2023	—
Thereafter	475,188
Total	$475,500

Interest Expense
Interest expense, net, consisted of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Interest on term loan debt	$7,220	$12,717	$38,476	$37,957
Amortization of debt issuance costs	533	1,090	1,828	3,275
Interest on capital leases	68	29	192	88
Other	—	—	7	—
Interest income	(479)	(310)	(1,271)	(908)
Interest expense, net	$7,342	$13,526	$39,232	$40,412

Debt Extinguishment and Modification Costs
Debt extinguishment and modification costs consisted of following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Write off of debt issuance costs	$322	$—	$4,110	$—
Debt modification costs	150	—	150	—
Write off of loan discounts	—	—	1,374	—
Debt extinguishment and modification costs	$472	$—	$5,634	$—

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
 The respective models resulted in a weighted-average fair value for time-based and performance-based options and RSUs granted as of September 28, 2019 were as follows:

September 28, 2019
Time-based options	$7.66
Performance-based options	6.80
RSUs	27.13
The fair values of time-based options were estimated as of the grant date using the Black-Scholes valuation model with the following assumptions:

39 Weeks Ended
September 28, 2019
Exercise price	$21.66
Volatility	30.2%
Risk-free rate	1.9%
Dividend yield	—%
Expected life (in years)	6.83
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

Grant Activity
The following table summarizes our stock option activity under all equity incentive plans during the 39 weeks ended September 28, 2019:

	Time-Based Options		Performance-Based Options
	Number of Options	Weighted- Average Exercise Price	Number of Options		Weighted- Average Exercise Price
Outstanding—December 29, 2018	5,798,375	$7.53	5,795,330		$4.40
Granted	1,363,822	21.66	99,788		17.29
Exercised	(134,831)	7.19	—		—
Forfeitures	(98,855)	12.69	(117,997)		7.15
Outstanding—September 28, 2019	6,928,511	10.25	5,777,121		4.56
Total exercisable at September 28, 2019	4,139,387		—
Total vested and expected to vest at September 28, 2019	6,818,347		5,681,118	(1)

_______________________
(1)No performance-based options are vested as of September 28, 2019. The number above reflects the 5.8 million unvested outstanding performance-based options, net of estimated forfeitures.
The following table summarizes our RSU activity under all equity incentive plans during the 39 weeks ended September 28, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested — December 29, 2018	80,820	$8.80
Granted	195,135	27.13
Vested / Released	(42,464)	8.36
Canceled / forfeited	(6,023)	29.99
Outstanding — September 28, 2019	227,468	24.04

Stock-Based Compensation
We recognize compensation expense on options and RSUs by amortizing the grant date fair value over the expected vesting period to the extent we determine the vesting of the grant is probable.
Time-Based Options
 We did not record compensation expense for time-based options held by employees granted prior to our IPO because involuntary termination, a change in control or an initial public offering were not deemed probable. These time-based options were subject to a post-termination repurchase right by us until the aforementioned contingent events occurred. As a result, other than in limited circumstances, stock issued upon the exercise of these options could be repurchased at our discretion at the lower of fair value or the applicable strike price. This repurchase feature resulted in stock-based compensation expense on these options being recorded upon the completion of the IPO, when the contingent event had occurred and the repurchase feature had lapsed. Accordingly, upon the completion of our IPO, we recognized stock-based compensation expense for service completed as of the IPO date and began recognizing stock-based compensation expense related to these outstanding time-based options over the remaining service period.

During the 13 and 39 weeks ended September 28, 2019, we recognized stock-based compensation expense totaling $1.9 million and $24.4 million, respectively, for all outstanding time-based options, of which $1.3 million and $23.7 million, respectively, related to those granted prior to the IPO. Unamortized compensation cost was $11.3 million as of September 28, 2019, which is expected to be amortized over a weighted average period of 3.53 years.
Performance-Based Options
We determined that the ultimate vesting of the 5,777,121 shares of outstanding performance-based options was not probable because the performance target’s achievement was not probable as of September 28, 2019 and, accordingly, did not recognize any expense related to these awards. Unamortized compensation cost was $26.1 million for outstanding performance-based options as of September 28, 2019, which will be amortized over the remaining requisite service period if and when we determine that vesting is probable.
Restricted Stock Units
We recognized compensation expense for RSUs held by directors and employees of $0.9 million and $1.2 million in the 13 and 39 weeks ended September 28, 2019, respectively, and $0.1 million and $0.3 million in the same periods of 2018. Unamortized compensation expense for the RSUs was $4.3 million as of September 28, 2019, which is expected to be amortized over a weighted average period of 2.12 years.
For time-based options and RSUs that were outstanding on the dividend dates of June 23, 2016 and October 22, 2018 and that are expected to vest in fiscal year 2019 and beyond, we intend to make dividend payments as these time-based options and RSUs vest. Pursuant to the 2014 Plan, if we are unable to make those payments, we may instead elect to reduce the per share exercise price of each such option by an amount equal to the dividend amount in lieu of making the applicable option payment. As such, our dividends are not considered declared and payable and are not accrued as a liability in our condensed consolidated balance sheet as of September 28, 2019. We paid an immaterial amount of dividends during the 13 and 39 weeks ended September 28, 2019, which was included in the stock-based compensation expense.

7. INCOME TAXES
Income tax expense and effective tax rate for the periods presented were as follows (dollars in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Income tax expense	$3,689	$2,892	$886	$7,724
Effective tax rate	22.9%	27.4%	13.7%	27.4%
The effective tax rate is higher than the U.S. statutory tax rate of 21% primarily due to state income taxes and permanently nondeductible expenses. The decreases in the effective tax rates for the 13 and 39 weeks ended September 28, 2019 compared to the corresponding periods of 2018 were mainly due to discrete items related to windfalls from option exercises.
Our policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations, nor have we accrued for or made payments for interest and penalties. We had no unrecognized tax benefits as of September 28, 2019 and December 29, 2018.

8. RELATED PARTY TRANSACTIONS
We leased property from entities affiliated with certain of our non-controlling stockholders for 16 store locations and one warehouse location as of September 28, 2019 and for 18 store locations and one warehouse location as of September 29, 2018.
As of September 28, 2019 and September 29, 2018, one independent operator store was operated by family members of one employee. Independent operator commissions for this store totaled $0.3 million for each of the 13 weeks ended September 28, 2019 and September 29, 2018, and $0.9 million for each of the 39 weeks ended September 28, 2019 and September 29, 2018.
We offer interest-bearing notes to independent operators and the gross operating notes and receivables due from these entities was $35.3 million and $27.8 million as of September 28, 2019 and December 29, 2018, respectively. See Note 2 for additional information.
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

10. EARNINGS PER SHARE
Earnings Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share attributable to common stockholders is as follows (dollars and shares in thousands, except per share amounts):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator
Net income attributable to common stockholders – basic	$12,445	$7,669	$5,587	$20,480

Denominator
Weighted-average shares of common stock - basic	88,345	68,477	75,778	68,473
Effect of dilutive RSUs	101	44	36	30
Effect of dilutive options	4,737	—	2,788	—
Weighted-average shares of common stock - diluted (1) (2)	93,183	68,521	78,602	68,503

Earnings per share attributable to common stockholders:
Basic	$0.14	$0.11	$0.07	$0.30
Diluted	$0.13	$0.11	$0.07	$0.30
_______________________
(1)As discussed in Note 6, we determined that the ultimate vesting of the 5.8 million shares granted but not yet vested performance-based options was not probable as of September 28, 2019 and September 29, 2018. Accordingly, these options were not included in the weighted-average diluted shares for the periods presented as the ultimate vesting of the performance options was deemed an unresolved contingent event. If and when vesting occurs, any vested performance-based options will be included in the weighted-average diluted shares at that time. See Note 6 for additional information.
(2)The weighted-average diluted shares for the 13 and 39 weeks ended September 29, 2018 did not include time-based options as the occurrence of a contingent event (involuntary termination, change in control or initial public offering) was not deemed probable. See Note 6 for more information. Upon the completion of the IPO in June 2019, the contingent event had occurred and therefore time-based options were included in the weighted-average diluted shares for the 13 and 39 weeks ended September 28, 2019.

The following weighted-average common stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
RSUs	—	—	17	7
Options	—	—	200	—
Total	—	—	217	7

11. SUBSEQUENT EVENTS
Secondary Public Offering
In October 2019, certain selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs payable by us of $1.1 million, of which $0.6 million was expensed in the third quarter of 2019. We received $3.2 million in cash (excluding withholding taxes) in connection with the exercise of 451,470 options by certain stockholders participating in this secondary public offering.
Prepayment of Debt
In October 2019, we prepaid $15.0 million of principal on the senior secured term loan under our First Lien Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 29, 2018 included in our prospectus dated as of October 3, 2019, and filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 4, 2019 (File No. 333-234036). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other sections of this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to the third quarter of 2019 and the third quarter of 2018 refer to the 13 weeks ended September 28, 2019 and September 29, 2018, respectively.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators (“IOs”) run our stores and create a neighborhood feel through personalized customer service and a localized product offering. This differentiated approach has driven 15 consecutive years of positive comparable store sales growth. At the end of the third quarter of 2019, we had 337 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
Initial Public Offering
In June 2019, we completed our initial public offering (“IPO”) of 19,765,625 shares of our common stock at a public offering price of $22.00 per share for net proceeds of $407.7 million, after deducting underwriting discounts and commissions of $27.1 million. We also incurred offering costs payable by us of $7.3 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.
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
Secondary Public Offering
In October 2019, certain selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs payable by us of $1.1 million, of which $0.6 million was expensed in the third quarter of 2019. We received $3.2 million in cash (excluding withholding taxes) in connection with the exercise of 451,470 options by certain stockholders participating in this secondary public offering.
Third Quarter Overview
Key financial and operating performance of our third quarter of 2019 are as follows:
•Net sales increased by 13.1% to $652.5 million from $576.8 million in the third quarter of fiscal 2018; comparable store sales increased by 5.8% over a 4.2% increase in the same period last year.
•We opened eight new stores and closed one, ending the quarter with 337 stores in six states.
•Net income was $12.4 million, or $0.13 per diluted share, compared to net income of $7.7 million, or $0.11 per diluted share, in the third quarter of fiscal 2018.

•Adjusted EBITDA(1) increased 13.2% to $44.2 million compared to $39.0 million in the third quarter of fiscal 2018.
•Adjusted net income(1) increased 58.8% to $20.6 million, or $0.22 per diluted share, compared to $13.0 million, or $0.19 per diluted share, in the third quarter of fiscal 2018.

______________________________________
(1)Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share are non-GAAP financial measures and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). See GAAP to non-GAAP reconciliation in “Results of Operations” section below.

Results of Operations
The following tables summarize key components of our results of operations for the periods presented, both in dollars and as a percentage of our sales (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Sales	$652,540	$576,844	$1,904,100	$1,702,460
Cost of Sales	451,453	401,295	1,317,276	1,183,227
Gross Profit	201,087	175,549	586,824	519,233
Operating expenses:
Selling, general and administrative	161,047	139,863	471,542	416,342
Depreciation and amortization	13,200	11,478	38,090	33,891
Stock-based compensation	2,892	121	25,853	384
Total operating expenses	177,139	151,462	535,485	450,617
Income from operations	23,948	24,087	51,339	68,616
Other expense:
Interest expense, net	7,342	13,526	39,232	40,412
Debt extinguishment and modification	472	—	5,634	—
Total other expense	7,814	13,526	44,866	40,412
Income before income taxes	16,134	10,561	6,473	28,204
Income tax expense	3,689	2,892	886	7,724
Net income	$12,445	$7,669	$5,587	$20,480

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Percentage of Sales (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	69.2%	69.6%	69.2%	69.5%
Gross Profit	30.8%	30.4%	30.8%	30.5%
Operating expenses:
Selling, general and administrative	24.7%	24.2%	24.8%	24.5%
Depreciation and amortization	2.0%	2.0%	2.0%	2.0%
Stock-based compensation	0.4%	—%	1.4%	—%
Total operating expenses	27.1%	26.3%	28.1%	26.5%
Income from operations	3.7%	4.2%	2.7%	4.0%
Other expense:
Interest expense, net	1.1%	2.3%	2.1%	2.4%
Debt extinguishment and modification	0.1%	—%	0.3%	—%
Total other expense	1.2%	2.3%	2.4%	2.4%
Income before income taxes	2.5%	1.8%	0.3%	1.7%
Income tax expense	0.6%	0.5%	—%	0.5%
Net income	1.9%	1.3%	0.3%	1.2%

_______________________
(1)Components may not sum to totals due to rounding.

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Other Financial and Operation Data (1)
Number of new stores	8	8	24	15
Number of stores open at end of period	337	307	337	307
Comparable store sales growth (2)	5.8%	4.2%	5.3%	3.8%
EBITDA (3)	$37,258	$35,990	$85,492	$103,716
Adjusted EBITDA (3)	$44,176	$39,026	$128,306	$114,260
Adjusted net income (3)	$20,639	$12,993	$45,047	$37,442
_______________________
(1)In addition to reporting financial results in accordance with GAAP, we use certain non-GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We believe it is useful to investors and analysts to evaluate these non-GAAP measures on the same basis as we use to evaluate our operating results.
(2)Comparable store sales consist of sales from our stores beginning on the first day of the fourteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved.
(3)The following table provides a reconciliation from our net income to EBITDA and adjusted EBITDA, net income to adjusted net income, and our GAAP to non-GAAP earnings per share for the periods presented:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$12,445	$7,669	$5,587	$20,480
Interest expense, net	7,342	13,526	39,232	40,412
Income tax expense	3,689	2,892	886	7,724
Depreciation and amortization expenses	13,782	11,903	39,787	35,100
EBITDA	37,258	35,990	85,492	103,716
Stock-based compensation expenses (a)	2,892	121	25,853	384
Debt extinguishment and modification costs (b)	472	—	5,634	—
Non-cash rent (c)	1,629	2,201	5,307	5,724
Asset impairment and gain or loss on disposition (d)	85	51	500	23
New store pre-opening expenses (e)	294	337	1,036	1,038
Provision for accounts receivable reserves (f)	309	(106)	2,373	2,242
Other (g)	1,237	432	2,111	1,133
Adjusted EBITDA	$44,176	$39,026	$128,306	$114,260

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$12,445	$7,669	$5,587	$20,480
Stock-based compensation expenses (a)	2,892	121	25,853	384
Debt extinguishment and modification costs (b)	472	—	5,634	—
Non-cash rent (c)	1,629	2,201	5,307	5,724
Asset impairment and gain or loss on disposition (d)	85	51	500	23
New store pre-opening expenses (e)	294	337	1,036	1,038
Provision for accounts receivable reserves (f)	309	(106)	2,373	2,242
Other (g)	1,237	431	2,111	1,133
Amortization of purchase accounting assets and deferred financing costs (h)	3,705	4,297	11,456	12,814
Tax effect of total adjustments (i)	(2,429)	(2,008)	(14,810)	(6,396)
Adjusted net income	$20,639	$12,993	$45,047	$37,442

GAAP earnings per share
Basic	$0.14	$0.11	$0.07	$0.30
Diluted	$0.13	$0.11	$0.07	$0.30
Non-GAAP adjusted earnings per share
Basic	$0.23	$0.19	$0.59	$0.55
Diluted	$0.22	$0.19	$0.57	$0.55

GAAP weighted average shares outstanding
Basic	88,345	68,477	75,778	68,473
Diluted	93,183	68,521	78,602	68,503
Non-GAAP weighted average shares outstanding
Basic	88,345	68,477	75,778	68,473
Diluted (j)	93,183	68,521	78,602	68,503

___________________________
(a)Includes immaterial cash dividends paid in the third quarter and the first 39 weeks of 2019 and 2018 in respect of vested options as a result of dividends declared in connection with our recapitalizations in 2018 and 2016. As of September 28, 2019, we expect to pay an additional $4.1 million in the aggregate on options as they vest in respect of such dividends, of which $3.3 million is expected to be paid in the remainder of fiscal 2019.
(b)Represents the write off of debt issuance costs and debt discounts related to the full repayment of the principal outstanding for our second lien term loan (“Second Lien Term Loan”) and the termination of the related agreement (“Second Lien Credit Agreement) in the second quarter, and the refinance of our first lien term loan in the third quarter. See Note 5 to the condensed consolidated financial statements.
(c)Consists of the non-cash portion of rent expense, which represents the difference between our straight-line rent expense recognized under GAAP and cash rent payments. The adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth in recent years.
(d)Represents impairment charges with respect to planned store closures and gains or losses on dispositions of assets in connection with store transitions to new IOs.
(e)Includes marketing, occupancy and other expenses incurred in connection with store grand openings, including costs that will be the IO’s responsibility after store opening.
(f)Represents non-cash changes in reserves related to our IO notes and accounts receivable.
(g)Other non-recurring, non-cash or discrete items as determined by management, including transaction related costs, personnel-related costs, legal expenses, strategic project costs, and miscellaneous costs.

(h)In 2014, affiliates of Hellman & Friedman LLC (“H&F”) acquired approximately 80% of our common stock from Berkshire Partners (the “2014 H&F Acquisition”). The amount here represents the amortization of debt issuance costs and incremental amortization of an asset step-up resulting from purchase price accounting related to the 2014 H&F Acquisition which included trademarks, customer lists and below-market leases.
(i)Represents the tax effect of the total adjustments at our quarterly effective tax rate.
(j)To calculate the diluted adjusted earnings per share, we adjust the weighted-average shares outstanding for the dilutive effect of all potential shares of common stock. In a period when we record an adjusted net loss, the diluted adjusted net loss per share is the same as basic adjusted net loss per share because the effects of potentially dilutive items were anti-dilutive given the adjusted net loss position.
Comparison of the 13 and 39 weeks ended September 28, 2019 and September 29, 2018 (dollars in thousands)
Sales

	13 Weeks Ended				39 Weeks Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
Net sales	$652,540	$576,844	$75,696	13.1%	$1,904,100	$1,702,460	$201,640	11.8%
The increase in net sales for the 13 and 39 weeks ended September 28, 2019 compared to the same periods of 2018 was primarily due to non-comparable store sales growth attributable to the net 30 stores opened over the last 12 months as well as an increase in comparable store sales.
Comparable store sales increased 5.8% for the third quarter of 2019 compared to the same period of 2018 and 5.3% for the 39 weeks ended September 28, 2019 compared to the same periods of 2018, driven by strong opportunistic and every day product purchasing, continued growth of our Natural, Organic, Specialty and Healthy (“NOSH”) business and expansion and effectiveness of our digital marketing initiatives.
Cost of Sales

	13 Weeks Ended				39 Weeks Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
Cost of sales	$451,453	$401,295	$50,158	12.5%	$1,317,276	$1,183,227	$134,049	11.3%
% of net sales	69.2%	69.6%			69.2%	69.5%
The increase in cost of sales for the third quarter of 2019 and the 39 weeks ended September 28, 2019 was primarily the result of new store growth and an increase in comparable store sales. Costs as a percentage of sales decreased slightly due to strong purchasing and inventory management.
Gross Profit and Gross Margin

	13 Weeks Ended				39 Weeks Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
Gross profit	$201,087	$175,549	$25,538	14.5%	$586,824	$519,233	$67,591	13.0%
Gross margin	30.8%	30.4%			30.8%	30.5%
The increase in gross profit for the third quarter of 2019 and the 39 weeks ended September 28, 2019 was primarily the result of new store growth and an increase in comparable store sales. Our gross margin increased modestly for both the third quarter of 2019 and the first 39 weeks of 2019 compared to the same periods of 2018 due to strong purchasing and inventory management.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended				39 Weeks Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
SG&A	$161,047	$139,863	$21,184	15.1%	$471,542	$416,342	$55,200	13.3%
% of net sales	24.7%	24.2%			24.8%	24.5%
The increase in SG&A for the third quarter of 2019 and the 39 weeks ended September 28, 2019 was primarily driven by increased selling expenses related to new store growth and higher sales volume. These increased expenses consisted primarily of commissions, store occupancy and shared maintenance costs, as well as investments in general and administrative infrastructure to support the continued growth in the business.
As a percentage of sales, SG&A increased modestly for the third quarter of 2019 and the 39 weeks ended September 28, 2019 compared to the same periods of 2018. We expect SG&A expense as a percentage of sales to increase in the remainder of 2019 due to additional costs to incur to comply with public company requirements including incremental insurance, accounting, and legal expense as well as costs required to comply with the Sarbanes-Oxley Act.
Depreciation and Amortization Expense

	13 Weeks Ended				39 Weeks Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
Depreciation and amortization	$13,200	$11,478	$1,722	15.0%	$38,090	$33,891	$4,199	12.4%
% of net sales	2.0%	2.0%			2.0%	2.0%
The increase in depreciation and amortization expenses for the third quarter of 2019 and the 39 weeks ended September 28, 2019 is primarily driven by new store growth and other capital investments.
Stock-based Compensation Expense

	13 Weeks Ended				39 Weeks Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
Stock-based compensation	$2,892	$121	$2,771	2,290.1%	$25,853	$384	$25,469	6,632.6%
% of net sales	0.4%	—%			1.4%	—%
The increase in stock-based compensation expenses for the third quarter of 2019 was driven by $1.5 million of stock-based compensation related to time-based options and RSUs granted as part of and subsequent to the IPO and $1.3 million of stock-based compensation related to time-based options granted prior to the IPO. The increase in stock-based compensation expense for the 39 weeks ended September 28, 2019 was primarily driven by the $23.7 million of stock-based compensation expense related to time-based options granted prior to the IPO. See Note 6 to our condensed consolidated financial statements. Prior to the IPO, stock-based compensation expense was primarily related to the equity awards granted to our board of directors and dividends paid.

Interest Expense, net

	13 Weeks Ended				39 Weeks Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
Interest expense, net	$7,342	$13,526	$(6,184)	(45.7)%	$39,232	$40,412	$(1,180)	(2.9)%
% of net sales	1.1%	2.3%			2.1%	2.4%
The decrease in net interest expense for the third quarter of 2019 and the 39 weeks ended September 28, 2019 compared to the same periods of 2018 was primarily driven by lower total borrowings under our First Lien Credit Agreement and the repayment in full of our Second Lien Credit Agreement.
In connection with the closing of our IPO in the second quarter of 2019, we repaid in full the $150.0 million outstanding principal amount on our Second Lien Term Loan and terminated the related loan agreement. Additionally, we prepaid a portion of our term loan outstanding under the First Lien Credit Agreement totaling $248.0 million. In July 2019, we repriced and amended our existing First Lien Credit Agreement by replacing the existing term loan with a new $475.2 million senior secured term loan credit facility. As part of this repricing transaction, we reduced the applicable margin rates on the new term loan. See Note 5 to the condensed consolidated financial statements for additional information.
Accordingly, we expect our interest expense to decrease in the remainder of fiscal 2019 compared to fiscal 2018.
Debt Extinguishment and Modification Costs

	13 Weeks Ended				39 Weeks Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
Debt extinguishment and modification	$472	—	$472	100%	$5,634	—	$5,634	100%
% of net sales	0.1%	—%			0.3%	—%
During the third quarter of 2019, we wrote off $0.3 million of debt issuance costs and incurred $0.2 million of debt modification costs related to the repricing and amendment of our First Lien Credit Agreement discussed above. During the 39 weeks ended September 28, 2019, we repaid in full our outstanding Second Lien Term Loan and terminated the related loan agreement as described above. For this period, we recorded in total a $4.1 million write off of debt issuance costs, $0.2 million of debt modification costs and a $1.4 million write off of unamortized loan discounts. See Note 5 to the condensed consolidated financial statements for more information.
Income Tax Expense

	13 Weeks Ended				39 Weeks Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
Income tax	$3,689	$2,892	$797	27.6%	$886	$7,724	$(6,838)	(88.5)%
% of net sales	0.6%	0.5%			—%	0.5%
The increase in tax expense in the third quarter of 2019 compared to the same period in 2018 was primarily the result of higher income before taxes due to continued sales growth as well as lower interest expense. The decrease in income tax expense in the 39 weeks ended September 28, 2019 compared to the same period of 2018 was primarily the result of lower income before taxes, which was mainly due to the stock-based compensation expense of $25.9 million we recognized in the 39 weeks ended September 28, 2019 in connection with our IPO as discussed above.

Adjusted EBITDA

	13 Weeks Ended				39 Weeks Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
Adjusted EBITDA	$44,176	$39,026	$5,150	13.2%	$128,306	$114,260	$14,046	12.3%
The increase in adjusted EBITDA for the third quarter of 2019 and the 39 weeks ended September 28, 2019 was primarily due to our increase in sales, which was primarily driven by the increase in quarter-end store count compared to the same periods of 2018 and the increase in comparable sales of 5.8% and 5.3%, respectively. Additionally, our gross margin increased modestly for both the third quarter of 2019 and the 39 weeks ended September 28, 2019 compared to the same periods of 2018 as discussed above.
Adjusted Net Income

	13 Weeks Ended				39 Weeks Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
Adjusted net income	$20,639	$12,993	$7,646	58.8%	$45,047	$37,442	$7,605	20.3%
The increase in adjusted net income for the third quarter of 2019 and the 39 weeks ended September 28, 2019 was primarily due to our increase in sales, which was primarily driven by the increase in quarter-end store count compared to the same periods of 2018 and comparable sales of 5.8% and 5.3%, respectively. In the third quarter of 2019, this increase was further supported by an interest expense reduction of $6.2 million compared to the same period in 2018 as well as the aforementioned lower effective tax rate.

Liquidity and Capital Resources
As of September 28, 2019, we had cash and cash equivalent of $44.0 million, which consisted principally of cash held in checking and money market accounts with financial institutions. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We funded our liquidity requirements through cash generated from our operations, borrowings and availability under our credit facility, and most recently through our initial public offering of our common stock in June 2019. As of September 28, 2019, we had not drawn down on our $100.0 million revolving credit facility under the First Lien Credit Agreement and, after excluding the outstanding $3.6 million letters of credit, we had $96.4 million borrowing capacity available from our revolving credit facility.
On June 24, 2019, we completed our IPO in which we sold 19,765,625 shares of our common stock, including 2,578,125 shares from the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $22.00 per share. We received net proceeds of $407.7 million after deducting underwriting discounts and commissions of $27.1 million. We also incurred offering costs payable by us of $7.3 million all of which will have been fully paid by fiscal year end.
In October 2019, certain selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs payable by us of $1.1 million, of which $0.6 million was expensed in the third quarter of 2019. We received $3.2 million in cash (excluding withholding taxes) in connection with the exercise of 451,470 options by certain stockholders participating in this secondary public offering.
The terms of our credit agreements permit voluntarily prepayment without premium or penalty. In connection with the closing of our IPO on June 24, 2019, we used the net proceeds from the offering to repay in full the $150.0 million outstanding Second Lien Term Loan plus $3.6 million accrued and unpaid interest and terminated the related agreement. In addition, using the remainder of the net proceeds, together with excess cash on hand, we prepaid a portion of our outstanding First Lien Term Loan totaling $248.0 million plus accrued interest of $3.8 million. We elected to apply the prepayment against the remaining principal installments in the direct order of maturity. No further principal payment on this term loan will be due until its maturity in October 2025. Additionally, on October 23, 2019, we prepaid $15.0 million of principal on the senior secured term loan under our First Lien Credit Agreement.
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
As of September 28, 2019, in connection with our recapitalizations in 2018 and 2016, we expect to pay an additional $4.1 million in aggregate on options as they vest in respect of such dividends, of which $3.3 million is expected to be paid in the remainder of fiscal year 2019. Pursuant to our 2014 Stock Incentive Plan, if we are unable to make those payments, we may instead elect to reduce the per share exercise price of each such option by an amount equal to the dividend amount in lieu of making the applicable option payment.
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
Debt Covenant
The First Lien Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The First Lien Credit Agreement has the ability to restrict us from entering into certain types of transactions and making certain types of payments including dividends and stock repurchase and other similar distributions, with certain exceptions. Additionally, the revolving credit facility under our First Lien Credit Agreement is subject to a first lien secured leverage ratio of 7:00 to 1:00, tested quarterly if, and only if, the aggregate principal amount from the revolving facility, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the closing date) and swingline loans outstanding and/or issued, as applicable, exceeds 35% of the total amount of the revolving credit facility commitments.
As of September 28, 2019, we were not subject to the first lien secured leverage ratio testing requirement. Additionally, we were in compliance with all applicable covenant requirements as of September 28, 2019 for our First Lien Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	39 Weeks Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Net cash provided by operating activities	$104,490	$85,442	$19,048	22%
Net cash used in investing activities	(79,933)	(46,232)	(33,701)	(73)%
Net cash used in financing activities	(1,600)	(4,125)	2,525	61%
Net increase in cash and cash equivalents	$22,957	$35,085	$(12,128)	(35)%

Cash Provided by Operating Activities
Net cash provided by operating activities for the 39 weeks ended September 28, 2019 was $104.5 million, an increase from $85.4 million for the same period of 2018. The increase in net cash provided by operating activities was related to strong operating performance driven by new store growth and comparable store sales growth.
Cash Used in Investing Activities
Net cash used in investing activities for the 39 weeks ended September 28, 2019 and for the same period of 2018 was primarily for capital expenditures and cash advances to IOs. The increase in net cash used in investing activities of $33.7 million was primarily related to capital expenditures for 24 new store openings and one relocation in the 39 weeks ended September 28, 2019 compared to 15 new store openings in same period of 2018.
Capital expenditures, excluding approximately $10.0 million of landlord allowances, are expected to be $90.0 million to $95.0 million for the full year. We expect approximately 65% of our 2019 capital investment will be directed towards the opening of 33 new stores and one store relocation.

Cash Used in Financing Activities
Net cash used in financing activities was $1.6 million for the 39 weeks ended September 28, 2019 compared to net cash used in financing activities of $4.1 million for the same period of 2018. The decrease was due primarily to proceeds from our IPO, net of underwriting discounts and commissions paid, partially offset by debt repayments and offering cost payments. As described above, in June 2019, using the net proceeds from our IPO and excess cash on hand, we repaid in full the $150.0 million outstanding Second Lien Term Loan and prepaid a portion of our outstanding First Lien Term Loan totaling $248.0 million.
Off-Balance Sheet Arrangements
As of September 28, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the below table.
Our contractual obligations and other commitments as of September 28, 2019 were as follows (in thousands):

	Payment Due by Fiscal Year End
	Total	Remainder of 2019	2020 - 2021	2022 - 2023	Thereafter
Lease obligations (1)	$1,193,730	$23,521	$189,831	$188,533	$791,845
Principal payments of long-term debt (2)	475,500	45	267	—	475,188
Interest on long-term debt (3)	168,388	6,918	55,876	55,344	50,250
Purchase commitments (4)	30,706	2,500	20,000	8,206	—
Total	$1,868,324	$32,984	$265,974	$252,083	$1,317,283

______________________
(1)Represents the future minimum lease payments of our operating and finance leases as disclosed in Note 3 to the condensed consolidated financial statements.
(2)Not reflected in this table is the $15.0 million prepayment of principal on the on the senior secured term loan under our First Lien Credit Agreement that occurred on October 23, 2019.
(3)Represents the expected cash payments for interest on our long-term debt based on the amounts outstanding as of the end of each period and the interest rates applicable on such debt as of September 28, 2019. As described above, we entered into the Incremental Agreement in July 2019 to refinance the term loans outstanding under the First Lien Credit Agreement with a replacement $475.2 million senior secured term loan credit facility and reduced the applicable margin rates on our borrowings. The maturity date remains the same as provided under the First Lien Credit Agreement.
(4)Represents a purchase commitment for fresh meat with our primary fresh meat vendor.

Our contractual obligations and other commitments as of December 29, 2018 were as follows (in thousands):

	Payment Due by Fiscal Year End
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
Lease obligations (1)	$1,334,251	$89,123	$197,126	$197,256	$850,746
Principal payments of long-term debt (2)	873,790	7,349	16,556	14,789	835,096
Interest on long-term debt (3)	413,772	49,463	131,710	115,169	117,430
Purchase commitments (4)	38,206	10,000	20,000	8,206	—
Total	$2,660,019	$155,935	$365,392	$335,420	$1,803,272

______________________
(1)Includes the initial lease term and option renewal terms that are included in the lease term of our headquarters, store and distribution center leases.
(2)Not reflected in this table is the June 24, 2019 full repayment of the $150.0 million outstanding Second Lien Term Loan and the June 24, 2019 and October 23, 2019 prepayments of principal on the senior secured term loan under our First Lien Credit Agreement in the amounts of $248.0 million and $15.0 million, respectively.
(3)Represents the expected cash payments for interest on our long-term debt based on the amounts outstanding as of the end of each period and the interest rates applicable on such debt as of December 29, 2018.
(4)Represents a purchase commitment for fresh meat with our primary fresh meat vendor.
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
There have been no material changes to our critical accounting policies and estimates during the 39 weeks ended September 28, 2019 from those disclosed in our prospectus dated as of October 3, 2019 and filed with the SEC on October 4, 2019 (File No. 333-234036).
Recent Accounting Pronouncements
Refer to Note 1 of the notes to condensed consolidated financial statements included in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our credit facilities, which carry variable interest rates. As of September 28, 2019, our credit facility includes a term loan and a revolving credit facility under the First Lien Credit Agreement which provides for revolving loans of up to $100.0 million, with a sub-commitment for issuance of letters of credit of $35.0 million and a sub-commitment for $20.0 million of swingline loans. Because our credit facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of September 28, 2019, we had $475.2 million variable rate loans outstanding under term loans under the First Lien Credit Agreement and no outstanding variable rate debt under our revolving credit facility under the First Lien Credit Agreement. Based on our September 28, 2019 credit facility balance, a hypothetical 1% increase or decrease in the effective interest rate would cause an increase or decrease in interest cost of approximately $4.8 million over the next 12 months.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2019, our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 28, 2019, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our prospectus filed with the SEC on October 4, 2019, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document
____________________________________

*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grocery Outlet Holding Corp.

Date:	November 12, 2019	By:	/s/ Charles Bracher
Charles Bracher Chief Financial Officer (Principal Financial Officer)

Date:	November 12, 2019	By:	/s/ Lindsay Gray
Lindsay Gray Vice President Corporate Controller (Principal Accounting Officer)