Form 10-K
period 2019-12-28
Grocery Outlet Holding Corp.
filed 2020-03-25
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting stock of the registrant as of June 28, 2019 (based on a closing price of $32.88 per share) held by non-affiliates was approximately $808.9 million. As of March 20, 2020, the registrant had 89,900,566 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13, and 14) is hereby incorporated by reference to portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2020. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended December 28, 2019.

GROCERY OUTLET HOLDING CORP.
FORM 10-K

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K (“Form 10-K” or “report”) and the documents incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and the documents incorporated by reference herein other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, business trends, and our objectives for future operations, may constitute forward-looking statements. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “project,” “seek,” “will,” and similar expressions, are intended to identify such forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the headings “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report or as described in the other documents and reports we file with the Securities and Exchange Commission (the “SEC”). We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activities, performance or achievements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report. We do not undertake any duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.
As used in this report, references to “Grocery Outlet,”“the Company,”“registrant,”“we,”“us” and “our,” refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Our fiscal year ends on the Saturday closest to December 31st each year. References to fiscal 2019, fiscal 2018, and fiscal 2017 refer to the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.
Website Disclosure
We use our website, www.groceryoutlet.com, as a channel of distribution of Company information. Financial and other important information about us is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and information accessible through our website is not, however, a part of this report.

PART I
ITEM 1. BUSINESS
OUR COMPANY
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Each of our stores offers a fun, treasure hunt shopping experience in an easy-to-navigate, small-box format. An ever-changing assortment of “WOW!” deals, complemented by everyday staple products, generates customer excitement and encourages frequent visits from bargain-minded shoppers. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators (“IOs”) run our stores and create a neighborhood feel through personalized customer service and a localized product offering. This differentiated approach has driven 16 consecutive years of positive comparable store sales growth.
Our founder, Jim Read, pioneered our opportunistic buying model in 1946 and subsequently developed the IO selling approach, which harnesses individual entrepreneurship and local decision-making to better serve our customers. Underlying this differentiated model was a mission that still guides us today: “Touching Lives for the Better.” Since 2006, the third generation of Read family leadership has advanced this mission and accelerated growth by strengthening our supplier relationships, introducing new product categories and expanding the store base from 128 to 347 stores across the West Coast and Pennsylvania. As a result, sales have increased from approximately $640.0 million in fiscal 2006 to approximately $2.56 billion in fiscal 2019, representing an 11% compound annual growth rate (“CAGR”). Our passionate, founding family-led management team remains a driving force behind our growth-oriented culture.
Our differentiated model for buying and selling delivers a “WOW!” shopping experience, which generates customer excitement, inspires loyalty and supports profitable sales growth:
•How we buy: We source quality, name-brand consumables and fresh products opportunistically through a large, centralized purchasing team that leverages long-standing and actively managed supplier relationships to acquire merchandise at significant discounts. Our speed and efficiency in responding to supplier needs, combined with our specialized supply chain capabilities and flexible merchandising strategy, enhance our access to discounted products and allow us to turn inventory quickly and profitably. Our buyers proactively source on-trend products based on changing consumer preferences, including a wide selection of Natural, Organic, Specialty and Healthy (“NOSH”) products. We also source everyday staple products to complement our opportunistic offerings. Each store offers a curated and ever-changing assortment of approximately 5,000 SKUs, creating a “buy now” sense of urgency that promotes return visits and fosters customer loyalty.
•How we sell: Our stores are independently operated by entrepreneurial small business owners who have a relentless focus on selecting the best products for their communities, providing personalized customer service and driving improved store performance. Unlike a store manager of a traditional retailer, IOs are independent businesses and are responsible for store operations, including ordering, merchandising and managing inventory, marketing locally and directly hiring, training and employing their store workers. IOs initially contribute capital to establish their business and share store-level gross profits with us. These factors both align our interests and incentivize IOs to aggressively grow their business to realize substantial financial upside. This combination of local decision-making supported by our purchasing scale and corporate resources results in a “small business at scale” model that we believe is difficult for competitors to replicate.
Our value proposition has broad appeal with bargain-minded customers across all income levels, demographics and geographies. Customers visited our stores over 95 million times in fiscal 2019 spending over $25 per transaction. We believe that our sustained focus on delivering ever-changing “WOW!” deals within a fun, treasure hunt shopping environment has generated strong customer loyalty and brand affinity. This customer enthusiasm is evidenced by our 12 consecutive years of positive comparable store traffic growth. We believe that our broad customer appeal supports significant new store growth opportunities, and we plan to continue to expand our reach to additional customers and geographies across the United States.
Our stores have performed well across all economic cycles, as demonstrated by our 16 consecutive years of positive comparable store sales growth and consistent gross margins of between 30.1% and 30.8% since fiscal 2010. In fact, our value proposition attracts even more customers in periods of economic uncertainty as evidenced by our average 13.5% comparable store sales growth during the recessionary economic conditions experienced in 2008 and 2009. Our model is also insulated from store labor-related variability because IOs directly employ their store workers. The result is lower corporate fixed costs, providing further protection in the event of an economic downturn.

OUR COMPETITIVE STRENGTHS
We believe that the following competitive strengths are key drivers of our current success and position us for continued growth:
•Powerful Customer Value Proposition Supported by a “WOW!” Experience. Delivering thrilling “WOW!” deals to our customers is a cornerstone of our business. We offer customers quality, name-brand consumables and fresh products at deep discounts in a fun, treasure hunt shopping environment. Our product offering is ever-changing with a constant rotation of opportunistic products, complemented by an assortment of competitively priced everyday staples across grocery, produce, refrigerated and frozen foods, beer and wine, fresh meat and seafood, general merchandise and health and beauty care. A typical Grocery Outlet basket is priced approximately 40% lower than conventional grocers and approximately 20% lower than the leading discounters. Our stores are convenient, easy to navigate and require neither membership fees nor bulk purchases for customers to save money. Our stores have wide aisles, clear signage and a high level of customer service. Upon checkout, a cashier “circles the savings” on each customer’s receipt, which reinforces the compelling value that we provide.
•Flexible Sourcing and Distribution Model That Is Difficult to Replicate. Our flexible sourcing and distribution model differentiates us from traditional retailers and allows us to provide customers quality, name-brand products at exceptional values. As strong stewards of our suppliers’ brands, we are a preferred partner with a reputation for making rapid decisions, purchasing significant volumes and creatively solving suppliers’ inventory challenges to arrive at “win-win” outcomes. We take advantage of opportunities to acquire merchandise at substantial discounts that regularly arise from order cancellations, manufacturer overruns, packaging changes and approaching “sell-by” dates. We supplement our “WOW!” deals with everyday staples in order to provide a convenient shopping experience. Our buying strategy is deliberately flexible, which allows us to react to constantly changing opportunities. With over 65 people, our centralized sourcing team has deep experience and decades-long relationships with leading consumer packaged goods (“CPG”) companies. Our team is highly selective when evaluating the growing number of opportunities available to us and maintains a disciplined yet solutions-oriented approach. Our specialized model is supported by a supply chain designed to quickly and efficiently deliver an ever-changing assortment of products to store shelves.
•Independent Operators Who Are the Foundation of Our “Small Business at Scale” Model. Our stores are independent business entities operated by entrepreneurial small business owners who have a relentless focus on ordering and merchandising the best products for their communities, providing personalized customer service and driving improved store performance. We generally share 50% of store-level gross profits with IOs, thereby incentivizing them to aggressively grow their business and realize substantial financial upside. IOs leverage our extensive purchasing scale, sophisticated ordering and information systems and field support in order to operate more efficiently. This combination of local decision-making supported by our purchasing expertise and corporate resources results in a “small business at scale” model that we believe is difficult for competitors to replicate. The vast majority of the IOs operate a single store, with most working as two-person teams. We encourage the IOs to establish local roots and actively participate in their communities to foster strong personal connections with customers. The IOs select approximately 75% of their merchandise based on local preferences, providing a unique assortment tailored to their community. Our collaborative relationship with the IOs creates a powerful selling model allowing us to deliver customers exceptional value with a local touch.
•Proven and Consistent New Store Economics. Our new stores have generated robust store-level financial results, strong cash flow and attractive returns. Our highly flexible, small-box format of 15,000 to 20,000 total square feet has been successful across geographic regions, population densities and demographic groups, and has proved resilient to competitive entries from discounters and conventional retailers alike. On average, our stores achieve profitability during the first year of operations, reach maturity in four to five years and realize a payback on investment within four years. We believe that our broad customer appeal, differentiated value proposition and the predictable financial performance of our stores across vintages provide a high degree of visibility into the embedded earnings growth from our recently opened stores.
•Value-Oriented Brand Aligned with Favorable Consumer Trends. We believe that consumers’ search for value is the new normal in retail. The success of off-price retailers represents a secular consumer shift toward value as a leading factor in purchasing decisions. Moreover, as Millennials mature and Baby Boomers age, we believe that they are increasingly focused on value, driving shopper traffic towards the deep discount channel. We expect that even after the completion of recessionary cycles, value will remain a leading factor in consumers’ retail purchasing decisions despite the return of stronger economic conditions. We have spent decades building our IO and opportunistic purchasing models to offer deep discounts in a customer-friendly store environment, which enables us to take advantage of this ongoing preference for value.

•Collaborative Company Culture Provides the Foundation for Continued Success. One of our key competitive advantages is our culture of family and community values, grounded in integrity, entrepreneurship, performance and collaboration. We have been dedicated to our mission of “Touching Lives for the Better” since our inception. Our passion and commitment are shared by team members throughout the entire organization, from the IOs and their employees to our distribution centers and corporate offices. We are a third-generation, family-run business led by CEO Eric Lindberg. Mr. Lindberg has been with Grocery Outlet for over 20 years and has instilled a “servant leadership” mentality that empowers employees and IOs and forms the basis of our highly collaborative culture. Additionally, MacGregor Read, after over 20 years serving in various operational roles culminating with his time as our Vice Chairman, will transition to a new non-executive role as the Vice Chairman of our board of directors on April 1, 2020.
OUR GROWTH STRATEGIES
We plan to continue to drive sales growth and profitability by maintaining a relentless focus on our value proposition and executing on the following strategies:
•Drive Comparable Sales Growth. We expect that our compelling value proposition will continue to attract new customers, drive repeat visits, increase basket sizes and, as a result, generate strong comparable store sales growth. We plan to:
◦Deliver More “WOW!” Deals and Expand Our Offerings. We intend to drive incremental traffic and increase our share of wallet by further leveraging our purchasing model. We continue to deepen existing and develop new supplier relationships to ensure that we are the preferred partner and the first call for opportunistic inventory. As a result, we believe there is a significant opportunity to source and offer more “WOW!” deals within existing and new product categories, thereby offering greater value and variety to customers. For example, in response to growing consumer preferences for fresh and healthy options, we have grown NOSH primarily through opportunistic purchasing to represent over 15% of our current product mix. More recently, we have expanded our offerings to include fresh seafood and grass-fed meat in order to increase sales to existing and new customers.
◦Support IOs in Enhancing the “WOW!” Customer Experience. We continue to implement operational initiatives to support IOs in enhancing the customer experience. We develop and improve tools that provide IOs with actionable insights on sales, margin and customer behavior, enabling them to further grow their business. We seek to continuously improve our inventory planning tools to help IOs make better local assortment decisions while reducing out-of-stock items and losses related to product markdowns, throwaways and theft (“shrink”). We also regularly deploy updated fixtures, signage and enhanced in-store marketing to further improve the shopping experience, which we believe results in higher customer traffic and average basket sizes.
◦Increase Customer Awareness and Engagement. Our marketing strategy is focused on growing awareness, encouraging new customers to visit our stores and increasing engagement with all bargain-minded consumers. Our emphasis on digital marketing is enabling us to deliver specific and real-time information to our customers about the most compelling “WOW!” deals at their local store. We have over one million email subscribers in our database, most of whom receive daily and weekly “WOW! Alerts.” Along with the IOs, we utilize social media to increase our brand affinity and interact with customers more directly on a daily basis. Looking forward, we see an opportunity to further personalize our digital communications to both increase engagement with our existing customers and introduce new customers to our stores. We will continue to supplement our digital marketing with traditional print and broadcast advertising including through our marketing campaign, “Welcome to Bargain Bliss.”
•Execute on Store Expansion Plans. We believe the success of our stores across a broad range of geographies, population densities and demographic groups creates a significant opportunity to profitably increase our store count. Our new stores typically require an average net cash investment of approximately $2.0 million and realize a payback on investment within four years. In fiscal 2019 we opened 34 new stores. Based on our experience, in addition to research conducted by eSite Analytics, we believe there is an opportunity to establish over 1,500 additional locations in the states in which we currently operate and in neighboring states. Our goal is to expand our store base by approximately 10% annually by penetrating existing and contiguous regions. Over the long term, we believe the market potential exists to establish 4,800 locations nationally.

▪Implement Productivity Improvements to Reinvest in Our Value Proposition. Our seasoned management team has a proven track record of growing our business while maintaining a disciplined cost structure. Over the past five years, we have made significant investments that have laid a solid foundation for future growth. We have implemented and will continue to identify and implement productivity improvements through both operational initiatives and system enhancements, such as category assortment optimization, improved inventory management tools and greater purchasing specialization. We intend to reinforce our value proposition and drive further growth by reinvesting future productivity improvements into enhanced buying and selling capabilities.
COMPANY HISTORY
Our founder, Jim Read, pioneered our opportunistic buying model in 1946 and subsequently developed the IO selling approach beginning in Redmond, Oregon in 1973. Grocery Outlet Holding Corp. was incorporated in Delaware on September 11, 2014. In 2014, an investment fund affiliated with Hellman & Friedman LLC (the “H&F Investor”) acquired approximately 80% of our common stock (the “2014 H&F Acquisition”) with management and family retaining approximately 20%. Since the 2014 H&F Acquisition, we have made significant investments in our corporate and distribution infrastructure to support our growth, expand the store base and reinvest in existing stores. In June 2019, we completed the initial public offering of our common stock (the “IPO”). Our common stock trades on the Nasdaq Global Select Market under the symbol “GO.” As of March 20, 2020, the H&F Investor owned approximately 30% of our outstanding common stock.
PROCUREMENT AND SUPPLY CHAIN
Procurement
Our flexible sourcing and supply chain model differentiates us from traditional retailers and allows us to provide customers quality, name-brand consumables and fresh products at exceptional values. We take advantage of opportunities to acquire merchandise at substantial discounts that regularly arise from order cancellations, manufacturer overruns, packaging changes and approaching “sell-by” dates. As strong stewards of our suppliers’ brands, we are a preferred partner of leading CPGs with a reputation for making rapid decisions, purchasing in significant volumes and creatively solving their inventory challenges. Our buying strategy is deliberately flexible to allow us to react to constantly changing opportunities.
Our centralized sourcing team, consisting of our purchasing and inventory planning groups represents nearly one-third of our non-field corporate staff and has deep experience and decades-long relationships with leading CPG companies. Our team is highly selective when evaluating the growing number of opportunities available to us and maintains a disciplined yet solutions-oriented approach. We are always seeking out and developing new supplier relationships to acquire desirable products at discounts that excite our customers. Our inventory planning group collaborates with and supports our buyers to ensure we purchase the appropriate type and quantity of products in order to maintain adequate inventory levels in key product categories.
We believe that we have a leading share of the large and growing excess inventory market. As we grow, we expect to have even greater access to quality merchandise due to our increased scale, broader supplier awareness and expanded geographic presence. We also expect the supply of opportunistic products to continue to expand as incumbent CPGs continue to invest in new products, brands and marketing. Additionally, we believe that changing consumer preferences will continue to support the proliferation of small and innovative CPG brands, and allow us to add new suppliers to our network.
Opportunistically sourced products represent approximately half of our purchasing mix. We refer to our best opportunistic purchases as “WOW!” deals, which generally represent deep discounts of 40% to 70% relative to conventional retailers. These products generate customer excitement and typically sell quickly due to their compelling value. The short duration and continually changing nature of our “WOW!” deals create a treasure hunt environment and a sense of urgency for customers to find and stock up on those heavily discounted items before they sell out. Furthermore, our “WOW!” items encourage repeat shopper visits as customers return to stores to discover what new deals are available.
We supplement our opportunistic purchases with competitively priced everyday staples in order to provide a convenient shopping experience. We typically source these staple products (e.g., milk, eggs, sugar) from multiple suppliers to lower our costs and we avoid long-term supply commitments to maintain the flexibility to pursue opportunistic buys as they arise.

The average store offers 5,000 SKUs at any given time, providing customers with a curated and ever-changing assortment. Our perishable departments, including dairy and deli, produce and floral and fresh meat and seafood, represented approximately 34% of our fiscal 2019 sales. Our non-perishable departments including grocery, general merchandise, health and beauty care, frozen foods and beer and wine represented approximately 66% of our fiscal 2019 sales. We also offer a wide variety of NOSH products across most departments. Consumables represented approximately 90% of our product sales in fiscal 2019. Overall, on a typical Grocery Outlet basket, we offer savings of approximately 40% relative to conventional grocers and 20% relative to leading discounters.
Supply Chain
Over time, we have honed our supply chain operations to support our opportunistic buying approach and to quickly and efficiently deliver products to our stores. We believe our supply chain flexibility enables us to solve suppliers’ inventory challenges and, therefore, obtain significant discounts on purchases. After agreeing to purchase product from a supplier, we move quickly to receive, process and distribute the goods. Our systems allow IOs real-time visibility to our inventory, significantly reducing time to shelf. IOs typically order multiple deliveries per week resulting in higher inventory turns, lower shrink and a frequent assortment of new products on shelf.
As further evidence of the flexibility of our supply chain and the value we provide suppliers, we have dedicated teams to handle unique situations in which products need to be reconditioned or relabeled for sale. These items may include products without a UPC label, goods labeled for another geography, or inventory with damaged packaging.
We distribute inventory through eight primary distribution centers. We operate three distribution centers and use five distribution centers operated by third parties. We have an in-house transportation fleet as well as strong transportation partner relationships that provide consistent performance and timely deliveries to our stores. These capabilities allow us to offer an ever-changing assortment of products, with store-level inventory turning approximately 13 times per year.
We intend to continue to invest in our distribution and logistics infrastructure in order to support our anticipated store growth over the long term.
INDEPENDENT OPERATORS
IOs are independent business entities owned by one or more entrepreneurially minded individuals who typically live in the same community as their store and demonstrate a relentless focus on ordering and merchandising the best products for their communities, providing personalized customer service and driving improved store performance. The vast majority of the IOs operate a single store with most working as a two-person team, and on average have been operating their stores for over five years. We encourage the IOs to establish local roots and actively participate in their communities to foster strong personal connections with customers.
We generally share 50% of store-level gross profits with IOs, thereby incentivizing them to aggressively grow their business and realize substantial financial upside. The independent operator agreement (the “Operator Agreement”) that we sign with each IO gives the IO broad responsibility over store-level decision-making. This decision-making includes merchandising, selecting approximately 75% of products, managing inventory, marketing locally, directly hiring, training and employing their store workers and supervising store operations to carry out our brand’s commitment to superior customer service. As a result, our IO model reduces our fixed costs, corporate overhead and exposure to wage inflation pressures and centralized labor negotiations.
IOs leverage our national purchasing network, sophisticated ordering and information systems and field support in order to operate more efficiently. We facilitate collaboration among IOs to share best practices through company-wide and regional meetings, our IO intranet and other online and informal communications.
This combination of local decision-making supported by our purchasing expertise and corporate resources results in a “small business at scale” model that we believe is difficult for competitors to replicate. Our collaborative relationship with the IOs creates a powerful selling model allowing us to deliver customers exceptional value with a local touch.
As of December 28, 2019, 342 of our 347 stores were operated by IOs. We have entered into an Operator Agreement with each IO, which grants that IO a license to operate a particular Grocery Outlet Bargain Market retail store and to use our trademarks, service marks, trade names, brand names and logos under our brand standards. The Operator Agreement, along with our Best Business Practice Manual, defines our brand standards and sets forth the terms of the license granted to that IO. IOs have discretion to determine the manner and means for accomplishing their duties and implementing our brand standards. The success of this licensing arrangement depends upon mutual commitments by us and the IO to cooperate with each other and engage in practices that protect our brand standards and the reputation of our brand and enhance the sales, business and profit potential of the IO’s store.

The vast majority of the IOs operate a single store with most working as a two-person family team. We believe this team approach leverages complementary operator skill sets resulting in a greater connection with customers along with improved store operations and service levels. The Operator Agreement provides that either the IO or we may terminate the Operator Agreement for any reason on 75 days’ written notice, or may terminate the Operator Agreement immediately for cause.
IOs are responsible for operational decision-making for their store, including hiring, training and employing their own workers as well as ordering and merchandising products. The IO orders merchandise solely from us, which we, in turn, deliver to IOs on consignment. As a result, we retain ownership of all merchandise until the point in time that merchandise is sold to a customer. Under the Operator Agreement, IOs are given the right to select a majority of merchandise that is sold in their store. IOs choose merchandise from our order guide according to their knowledge and experience with local customer purchasing trends, preferences, historical sales and other related factors.
IOs are able to uniquely display and merchandise product in order to appeal to their local customer base. IOs also have discretion to adjust pricing in response to local competition or product turns, provided that the overall outcome based on an average basket of items comports with our reputation for selling quality name-brand consumables and fresh products and other merchandise at significant discounts. IOs are expected to engage in local marketing efforts to promote their store and enhance the reputation and goodwill of the Grocery Outlet brand. To protect our brand and reputation, the Operator Agreement requires IOs to adhere to brand standards, including cleanliness, customer service, store appearance, conducting their business in compliance with all laws and observing requirements for storing, handling and selling merchandise.
As consignor of all merchandise, the aggregate sales proceeds belong to us. We, in turn, pay IOs a commission which is generally 50% of the store’s gross profit in exchange for the IO’s services in staffing and operating the store. Any spoiled, damaged or stolen merchandise, markdowns or price changes impact gross margin and therefore the IO’s commission. We generally split these losses equally with IOs. As a result, IOs are exposed to the risk of loss of such merchandise and are incentivized to minimize any such losses.
We lease and build out each Grocery Outlet location. Under the Operator Agreement, we provide IOs with the right to occupy the store premises solely to operate the retail store on the terms set forth in the Operator Agreement. The Operator Agreement specifies the retail store that the IO is entitled to operate, but it does not grant the IO an exclusive territory, restrict us from opening stores nearby, or give the IO preference to relocate to another store as opportunities arise. As the store tenant, we fund the build-out of the store including racking, refrigeration and other equipment and pay rent, common area maintenance and other lease charges. IOs must cover their own initial working capital requirements and acquire certain store and safety assets. IOs may fund their initial store investment from their existing capital, a third-party loan or, most commonly, through a loan from us. The IOs are required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. IOs are responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes (i.e., withholding, contributions and payroll taxes and income taxes on commissions paid to them), fines, levies and other expenses attributable to their operations.
We field over 20,000 leads for prospective new IOs annually in pursuit of smart and entrepreneurially minded retail leaders to support our continued growth. After a robust screening and interview process, we select fewer than one out of every 300 leads to enter a rigorous Aspiring Operator in Training (“AOT”) program with the goal of potentially becoming an IO. AOTs receive on-the-job training as an employee of an experienced IO that applies to serve as a training store for us and teach the skills that they learned and now rely on to drive their own financial success. This gives AOTs the chance to experience first-hand what running a Grocery Outlet and managing employees will require. We supplement on-the-job training with classes at our headquarters and through online tutorials so that AOTs gain a thorough appreciation for an IO’s responsibilities and opportunities. Upon successful completion of the training program, AOTs submit business plans to apply for new stores as they become available. Those business plans generally include a competitive analysis of the local market, operational strategy, marketing plan and projected financial performance. Based on the strength of that business plan, including an AOT’s familiarity with the local market, we ultimately select an IO as new store opportunities open and facilitate the transition.
OUR STORES
Delivering thrilling deals to our customers is a cornerstone of our business. We offer customers quality, name-brand products at deep discounts in a fun, treasure hunt shopping environment. Our stores are convenient, easy to navigate and require no membership fee or bulk purchases, which provides all customers with the ability to realize significant savings in an enjoyable shopping environment. Our IO model is another key point of differentiation and facilitates personalized customer service and enhances connections with the local communities that we serve.

As of December 28, 2019, we had 347 stores that average approximately 14,000 square feet on the sales floor. Upon entering a store, customers are greeted by signage introducing the IOs, a tailored selection of fresh produce and other perishables, followed by a “Power Wall” displaying some of our most compelling “WOW!” offerings.
Our stores are neatly organized and well maintained with clear signage to guide the customer through our various departments such as produce, beer and wine and fresh meat and seafood. Specialized item price tags call attention to our “WOW!” deals and highlight our robust NOSH offerings. Upon checkout, a cashier “circles the savings” on each customer’s receipt, which reinforces the compelling value that we provide.
Stores are assorted and merchandised uniquely by IOs providing a “WOW!” treasure hunt shopping experience. On average, approximately 75% of the assortment in each Grocery Outlet store is selected by IOs based on local preference and shopping history while the remaining assortment is delivered to stores to support marketing circulars and manage “sell-by” dates. We have several customized systems and tools in place, including our ordering system that allows IOs to see our real-time inventory and provides ordering suggestions based on local store characteristics. IOs have broad autonomy to create unique merchandising displays highlighting their “WOW!” offerings which strengthens the local feel of each store.
EXPANSION OPPORTUNITIES
We believe the success of our stores across a broad range of geographies, population densities and demographic groups creates a significant opportunity to profitably increase our store count. In fiscal 2019 we opened 34 new stores. We have a dedicated real estate team that utilizes a rigorous site selection process in order to source new store locations that generate strong overall returns. Those sites are reviewed by our real estate committee, which includes our Chief Executive Officer, President, and Chief Financial Officer, among others.
We deploy a store model that generates robust store-level financial results, strong cash flow and powerful returns. We target new stores of between 15,000 and 20,000 total square feet with an average of 4,000 square feet of non-selling space at an average net cash investment of approximately $2.0 million including store buildout (net of contributions from landlords), inventory (net of payables) and cash pre-opening expenses. Based on our historical performance, we target sales of $5.5 million during the first year with sales increasing 25% to 30% cumulatively until reaching maturity in four to five years. Our underwriting criteria target an average year-four cash-on-cash return of approximately 35% and an average payback on investment within four years.
In the near term, we plan to grow our store base to capture whitespace in existing markets as well as contiguous regions. Based on our experience, in addition to research conducted by eSite Analytics, we believe there is an opportunity to establish over 1,500 additional locations in the states in which we currently operate and in neighboring states. Our goal is to expand our store base by approximately 10% annually by penetrating existing and contiguous regions. Over the long term, we believe the market potential exists to establish 4,800 locations nationally.
MARKETING
Our ability to consistently deliver “WOW!” deals that generate customer excitement is our strongest marketing tool. Our value proposition has broad appeal, with bargain-minded customers spanning all income levels and demographics. We promote brand awareness and drive customers to shop through centralized marketing initiatives along with local IO marketing efforts. As a result of this approach and local marketing campaigns funded by IOs, our marketing expense as a percent of sales is relatively low.
We focus our centralized marketing efforts primarily on digital ads, emailed “WOW! Alerts,” social media, television and radio commercials, print circulars and in-store and outdoor signage. Our cost-effective marketing approach is designed to build brand awareness and communicate specific in-store “WOW!” deals to drive customer traffic. Over time, we have increased the utilization of digital advertising, allowing us to more quickly develop, deploy and target marketing communications based on our changing inventories and store- specific deals. We have over one million email subscribers in our database, most of whom receive daily and weekly “WOW! Alerts” customized to the shopper’s local store. In addition to our digital ads, we distribute print circulars to align with major holidays and other key promotional events, such as our semi-annual wine sale. We also market via television, streaming television platforms and radio to specific markets to build brand awareness and highlight the value we provide. We reinforce these efforts with in-store price and item signage as well as outdoor marketing via billboards and truck wraps.
To better communicate our value proposition and drive increased customer traffic, in fiscal 2019 we refreshed our brand image via an updated website, modernized logo and new marketing campaign entitled “Welcome to Bargain Bliss.” In addition to a new advertising campaign, this brand refresh includes updated customer messaging to highlight the price, quality and service advantage we provide. Recently we began updating in-store signage and marketing collateral in support of the new campaign and anticipate refreshing all stores over the next several years.

IOs develop and fund their local marketing plan to drive customer engagement. IO efforts include community outreach such as partnering with food banks, sponsoring youth athletic programs and offering discounts to veterans. In addition, IOs develop and manage their own social media marketing platforms, posting creative and compelling content to reinforce our fun and value-oriented image.
COMPETITION
We compete for consumer spend with a diverse group of retailers, including mass, discount, conventional grocery, department, drug, convenience, hardware, variety, online and other specialty stores. The competitive landscape is highly fragmented and localized; however, our customers most often cite Safeway as the retailer where they also shop for consumables. We see discount retailers of consumable products, which include Walmart, WinCo, Aldi and Lidl, as competitors given their broad product offerings at low prices relative to conventional grocery stores. We compete with both conventional grocery stores and discounters by offering an ever-changing selection of name-brand products in a fun, treasure hunt shopping environment at a significant discount.
Many competitors are attempting to attract customers by offering various forms of e-commerce. While we have embraced online and digital marketing, we have thus far not pursued e-commerce. Based on our extreme value pricing and lower average ticket, we do not believe that our model lends itself to e-commerce which we think emphasizes convenience over value and fun. We have prioritized our capital and organizational investments to deliver the deepest and most compelling in-store values and experience for customers. Furthermore, we have seen no perceptible impact on sales of stores that are close to competitors that offer e-commerce solutions in the past few years.
Beyond competition for consumers, we compete against a fragmented landscape of opportunistic purchasers, including retailers (e.g., Big Lots and 99 Cents Only) and wholesalers to acquire excess merchandise for sale in our stores. Our established relationships with our suppliers along with our distribution scale, buying power, financial credibility and responsiveness often makes us the first call for available deals. Our direct relationships with suppliers have increased as we have grown, and we continuously strive to broaden our supplier network.
BUSINESS TECHNOLOGY
Our information systems provide a broad range of business process assistance and real-time data to support our purchasing and planning approach, merchandising team and strategy, multiple distribution center management, store and operational insight and financial reporting. We selected and developed these technologies to provide the flexibility and functionality to support our unique buying and selling model as well as to identify and respond to merchandising and operating trends in our business.
Over the last five years, we have modernized and added several systems that provide us additional functionality and scalability in order to better support operational decision-making. These investments include enhanced point of sale, warehouse management, human resource planning, business intelligence, vendor tracking and lead management, store communications, real estate lease management and financial planning and analysis systems. We believe the ongoing modernization, enhancement and maintenance of our systems have allowed us to support the growth in our business and store base.
We modify, update and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs, converting to best-in-class systems; integrating new service providers; and adding enhanced new functionality, such as cloud computing technologies. In addition, we have a customized enterprise resource planning system, components of which have been replaced and components of which we anticipate will be replaced this year and over the next several years.
We have also built a series of tools that empower IOs to make intelligent decisions to grow their business from improving product ordering, reducing shrink, and gaining intelligence into their store performance and profitability. We believe these investments have resulted in valuable business insights and operational improvements. We anticipate making ongoing technology investments in order to drive further productivity and functionality improvements.

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY
We own federally registered trademarks related to our brand, including “GROCERY OUTLET BARGAIN MARKET”, “WOW!”, “NOSH” and “BARGAINS ON BRANDS YOU TRUST!” In addition, we maintain trademarks for the images of certain logos that we use, including the “GROCERY OUTLET BARGAIN MARKET” logo, the “NOSH” logo and the “WOW!” logo. We are also in the process of pursuing several other trademarks to further identify our services such as “BARGAIN BLISS”, “FEELS LIKE FALLING IN LOVE IN EVERY AISLE”, “THE SAVINGS ARE REAL, THE FEELING IS PURE BLISS” and “HIP HIP SYRAH.” We have disclaimed the terms “GROCERY OUTLET” and “MARKET” with respect to our “GROCERY OUTLET BARGAIN MARKET” trademarks, among other disclaimed terms with respect to our registered trademarks and trademark applications.
Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also own several domain names, including www.groceryoutlet.com and www.ownagroceryoutlet.com, and registered and unregistered copyrights in our website content. Our Operator Agreement grants the IOs a limited, non-exclusive license to use our trademarks solely in connection with the operation and promotion of their store and not in connection with other activities. IOs are not permitted to sublicense our trademarks to others. We attempt to obtain registration of our trademarks as practical and pursue infringement of those marks when appropriate. We rely on trademark and copyright laws, trade-secret protection and confidentiality, license and other agreements with the IOs, suppliers, employees and others to protect our intellectual property.
REGULATION
We and the IOs are subject to regulation by various federal agencies, including the Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), the U.S. Department of Agriculture (the “USDA”) the Consumer Product Safety Commission and the Environmental Protection Agency. We and the IOs are subject to various laws and regulations, including those governing labor and employment, including minimum wage requirements, advertising, privacy, safety and environmental protection and consumer protection regulations, including those that regulate retailers and/or govern product standards, the promotion and sale of merchandise and the operation of stores and warehouse facilities. In addition, we and the IOs must comply with provisions regulating health and sanitation standards, food labeling, licensing for the sale of food and alcoholic beverages. We actively monitor changes in these laws. In addition, we and the IOs are subject to environmental laws pursuant to which we and the IOs could be strictly and jointly and severally liable for any contamination at our current or former locations, or at third-party waste disposal sites, regardless of our knowledge or responsibility for such contamination.
Food and Dietary Supplements—The FDA regulates the safety of certain food and food ingredients, as well as dietary supplements under the federal Food, Drug, and Cosmetic Act (the “FDCA”). Similarly, the USDA’s Food Safety Inspection Service ensures that the country’s commercial supply of meat, poultry, catfish and certain egg products is safe, wholesome and correctly labeled and packaged.
The Food Safety Modernization Act (the “FSMA”) amended the FDCA in 2011 and expanded the FDA’s regulatory oversight of all supply chain participants. Most of the FDA’s promulgating regulations are now in effect and mandate that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products.
The FDA also exercises broad jurisdiction over the labeling and promotion of food. Under certain circumstances, this jurisdiction extends even to product-related claims and representations made on a company’s website or similar printed or graphic media. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of identity, net quantity, nutrition facts, ingredient statements and allergen disclosures. The FDA also regulates the use of structure/function claims, health claims, nutrient content claims and the disclosure of calories and other nutrient information for frequently sold items. In addition, compliance dates on various nutrition initiatives that will impact many supply chain participants, such as in relation to partially hydrogenated oils, are scheduled to go into effect through 2021.
The FDA has comprehensive authority to regulate the safety, ingredients, labeling and good manufacturing practices for dietary supplements. The Dietary Supplement Health and Education Act (the “DSHEA”) amended the FDCA in 1994 and expanded the FDA’s regulatory authority over dietary supplements. Through DSHEA, dietary supplements became a regulated commodity while also allowing structure/function claims on products. However, no statement on a dietary supplement may expressly or implicitly represent that it will diagnose, cure, mitigate, treat or prevent a disease.

Food and Dietary Supplement Advertising—The FTC exercises jurisdiction over the advertising of foods and dietary supplements. The FTC has the power to impose monetary sanctions, consent decrees and/or other penalties that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against companies carrying dietary supplements for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims.
Compliance—As is common in the retail industry, we rely on our suppliers and manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, our purchase orders require that suppliers be compliant and represent and warrant to compliance with laws and require indemnification and/or insurance from our suppliers and manufacturers.
However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our stores. In order to comply with applicable statutes and regulations, our suppliers and manufacturers have from time to time reformulated, eliminated or relabeled certain of their products.
We also source a portion of our products from outside the United States. The U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies and our supplier compliance agreements mandate compliance with applicable law, including these laws and regulations.
INSURANCE
We maintain third-party insurance for a number of risk management activities, including workers’ compensation, general liability, commercial property, ocean marine, crime, director and officer and employee, property and cargo and stock related insurance policies. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage. The Operator Agreement requires IOs to maintain general liability and workers’ compensation insurance coverage for their operations.
EMPLOYEES
As of December 28, 2019, we had 847 employees, 682 of whom were full-time and 165 of whom were part-time. As of December 28, 2019, 326 of our employees were based at our corporate headquarters in Emeryville, California, and our Leola, Pennsylvania office, 105 of which were classified as field employees. Our distribution centers employed 314 persons. The remaining employees were employees in our Company-operated stores. As of December 28, 2019, 114 of our employees were union employees, all of whom were employees at two Company-operated stores. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be very good.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information about our executive officers as of March 25, 2020:

Name	Age	Position
Eric J. Lindberg, Jr	49	Chief Executive Officer and Director
S. MacGregor Read, Jr	49	Vice Chairman and Director*
Robert Joseph Sheedy, Jr	45	President
Andrea R. Bortner	58	Chief Human Resources Officer
Charles C. Bracher	47	Chief Financial Officer
Pamela B. Burke	52	Chief Administrative Officer, General Counsel and Secretary
Heather L. Mayo	56	Executive Vice President, Sales and Merchandising
Brian T. McAndrews	59	Senior Vice President, Store Development
Thomas H. McMahon	58	Executive Vice President, Sales and Merchandising
Steven K. Wilson	56	Senior Vice President, Purchasing
*Mr. Read has served as our Vice Chairman since January 2019. On January 6, 2020, he informed us of his decision to transition to the newly created non-executive role of Vice Chairman of our board of directors, effective April 1, 2020.

Set forth below is a brief description of the business experience of our executive officers. All of our officers serve at the discretion of our board of directors.
Eric J. Lindberg, Jr. has served as our Chief Executive Officer since January 2019 and as a director since January 2006. Previously, from January 2006 to December 2018, Mr. Lindberg served as our Co-Chief Executive Officer. Prior to being appointed Co-Chief Executive Officer, Mr. Lindberg served in various positions with us since 1996. As our Chief Executive Officer, Mr. Lindberg brings to our board of directors significant senior leadership, and his detailed knowledge of our operations, finances, strategies and industry garnered over his 23-year tenure with us makes him well qualified to serve as our Chief Executive Officer and as a member of the board of directors. Mr. Lindberg and Mr. Read are cousins by marriage.
S. MacGregor Read, Jr. has served as our Vice Chairman since January 2019 and as a director since January 2006. Previously, from January 2006 to December 2018, Mr. Read served as our Co-Chief Executive Officer. Prior to being appointed Co-Chief Executive Officer, Mr. Read served in various positions with us since 1996. As a member of the board of directors, Mr. Read contributes his knowledge of our operations, finances, strategies and industry garnered over his 23-year tenure with us. Mr. Read and Mr. Lindberg are cousins by marriage.
Robert Joseph Sheedy, Jr. has served as our President since January 2019. Mr. Sheedy previously served as our Chief Merchandise, Marketing & Strategy Officer from April 2017 to December 2018, our Chief Merchandise & Strategy Officer from March 2014 to April 2017 and our Vice President, Strategy from April 2012 to February 2014. Before joining us, Mr. Sheedy served in various roles at Staples Inc., an office supply company, from 2005 to 2012, most recently as their Vice President, Strategy.
Andrea R. Bortner has served as our Chief Human Resources officer since March 2020. Before joining us, Ms. Bortner served as Chief Human Resources Officer at Maxar Technologies, Inc., a space technology company, from August 2016 to October 2019 and as Chief Human Resources Officer at Catalina, an advertising and marketing company, from August 2012 to June 2016.
Charles C. Bracher has served as our Chief Financial Officer since August 2012. Before joining us, Mr. Bracher served in various roles at Bare Escentuals, Inc., a mineral cosmetics company, from 2005 to 2012, most recently as Chief Financial Officer. Mr. Bracher began his career in the Investment Banking Division of Goldman, Sachs & Co.
Pamela B. Burke has served as our Chief Administrative Officer, General Counsel and Secretary since January 2019 and previously served as our General Counsel and Secretary from June 2015 to December 2018. Before joining us, Ms. Burke served in various management positions at CRC Health Group, Inc., a provider of specialized behavioral health services, most recently as Senior Vice President of Legal, HR and Risk from April 2010 to February 2015.
Heather L. Mayo has served as our Executive Vice President of Sales and Merchandising, East since October 2019. Before joining us, Ms. Mayo served as Chief Merchandising Officer of Boxed from November 2016 to September 2017. Ms. Mayo served in various roles in merchandising and operations at Sam’s Club, a division of Walmart, from 2004 to 2016, most recently as their Senior Vice President, Operations for the West Division from February 2015 to March 2016 and as Senior Vice President, Operations for the South Division from August 2014 to February 2015.
Brian T. McAndrews has served as our Senior Vice President of Store Development overseeing all company real estate functions since July of 2018. Before joining us, Mr. McAndrews served as Chief Real estate Officer at Conn’s Home Plus from June 2017 to June 2018 and as Senior Vice President, Global Real Estate & Construction at Dollar Financial Corporation from February 2010 to June 2017.
Thomas H. McMahon has served as our Executive Vice President of Sales and Merchandising since January 2017 and served as our Vice President of Sales and Merchandising from December 2008 to December 2016. Before joining us in 2008, Mr. McMahon was the Chief Executive Officer and Chief Operating Officer of T Street Incorporated, a retail specialty company.
Steven K. Wilson has served as our Senior Vice President of Purchasing since February 2018 and previously served as our Vice President of Purchasing from July 2006 to January 2018. Prior to being appointed Vice President of Purchasing, Mr. Wilson served in various positions with us since 1994.

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors together with all of the other information in this report, including the consolidated financial statements and related notes included elsewhere in this report, before deciding whether to invest in shares of our common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially and adversely affect our business. The occurrence of any of the events described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the trading price of our common stock may decline and you may lose all or part of your investment.
Risks Related to Our Business
We depend on suppliers to consistently supply us with opportunistic products at attractive pricing, and any failure to procure such products could result in material adverse effects on our business, product inventories, sales and profit margins.
Our business is dependent on our ability to strategically source a sufficient volume and variety of opportunistic products at attractive pricing. While opportunistic buying, operating with appropriate inventory levels and frequent inventory turns are key elements of our business strategy, they subject us to risks related to the pricing, quantity, mix, quality and timing of inventory flowing to our stores. We do not have significant control over the supply, cost or availability of many of the products offered for sale in our stores. Shortages or disruptions in the availability of quality products that excite our customers could have a material adverse effect on our business, financial condition and results of operations.
All of our inventory is acquired through purchase orders and we generally do not have long-term contractual agreements with our suppliers that obligate them to provide us with products exclusively or at specified quantities or prices, or at all. As a result, any of our current suppliers may decide to sell products to our competitors and may not continue selling products to us. In order to retain our competitive advantage, we need to continue to develop and maintain relationships with qualified suppliers that can satisfy our standards for quality and our requirements for delivery of products in a timely and efficient manner at attractive prices. The need to develop new relationships will be particularly important as we seek to expand our operations and enhance our product offerings in the future.
While we have not experienced any difficulty in obtaining sufficient quantities of product to date, manufacturers and distributors of name-brand products have become increasingly consolidated. Further consolidation of manufacturers or distributors could reduce our supply options and detrimentally impact the terms under which we purchase products. If one or more of our existing significant suppliers were to be unable or unwilling to continue providing products to us on attractive terms, we may have difficulty obtaining alternative sources. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition, results of operations and cash flows. The loss of one or more of our existing significant suppliers or our inability to develop relationships with new suppliers could reduce our competitiveness, slow our plans for further expansion and cause our sales and operating results to be materially adversely affected.
Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes or constraints, union organizing activities, financial liquidity, inclement weather, natural disasters, significant public health and safety events, supply constraints and general economic and political conditions that could limit their ability to provide us with quality products. These risks may delay or preclude delivery of product to us on a timely basis or at all.
We may not be able to successfully identify trends and maintain a consistent level of opportunistic products which could have a material adverse effect on our business, financial condition and results of operations.
Consumer preferences often change rapidly and without warning. We may not successfully address consumer trends or be able to acquire desirable products at discounts that excite our customers, which could add difficulty in attracting new customers and retaining existing customers and encouraging frequent visits. We generally make individual purchase decisions for products that become available, and these purchases may be for large quantities that we may not be able to sell on a timely or cost-effective basis. Some of our products are sourced from suppliers at significantly reduced prices for specific reasons, and we are not always able to purchase specific products on a recurring basis. To the extent that some of our suppliers are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of over-stock and short-dated products available to us could also be materially reduced, making it difficult to deliver products to our customers at attractive prices. Maintaining adequate inventory of quality, name-brand products requires significant attention and monitoring of market trends, local markets and developments with suppliers and our distribution network, and it is not certain that we or the IOs will be effective in inventory management.

We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts overestimate customer demand, we may experience higher inventory levels and need to take markdowns on excess or slow-moving inventory, leading to decreased profit margins. Conversely, if our sales forecasts underestimate customer demand, we may have insufficient inventory to meet demand, leading to lost sales, either of which could materially adversely affect our financial performance.
Our success depends on our ability and the ability of the IOs to maintain or increase comparable store sales, and if we are unable to achieve comparable store growth, our profitability and performance could be materially adversely impacted.
The IOs are responsible for store operations. Our success depends on increasing comparable store sales through our opportunistic purchasing strategy and the ability of the IOs to increase sales and profits. To increase sales and profits, and therefore comparable store sales growth, we and the IOs focus on delivering value and generating customer excitement by strengthening opportunistic purchasing, optimizing inventory management, maintaining strong store conditions and effectively marketing current products and new product offerings. We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the past, and our comparable store sales growth is a significant driver of our profitability and overall business results. In addition, competition and pricing pressures from competitors may also materially adversely impact our operating margins. Our comparable store sales growth could be lower than our historical average or our future target for many reasons, including general economic conditions, operational performance, including by the IOs, price inflation or deflation, industry competition, new competitive entrants near our stores, price changes in response to competitive factors, the impact of new stores entering the comparable store base, cycling against any year or quarter of above-average sales results, possible supply shortages or other operational disruptions, the number and dollar amount of customer transactions in our stores, our ability to provide product or service offerings that generate new and repeat visits to our stores and the level of customer engagement that we and the IOs provide in our stores. In addition, we may not accurately model cannibalization for our new stores. Opening new stores in our established markets may result in inadvertent oversaturation, temporarily or permanently diverting customers and sales from our existing stores to new stores and reduce comparable store sales, thus adversely affecting our overall financial performance. These factors may cause our comparable store sales results to be materially lower than in recent periods, which could harm our profitability and business.
Because we compete to a substantial degree on price, changes affecting the market prices of the products we sell, including due to inflation or deflation or worsening economic conditions, could materially adversely affect our financial condition and operating results.
A critical differentiator of our business is our ability to offer value to our customers, including offering prices that are substantially below those offered by some of our competitors. We carefully monitor the market prices of our products in order to maintain our price advantage and reputation. If prices of goods increase and our suppliers seek price increases from us, we may not be able to mitigate such increases and would consider setting a higher price, which could deter customers. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may impact gross margins. We may also experience reduced sales as a result of a decline in the number and average basket size of customer transactions.
In addition, the market price of the products we sell can be influenced by general economic conditions. For example, general deflation in the prices of the products we sell could cause us and the IOs to mark down prices and thereby reduce our gross profits and gross margins. Adverse general economic conditions could also increase costs to us, such as shipping rates, freight costs and store occupancy costs and further reduce our sales or increase our cost of goods sold or selling, general and administrative expenses. Our low-price model and competitive pressures may inhibit our ability to reflect these increased costs in the prices of our products, and therefore reduce our profitability and materially adversely affect our business, financial condition and results of operations.
If we cannot open, relocate or remodel stores on schedule, it could have a material adverse impact on our business, future growth and financial condition.
Our growth strategy largely depends on our ability to identify and open future store locations and relocate or remodel existing store locations in new and existing markets. We opened 34 new stores in fiscal 2019. Our ability to open stores in a timely manner depends in part on the following factors: the ability to attract and develop potential IOs; the availability of attractive store locations and rent prices; the absence of entitlement processes or occupancy delays; the ability to negotiate acceptable lease and development terms; our relationships with current and prospective landlords; the ability to secure and manage the inventory necessary for the launch and operation of new stores; general economic conditions; and the availability of capital funding for expansion. Any or all of these factors and conditions could materially adversely affect our growth and profitability.

Our goal is to expand our store base by approximately 10% annually over the next several years. However, we cannot assure you that we will achieve this level of new store growth. We may not have the level of cash flow or financing necessary to support our growth strategy. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less efficiently, which in turn could cause deterioration in the financial performance of our existing stores. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition and operating results may be adversely affected.
Delays or failures in opening new stores or completing relocations or remodels could materially adversely affect our growth and/or profitability. Additionally, new stores might not always align with our expectations in terms of sales or capital expenditures and we may not achieve projected results.
Our newly opened stores may negatively impact our financial results in the short-term and may not achieve sales and operating levels consistent with our more mature stores on a timely basis or at all.
We have actively pursued new store growth, including in new markets, and plan to continue doing so in the future. Our new store openings may not be successful or reach the sales and profitability levels of our existing stores. Some new stores may be located in areas with different competitive and market conditions as well as different customer discretionary spending patterns than our existing markets. Some new stores and future new store opportunities may be located in new geographic areas where we have limited or no meaningful experience or brand recognition. We may experience a higher cost of entry in those markets as we build brand awareness and drive customers to incorporate us into their shopping habits. For example, in Southern California the IOs have experienced slower growth and profitability than our existing stores as they continue to build brand awareness in the market.
New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening. New stores, particularly those in new markets, build their sales volume, brand recognition and customer base over time and, as a result, generally have lower margins and higher operating expenses as a percentage of sales than our more mature stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all. This lack of performance may have a material adverse effect on our financial condition and operating results.
We may not anticipate all of the challenges imposed by the expansion of our operations into new geographic markets. We may not manage our expansion effectively, and our failure to achieve or properly execute our expansion plans could limit our growth or have a material adverse effect on our business, financial condition and results of operations. Further, we have experienced in the past, and expect to experience in the future, some sales cannibalization of our existing stores to our new stores. As some of our existing customers switch to new, closer locations within markets, our financial condition and operating results may be materially adversely affected.
Economic conditions and other economic factors may materially adversely affect our financial performance and other aspects of our business by negatively impacting our customers’ disposable income or discretionary spending, increasing our costs and expenses, affecting our ability to plan and execute our strategic initiatives, and materially adversely affecting our sales, results of operations and performance.
General conditions in the United States and global economy that are beyond our control may materially adversely affect our business and financial performance. While we have not previously been materially adversely affected by periods of decreased consumer spending, any factor that could materially adversely affect the disposable income of our customers could decrease our customers’ spending and number of trips to our stores, which could result in lower sales, increased markdowns on products, a reduction in profitability due to lower margins and may require increased selling and promotional expenses. These factors include but are not limited to unemployment, minimum wages, significant public health and safety events, inflation and deflation, trade wars and interest and tax rates.
Many of the factors identified above also affect commodity rates, transportation costs, costs of labor, insurance and healthcare, the strength of the U.S. dollar, lease costs, measures that create barriers to or increase the costs associated with international trade, changes in laws, regulations and policies and other economic factors, all of which may impact our cost of goods sold and our selling, general and administrative expenses, which could materially adversely affect our business, financial condition and results of operations. These factors could also materially adversely affect our ability to plan and execute our strategic initiatives, invest in and open new stores, prevent current stores from closing, and may have other material adverse consequences which we are unable to fully anticipate or control, all of which may materially adversely affect our sales, cash flow, results of operations and performance. We have limited or no ability to control many of these factors.

Food retailers provide alternative options for consumers and compete aggressively to win those consumers; our failure to offer a compelling value proposition to consumers could limit our growth opportunities and materially adversely impact our financial performance.
The retail food industry includes mass and discount retailers, warehouse membership clubs, online retailers, conventional grocery stores and specialty stores. These businesses provide alternative options for the consumers whom we aim to serve. Our success relative to these retailers is driven by a combination of factors, primarily product selection and quality, price, location, customer engagement and store format. Our success depends on our ability to differentiate ourselves and provide value to our customers, and our failure to do so may negatively impact our sales. To the extent that other food retailers lower prices or run promotions, our ability to maintain profit margins and sales levels may be negatively impacted. We and the IOs may have to increase marketing expense to attract customers, and may have to mark down prices to be competitive and not lose market share. This limitation may materially adversely affect our margins and financial performance.
Competition for customers has intensified as other discount food retailers, such as Aldi, Lidl and WinCo have moved into, or increased their presence in, our geographic and product markets. We expect this competition to continue to increase. In addition, we experience high levels of competition when we enter new markets. Some of the other food retailers may have been in the region longer and may benefit from enhanced brand recognition in such regions. For example, we recently expanded in Southern California and, as of December 28, 2019, had 75 stores in that area. Our new stores in this market are competing against more established retailers. Some food retailers may have greater financial or marketing resources than the IOs do and may be able to devote greater resources to sourcing, promoting and selling their products than the IOs. As competition in certain regions intensifies, or we move into new regions or other food retailers open stores in close proximity to our stores, our results of operations and cash flows may be negatively impacted through a loss of sales, decrease in market share, reduction in margin from competitive price changes or greater operating costs.
We may not be able to retain the loyalty of our customers, the failure of which could have a material adverse effect on our business, financial condition and results of operations.
We depend on repeat visits by our customer base to drive our consistent sales and sales growth. Competition for customers has also intensified from the use of mobile and web-based technology that facilitates online shopping and real-time product and price comparisons. We expect this competition to continue to increase. We do not maintain a loyalty program for customers, and our competitors may be able to offer their customers promotions or loyalty program incentives that could result in fewer shopping trips to or purchases from our stores. If we are unable to retain the loyalty of our customers, our sales could decrease and we may not be able to grow our store base as planned, which could have a material adverse effect on our business, financial condition and results of operations.
Our success depends upon our marketing, advertising and promotional efforts. If costs associated with these efforts increase, or if we are unable to implement them successfully, it could have a material adverse effect on our business, financial condition and results of operations.
We use marketing and promotional programs to attract customers into our stores and to encourage purchases. If we are unable to develop and implement effective marketing, advertising and promotional strategies, we may be unable to achieve and maintain brand awareness and repeat store visits. We may not be able to advertise cost effectively in new or smaller markets in which we have fewer stores, which could slow growth at such stores. Changes in the amount and degree of promotional intensity or merchandising strategies by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, it could have a material adverse effect on our business, financial condition and results of operations.
If we fail to maintain our reputation and the value of our brand, including protection of our intellectual property, our sales and operating results may decline.
We believe our continued success depends on our ability to maintain and grow the value of our brand. Brand value is based in large part on perceptions of subjective qualities. Even isolated incidents involving our company, the IOs and their employees, suppliers, agents or third-party service providers, or the products we sell can erode trust and confidence. This is particularly the case if they result in adverse publicity, governmental investigations or litigation. The reputation of our company and our brand may be damaged in all, one or some of the markets in which we do business, by adverse events at the corporate level or by an IO acting outside of Grocery Outlet’s brand standards. Similarly, challenges or reactions to action (or inaction) or perceived action (or inaction), by us on issues like social policies, merchandising, compliance related to social, product, labor and environmental standards or other sensitive topics, and any perceived lack of transparency about such matters, could harm our reputation, particularly as expectations of companies and of companies’ corporate responsibility may continue to change.

The increasing use of social media platforms and online forums may increase the chance that an adverse event could negatively affect the reputation of our brand. The online dissemination of negative information about our brand, including inaccurate information, could harm our reputation, business, competitive advantage and goodwill. Damage to our reputation could result in declines in customer loyalty and sales, affect our supplier relationships, business development opportunities and IO retention, divert attention and resources from management, including by requiring responses to inquiries or additional regulatory scrutiny, and otherwise materially adversely affect our results. Our brand could be materially adversely affected if our public image or reputation were to be tarnished by negative publicity.
We regard our intellectual property, including trademarks and service marks, as having significant value, and our brand is an important factor in the marketing of our stores. We monitor and protect against activities that might infringe, dilute or otherwise violate our trademarks and other intellectual property and rely on trademark and other laws of the United States, but we may not be able or willing to successfully enforce our trademarks or intellectual property rights against competitors or challenges by others. For example, we are aware of certain companies in jurisdictions where we do not currently operate using the term “GROCERY OUTLET.” Moreover, we have disclaimed the terms “GROCERY OUTLET” and “MARKET” with respect to our “GROCERY OUTLET BARGAIN MARKET” trademarks, among other disclaimed terms with respect to our registered trademarks and trademark applications. If a third party uses such disclaimed terms in its trademarks, we cannot object to such use. If we fail to protect our trademarks or other intellectual property rights, others may copy or use our trademarks or intellectual property without authorization, which may harm the value of our brand, reputation, competitive advantages and goodwill and adversely affect our financial condition, cash flows or results of operations. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. Additionally, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets or other intellectual property. We are susceptible to others infringing, misappropriating or otherwise violating our intellectual property rights. Actions we have taken to establish and protect our intellectual property rights may not be adequate to prevent copying of our intellectual property by others or to prevent others from seeking to invalidate our trademarks as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the U.S. or other countries, including changes to or the repeal of laws recognizing trademark or other intellectual property rights, could have an impact on our ability to enforce those rights.
There may in the future be opposition and cancellation proceedings from time to time with respect to some of our intellectual property rights. In some cases, litigation may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, if available at all, required to rebrand our products and/or prevented from selling some of our products if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks, copyrights, patents or other intellectual property rights. Bringing or defending any such claim, regardless of merit, and whether successful or unsuccessful, could be expensive and time-consuming and have a negative effect on our business, reputation, results of operations and financial condition.
Any significant disruption to our distribution network, the operations of our distribution centers and our timely receipt of inventory could materially adversely impact our operating performance.
We rely on our distribution and transportation network, including by means of truck, ocean and rail to provide goods to our distribution centers and stores in a timely and cost-effective manner. We use three primary leased distribution centers that we operate and five primary distribution centers operated by third-parties. Deliveries to our stores occur from our distribution centers or directly from our suppliers. Any disruption, unanticipated or unusual expense or operational failure related to this process could affect store operations negatively. For example, delivery delays or increases in transportation costs (including through increased fuel costs, increased carrier rates or driver wages as a result of driver shortages, a decrease in transportation capacity, or work stoppages or slowdowns) could significantly decrease our ability to generate sales and earn profits. In addition, events beyond our control, such as disruptions in operations due to fire or other catastrophic events or labor disagreements, may result in delays in the delivery of merchandise to our stores. While we maintain business interruption insurance, in the event our distribution centers are shut down for any reason, such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. Furthermore, there can be no guarantee that we will be able to renew the leases or third-party distribution and transportation contracts, as applicable, on our distribution centers on attractive terms or at all, which may increase our expenses and cause temporary disruptions in our distribution network.
As we expand, effectively managing our distribution network and distribution centers becomes more complex. Our new store locations receiving shipments may be further away from our distribution centers, which may increase transportation costs and may create transportation scheduling strains, or may require us to add additional facilities to the network.

If consumer trends move toward private label and away from name-brand products, our competitive position in the market may weaken and our sales may be materially adversely affected.
Our business model has traditionally relied on the sale of name-brand products at meaningful discounts. Consumer acceptance of, and even preference for, private label products has been increasing, however, and a trend away from name-brand products could weaken our competitive position in the market. Private label products tend to be lower priced than name-brand products and, as a result, we may have more difficulty competing against private label products on the basis of price. While we may invest more in the future in developing our own private labels, there can be no assurance that the performance of any such private label products would be sufficient to offset the potential decreased sales of name-brand products. In addition, if we invest in expanding our private label products, we will need to make significant investments in developing effective quality control procedures. Any failure to appropriately address some or all of these risks could have a material adverse effect on our sales, business, results of operations and financial condition.
We will require significant capital to fund our expanding business. If we are unable to maintain sufficient levels of cash flow from our operations, we may not be able to execute or sustain our growth strategy or we may require additional financing, which may not be available to us on satisfactory terms or at all.
To support our expanding business and execute our growth strategy, we will need significant amounts of capital, including funds to pay our lease obligations, build out new stores and distribution centers, remodel our stores, purchase opportunistic inventory, pay employees and further invest in the business. Further, our plans to grow our store base may create cash flow pressure if new locations do not perform as projected.
We expect to primarily depend on cash flow from operations to fund our business and growth plans. We cannot assure you that cash generated by our operations will be sufficient to allow us to fund our growth plans. If we do not generate sufficient cash flow from operations, we may need to obtain additional funds through public or private financings, collaborative relationships or other arrangements. We cannot assure you that this additional funding, if needed, will be available on terms attractive to us, if at all. Any equity financing or debt financing that is convertible into equity that we may pursue could result in additional dilution to our existing stockholders. Tightening in the credit markets, low liquidity and volatility in the capital markets could result in diminished availability of credit, higher cost of borrowing and lack of confidence in the equity market, making it more difficult to obtain additional financing on terms that are favorable to us. Furthermore, any additional debt financing, if available, will increase our leverage and may involve restrictive covenants that could affect our ability to raise additional capital or operate our business. If such financing is not available to us, or is not available on satisfactory terms, our competitive position, business, financial condition and results of operations could be impeded and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy. Such actions could harm our competitive position, business, financial condition and results of operations.
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
We currently lease substantially all of our store locations, primary distribution centers and administrative offices (including our headquarters in Emeryville, California), and a number of these leases expire or are up for renewal each year. Our operating leases typically have initial lease terms of ten years with renewal options for two or three successive five-year periods at our discretion.
Typically, the largest portion of a store’s operating expense that we bear is the cost associated with leasing the location. Our total lease payment obligations for all operating leases in existence as of December 28, 2019 is $98.3 million for fiscal year 2020 and $1.14 billion in aggregate for fiscal years 2021 through 2038. We are also generally responsible for property taxes, insurance and common area maintenance for our leased properties. We expect that many of the new stores we open will also be leased to us under operating leases, which will further increase our operating lease expenditures. If we are unable to make the required payments under our leases, the lenders or owners of the relevant stores, distribution centers or administrative offices may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under our First Lien Credit Agreement (as defined elsewhere in this report), which could cause the counterparties under those agreements to accelerate the obligations due thereunder.
The operating leases for our store locations, distribution centers and administrative offices expire at various dates through 2038. When the lease term for our stores expire, we may be unable to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to close stores or to relocate stores within a market on less favorable terms. Any of these factors could cause us to close stores in desirable locations, which could have a material adverse impact on our results of operations.

Over time, current store locations may not continue to be desirable because of changes in demographics within the surrounding area or a decline in shopping traffic. While we have the right to terminate some of our leases under specified conditions, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally include paying rent and operating expenses for the balance of the lease term. When we assign leases or sublease space to third parties, we can remain liable on the lease obligations if the assignee or sublessee does not perform.
Any failure to maintain the security of information we hold relating to personal information or payment card data of our customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could subject us to litigation, government enforcement actions and costly response measures, and could materially disrupt our operations and harm our reputation and sales.
In the ordinary course of business, we and the IOs collect, store, process, use and transmit confidential business information and certain personal information relating to customers, employees and suppliers. All customer payment data is encrypted, and we do not store such data in our systems. We rely in part on commercially available systems, software, hardware, services, tools and monitoring to provide security for collection, storage, processing and transmission of personal and/or confidential information. It is possible that cyber attackers might compromise our security measures and obtain the personal and/or confidential information of the customers, employees and suppliers that we hold or our business information. Cyber attacks are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated and may not immediately produce signs of intrusion.
Moreover, an employee, contractor or third party with whom we work or to whom we outsource business operations may fail to monitor their or our systems effectively, may fail to maintain appropriate safeguards, may misuse the personal and/or confidential information to which they have access, may attempt to circumvent our security measures, may purposefully or inadvertently allow unauthorized access to our or their systems or to personal and/or confidential information or may otherwise disrupt our business operations. We and our customers could suffer harm if valuable business data or employee, customer and other proprietary information were corrupted, lost or accessed or misappropriated by third parties due to a security failure in our systems or those of our suppliers or service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, result in unwanted media attention and lost sales and expose us to risks of litigation and liability. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information and we may not be able to comply with new regulations.
In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, establishes a new privacy framework for covered businesses such as ours, and requires us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording consumers the right to opt out of certain sales of personal information and prohibiting covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA imposes a severe statutory damages framework and private rights of action for CCPA violations and failure to implement reasonable security procedures and practices that results in a data breach. Any failure to comply with the laws and regulations surrounding the protection of personal information, privacy and data security could subject us to legal and reputational risks and costs, including significant fines for non-compliance, any of which could have a negative impact on revenues and profits.
Because we and the IOs accept payments using a variety of methods, including cash and checks, credit and debit cards, Electronic Benefit Transfer (“EBT”) cards and gift cards, we may be subject to additional rules, regulations, compliance requirements and higher fraud losses. For certain payment methods, we or the IOs pay interchange and other related card acceptance fees, along with additional transaction processing fees. We and the IOs rely on third parties to provide payment transaction processing services, including the processing of credit cards, debit cards, EBT cards and gift cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us, experience a data security incident or fail to comply with applicable laws, rules and industry standards.

We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. For example, we and the IOs are subject to Payment Card Industry Data Security Standards, which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. In addition, if our internal systems are breached or compromised, we and the IOs may be liable for card re-issuance costs, subject to fines and higher transaction fees and lose our ability to accept credit and/or debit card payments from our customers, and our business and operating results could be materially adversely affected.
We do not currently compete in the growing online retail marketplace and any online retail services or e-commerce activities that we may launch in the future may require substantial investment and may not be successful.
We do not currently provide online services or e-commerce. To the extent that we implement e-commerce selling operations, we would incur substantial expenses related to such activities, be exposed to additional cybersecurity risks and potentially be subject to additional data privacy regulations. Further, any development of an online retail marketplace is a complex undertaking, and there is no guarantee that any resources we apply to this effort will result in increased sales or operating performance. Our failure to successfully respond to these risks and uncertainties might materially adversely affect sales in any e-commerce business that we establish in the future and could damage our reputation and brand. Additionally, certain of our competitors and a number of pure online retailers have established robust online operations. Increased competition from online grocery retailers and our lack of an online retail presence may reduce our customers’ desire to purchase products from us and could have a material adverse effect on our business, financial condition and results of operations.
Any material disruption to our information technology systems as a result of external factors or challenges or difficulties in maintaining or updating our existing technology or developing or implementing new technology could have a material adverse effect on our business or results of operations.
We rely on a variety of information technology systems for the efficient functioning of our business, including point of sale, inventory management, purchasing, financials, logistics, accounts payable and human resources information systems. We are dependent on the integrity, security and consistent operation of these systems and related back-up systems. Such systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, cybersecurity breaches, cyber attacks (including malicious codes, worms, phishing and denial of service attacks and ransomware), software upgrade failures or code defects, natural disasters and human error. Damage or interruption to, or defects of design related to, these systems or the integration of such systems may require a significant investment to fix or replace, and we may suffer interruptions or disruptions in our operations in the interim, may experience loss or corruption of critical data and may receive negative publicity, all of which could have a material adverse effect on our business or results of operations. Although we have taken steps designed to reduce the risk of these events occurring, there can be no guarantee that we or a third party on which we rely will not suffer one of these events.
We modify, update and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to global systems; integrating new service providers; and adding enhanced or new functionality, such as cloud computing technologies. In addition, we have a customized ERP system, components of which have been replaced and components of which we anticipate will be replaced this year and over the next several years. There is a risk of business disruption, liability and reputational damage associated with these actions, including from not accurately capturing and maintaining data, efficiently testing and implementing changes, realizing the expected benefit of the change and managing the potential disruption of the actions and diversion of internal teams’ attention as the changes are implemented.
Further, potential issues associated with implementing technology initiatives and the time and resources required in seeking to optimize the benefits of new elements of our systems and its infrastructure could reduce the efficiency of our operations in the short term. The efficient operation and successful growth of our business depends upon our information systems, including our ability to operate, maintain and develop them effectively. A failure of those systems could disrupt our business, subject us to liability, damage our reputation, or otherwise impact our financial results.

Real or perceived concerns that products we and the IOs sell could cause unexpected side effects, illness, injury or death could expose us to lawsuits and harm our reputation, which could result in unexpected costs.
If our products do not meet applicable safety standards or our customers’ expectations regarding safety, we could experience lost sales, increased costs, litigation or reputational harm. Any lost confidence on the part of our customers would be difficult and costly to reestablish. Issues regarding the quality or safety of any food items sold by us, regardless of the cause, could have a substantial and adverse effect on our sales and operating results.
There is increasing governmental scrutiny and regulation of and public awareness regarding food safety. Unexpected side effects, illness, injury or death caused by products we and the IOs sell or involving suppliers that supply us with products could result in the discontinuance of sales of these products or our relationship with such suppliers or prevent us from achieving market acceptance of the affected products. We cannot be sure that consumption or use of our products will not cause side effects, illness, injury or death in the future, as product deficiencies might not be identified before we sell such products to our customers.
We also may be subject to claims, lawsuits or government investigations relating to such matters resulting in costly product recalls and other liabilities that could materially adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, negative publicity could materially adversely affect our reputation with existing and potential customers and our corporate and brand image, and these effects could persist over the long term. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets.
We are subject to laws and regulations generally applicable to retailers. Compliance with, failure to comply with, or changes to such laws and regulations could have a material adverse effect on our business and financial performance.
Our business is subject to numerous and frequently changing federal, state and local laws and regulations. We routinely incur significant costs in complying with these regulations. The complexity of the regulatory environment in which we and the IOs operate and the related cost of compliance are increasing due to additional legal and regulatory requirements, our expanding operation and increased enforcement efforts. Further, uncertainties exist regarding the future application of certain of these legal requirements to our business. New or existing laws, regulations and policies, liabilities arising thereunder and the related interpretations and enforcement practices, particularly those dealing with environmental protection and compliance, taxation, zoning and land use, workplace safety, public health, community right-to-know, product safety or labeling, food safety, alcohol and beverage sales, vitamin and supplements, information security and privacy and labor and employment, among others, or changes in existing laws, regulations, policies and the related interpretations and enforcement practices, particularly those governing the sale of products, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. For example, we or the IOs have had to comply with recent new laws in many of the states or counties in which we operate regarding recycling, waste, minimum wages, sick time, vacation, plastic bag and straw bans and sugar taxes. In addition, we and the IOs are subject to environmental laws pursuant to which we and the IOs could be strictly and jointly and severally liable for any contamination at our current or former locations, or at third-party waste disposal sites, regardless of our knowledge of or responsibility for such contamination.
Approximately 8% of sales are in the form of EBT payments and a substantial portion of these payments may be related to benefits associated with the Supplemental Nutritional Assistance Program (“SNAP”). Accordingly, changes in EBT regulations by the U.S. Department of Agriculture or in SNAP benefits by Congress could adversely affect our financial performance.
We cannot assure you that we or the IOs will comply promptly and fully with all laws, regulations, policies and the related interpretations that apply to our stores. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall, can result in the imposition of penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines or monetary penalties), civil or criminal liability, damages, class action litigation or other litigation, in addition to reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.

Legal proceedings from customers, suppliers, employees, governments or competitors could materially impact our business, reputation, financial condition, results of operations and cash flows.
From time to time, we are subject to allegations, and may be party to legal claims and regulatory proceedings, relating to our business operations. Such allegations, claims and proceedings may be brought by third parties, including our customers, suppliers, employees, governmental or regulatory bodies or competitors, and may include class actions. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While the IOs and suppliers will typically indemnify us for certain adverse outcomes, we may still bear significant expenses related to such proceedings. While we maintain insurance, insurance coverage may not be adequate, and the cost to defend against future litigation may be significant.
From time to time, our employees may bring lawsuits against us regarding discrimination, creating a hostile workplace, sexual harassment and other employment issues. The IOs may also experience similar lawsuits from their own employees. In recent years, companies have experienced an increase in the number of discrimination and harassment and wage and hour claims generally. Coupled with the expansion of social media platforms that allow individuals with access to a broad audience, these claims have had a significant negative impact on some businesses. Some companies that have faced employment- or harassment-related lawsuits have had to terminate management or other key personnel, and have suffered reputational harm. If we were to face any employment-related or other claims, our reputation and business could be negatively affected. In addition, such lawsuits brought against the IOs, even if we are not named or are ultimately not found liable, could adversely impact our reputation and business.
Our current insurance program may expose us to unexpected costs and negatively affect our financial performance, particularly if we incur losses not covered by our insurance or if claims differ from our estimates.
Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are reasonable based on our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, certain wage and hour and other employment-related claims, including class actions, actions based on certain consumer protection laws, certain cyber events and some natural and other disasters or similar events. If we incur these losses and they are material, our business could suffer. Certain material events, such as earthquakes or the recent California wildfires, may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. Our retail stores located in California, and the inventory in those stores, are not currently insured against losses due to earthquakes. We have experienced significant challenges in renewing the insurance policies for our stores as insurers have incurred substantial losses related to property claims from fires, floods and other catastrophic events and are significantly increasing policy premiums, increasing their requirements around building engineering standards or cutting back capacity for coverage offerings to layered/quota share. To offset negative insurance market trends, we may elect to increase our self-insurance coverage, accept higher deductibles or reduce the amount of coverage.
In addition, we self-insure, or insure through captive insurance companies, a significant portion of expected losses under our workers’ compensation, automobile liability and general liability insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition. If we experience a greater number of these losses than we anticipate, it could have a material adverse effect on our business, financial condition and results of operations. IOs are required to maintain certain types and amounts of insurance coverage. If they fail to secure adequate insurance, injured parties may bring actions against us.
If we or the IOs are unable to attract, train and retain highly qualified employees, our financial performance may be negatively affected.
Our future growth, performance and positive customer experience depends on our and the IOs’ ability to attract, train, retain and motivate qualified employees who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and customers. We and the IOs face intense competition for employees. If we and the IOs are unable to attract and retain adequate numbers of qualified employees, our operations, customer service levels and support functions could suffer. There is no assurance that we and the IOs will be able to attract or retain highly qualified employees to operate our business.

Labor relation difficulties could materially adversely affect our business.
Employees at two Company-operated stores are represented by the United Food and Commercial Workers Union. Our employees and those of the IOs have the right at any time to form or affiliate with a union. As we continue to grow, enter different regions and operate distribution centers, unions may attempt to organize the employees of our different IOs or our distribution centers within certain regions. We cannot predict the adverse effects that any future organizational activities will have on our business, financial condition and operating results. If we or the IOs were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition and operating results.
Our success depends in part on our executive officers and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, it could have a material adverse effect on our business, financial condition and results of operations.
We believe that our success depends to a significant extent on the skills, experience and efforts of our executive officers and other key personnel. The unexpected loss of services of any of our executive officers or other key personnel could have a material adverse effect on our business and operations. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause our stock price to decline. We do not maintain key person insurance on any of our key personnel. There can be no assurance that our executive succession planning, retention or hiring efforts will be successful. Competition for skilled and experienced management in our industry is intense, and we may not be successful in attracting and retaining qualified personnel. Failure to attract and retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters may materially impact reporting of our financial condition and results of operations.
Accounting principles generally accepted in the United States and related accounting pronouncements, implementation guidelines, and interpretations we apply to a wide range of matters that are relevant to our business, such as accounting for long-lived asset impairment, goodwill, variable interest entities and share-based compensation, are complex and involve subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change or add significant volatility to our reported or expected financial performance. For example, our adoption of Accounting Standards Codification Topic 842, Leases had a material impact on our financial statements. For more information see “Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards” in NOTE 1—Organization and Summary of Significant Accounting Policies to our audited consolidated financial statements.
Goodwill, other intangible assets and long-lived assets represent a significant portion of our total assets, and any impairment of these assets could materially adversely affect our financial condition and results of operations.
We monitor the recoverability of our long-lived assets, such as our store investments, and evaluate them annually to determine if impairment has occurred. Accounting rules require us to review the carrying value of our goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Such indicators are based on market conditions and the operational performance of our business. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the intangible assets or goodwill and the fair value of the intangible assets and the implied fair value of the goodwill, respectively, in the period the determination is made. The testing of long-lived assets, intangible assets and goodwill for impairment requires us to make estimates that are subject to significant assumptions about our future sales, profitability, cash flow, fair value of assets and liabilities, weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of intangible assets or goodwill, which may result in an impairment charge.
We may take impairment charges in the future based on such assumptions. We cannot accurately predict the amount or timing of any impairment of assets. If a significant amount of our goodwill and other intangible assets were deemed to be impaired, our financial condition and results of operations could be materially adversely affected.

A significant decline in our operating profit and taxable income may impair our ability to realize the value of our deferred tax assets.
We are required by accounting rules to periodically assess our deferred tax assets for a valuation allowance, if necessary. In performing these assessments, we use our historical financial performance to determine whether we have potential valuation allowance concerns and as evidence to support our assumptions about future financial performance. A significant decline in our financial performance could negatively affect the results of our assessments of the recoverability of our deferred tax assets. A valuation allowance against our deferred tax assets could be material and could have a material adverse impact on our financial condition and results of operations.
Tax matters could materially adversely affect our results of operations and financial condition.
We are subject to federal and state income and other taxes in the United States. We compute our income tax provision based on enacted federal and state tax rates. Additionally, changes in the enacted tax rates, adverse outcomes in tax audits, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations.
In December 2017, the U.S. Tax Cut and Jobs Act of 2017 (the “Tax Act”) significantly revised the current federal income tax code with significant changes to corporate taxation, including reducing the corporate tax rate, limiting certain tax deductions and modifying or repealing many business deductions and credits. While the Tax Act reduced the federal income tax rate for corporations, it created certain limits and potentially changes the timing of certain deductions which could reduce our cash flow in certain periods. Many aspects of the new law are uncertain and are subject to further guidance from U.S. regulators and significant judgments will need to be made in the interpretation of various provisions. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law, which could also impact our tax obligations.
As of December 28, 2019, we had a tax-effected deferred tax asset of $268.2 million. Our ability to use our deferred tax asset is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. Some or all of our deferred tax asset could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Our ability to realize the deferred tax asset is periodically reviewed and any necessary valuation allowance is recorded or adjusted accordingly.
In addition, certain states and local jurisdictions have recently approved or proposed gross receipt tax measures. For example, effective January 1, 2020, Oregon enacted a gross receipts tax which establishes a new 0.57% gross receipts tax. Should these gross receipt tax measures succeed in other jurisdictions in which we operate, we anticipate an increase in our operating expenses.
Natural disasters and unusual weather conditions (whether or not caused by climate change), power outages, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events could disrupt business and result in lower sales and otherwise materially adversely affect our financial performance.
Natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, power outages, pandemic outbreaks, terrorist acts or disruptive global political events, or similar disruptions could materially adversely affect our business and financial performance. For example, our store in Paradise, California was lost due to the fires in that area in November 2018. Uncharacteristic or significant weather conditions can affect consumer shopping patterns, which could lead to lost sales or greater than expected markdowns and materially adversely affect our short-term results of operations. To the extent these events result in the closure of one or more of our distribution centers, a significant number of stores, or our administrative offices or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries or provide other support functions to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some domestic and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay or increased transportation costs in the delivery of goods to our distribution centers or stores, the inability of customers to reach or have transportation to our stores directly affected by such events, the temporary reduction in the availability of products in our stores and disruption of our utility services or to our information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

Major health epidemics, such as the outbreak caused by a coronavirus (COVID-19), and other outbreaks could disrupt and adversely affect our operations, financial condition and business.
The United States and other countries have experienced, and may experience in the future, major health epidemics related to viruses or other pathogens. For example, there was an outbreak of COVID-19, a novel coronavirus, in China in December 2019, which by March 2020 had spread to the United States and other countries and declared a global pandemic. As a result, many states, including California, Washington and Oregon, where we have a significant number of stores, have declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. We expect that our IOs may face staffing challenges so long as school closures and COVID-19-related concerns exist. In addition, certain inventory items such as water, beans and bread as well as key cleaning supplies and protective equipment have been, and may continue to be, in short supply. Supply for inventory, including opportunistic inventory, may be negatively impacted as overall demand for inventory has increased. These factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Our planned construction and opening of new stores may be negatively impacted due to state or county requirements that residents leave their homes only for essential business and the closure of government offices in certain areas which could negatively impact our financial results. We have transitioned a significant subset of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including an increased risk of phishing and other cybersecurity attacks. In the event that an employee, IO, or IO employee tests positive for COVID-19, we may have to temporarily close a store, office or distribution center for cleaning and/or quarantine one or more employees which could negatively impact our financial results. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19. We are continuing to monitor the spread of COVID-19 and related risks. The magnitude and duration of the pandemic and its impact on our business, results of operations, financial position, and cash flows is uncertain as this continues to evolve globally.
These epidemics, or the perception that such epidemics may occur, may cause people to avoid gathering in public places, which may adversely affect our customer traffic, our ability and that of our IOs to adequately staff our stores and operations, and our ability to transport product on a timely basis. Further, outbreaks of pathogens, such as COVID-19, may also impact our ability to access and ship product from impacted locations. To the extent that a pathogen is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of such product. Additionally, a prolonged widespread epidemic, or the perception that such an epidemic may occur, could adversely impact global economies and financial markets resulting in an economic downturn that may impact demand for our products. For example, during March 2020, the United States saw a significant increase in unemployment claims and other indications of a significant economic slowdown believed to be related to the COVID-19 pandemic. Such impacts could adversely affect our operations, profitability, cash flows and financial results.
The current geographic concentration of our stores creates an exposure to local or regional downturns, natural or man-made disasters or other catastrophic occurrences.
As of December 28, 2019, we operated 197 stores and distributed product from four distribution centers in California, making California our largest market, representing 57% of our total stores. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our sales and profitability. These factors include, among other things, changes in demographics, population and employee bases, wage increases, changes in economic conditions, severe weather conditions and climate change, property tax increases and other catastrophic occurrences, such as wildfires and flooding. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate workforce in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores, increased expenses and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our financial condition and results of operations.

We may be required to devote substantial time to complying with public company regulations, which could negatively impact our financial performance and cause our results of operations or financial condition to suffer.
As a newly public company, we have incurred and will incur additional legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We have incurred and will incur costs associated with the rules of Nasdaq, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented by the SEC. The expenses incurred by public companies generally for director and officer liability insurance and reporting and corporate governance purposes have been increasing and may continue to increase. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. Our management and other personnel will need to devote substantial amounts of time to ensure that we comply with all of the reporting requirements, limiting time spent focused on revenue-producing activities. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Nasdaq requires that we comply with various corporate governance requirements. These rules and regulations, and applicable case law, may increase our legal and financial compliance costs and make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations can also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. For example, the cost of director and officer liability insurance for California-based companies has recently increased significantly. These laws and regulations can also make it more difficult for us to attract and retain qualified persons to serve on our board, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory actions and potentially civil litigation.
Our management has limited experience managing a public company, and our current resources may not be sufficient to fulfill our public company obligations.
Following the completion of our initial public offering on June 24, 2019, we became subject to various regulatory requirements, including those of the SEC and Nasdaq. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Our management team has limited experience in managing a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations, and we may be unable to hire, train or retain necessary staff and may initially be reliant on engaging outside consultants or professionals to overcome our lack of experience. Our business could be adversely affected if our internal infrastructure is inadequate, we are unable to engage outside consultants, or are otherwise unable to fulfill our public company obligations.
Changes in accounting rules or interpretations thereof, changes to underlying legal agreements as well as other factors applicable to our analysis of the IO entities as variable interest entities could significantly impact our ability to issue our financial statements on a timely basis.
In accordance with the variable interest entities sub-section of Accounting Standards Codification Topic 810, Consolidation, we assess during each of our reporting periods whether we are considered the primary beneficiary of a variable interest entity (“VIE”) and therefore are required to consolidate the VIE in our financial statements. We have concluded that the IO entities represent VIEs. However, we have concluded we are not such VIE’s primary beneficiary and, accordingly, we do not consolidate the IO entities’ financial information. Changes in accounting rules or interpretations thereof, changes to the underlying Operator Agreements (as defined elsewhere in this report) as well as other factors that may impact the economic performance of the IO entities which may be relevant to our analysis of whether to consolidate the IO entities as VIEs could significantly impact our ability to issue our financial statements on a timely basis if, as a result, we are determined to be the primary beneficiary of the IO entities and should consolidate such entities. For example, collecting the requisite accounting data from certain of our IO entities in order to consolidate their financial information would involve substantial time, effort and cost. For more information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Risks Related to Our IO Model
If the IOs are not successful in managing their business, our financial results and brand image could be negatively affected.
The financial health of the IOs is critical to their and our success. The IOs are business entities owned by entrepreneurs who generally live in the same community as the store that they operate as our independent contractor. IOs are responsible for operating their store consistent with our brand standards, hiring and supervising store-level employees, merchandising and selling products and managing and paying the expenses associated with their business. Although we select IOs through a rigorous vetting and training process, and continue to help IOs develop their business skills after they enter into an Operator Agreement with us, it is difficult to predict in advance whether a particular IO will be successful. If an IO is unable to successfully establish, manage and operate the store, their store’s performance and quality of service could be materially adversely affected. In addition, any poor performance could negatively affect our financial results and our brand reputation.
Failure of the IOs to repay notes outstanding to us may materially adversely affect our financial performance.
We extend financing to IOs for their initial startup costs in the form of notes payable to us that bear interest at a rate of 9.95%. We lower the interest rate and delay repayment obligations on the notes outstanding for certain of the IOs participating in our Temporary Commission Adjustment Program (“TCAP”). The TCAP allows us to provide a greater commission to participating IOs who are struggling to meet their working capital needs for various reasons, such as entry into a new market or new competition. There can be no assurance that any IO, particularly those participating in TCAP, will achieve long-term store volumes or profitability that will allow them to repay any amounts due nor is there any assurance that any IO will be able to repay amounts due through other means.
The outstanding aggregate balance of notes receivable from IOs has increased over time as we have accelerated new store growth and initial IO capital and working capital requirements have increased. This balance may continue to increase as we open new stores. There were $32.0 million and $23.5 million of notes to IOs outstanding as of December 28, 2019 and December 29, 2018, respectively, and $9.8 million and $8.5 million reserved as of December 28, 2019 and December 29, 2018, respectively.
If we are unable to attract and retain qualified IOs, our financial performance may be negatively affected.
Our future growth and performance depend on our ability to attract, develop and retain qualified IOs who understand and appreciate our culture and are able to represent our brand effectively. A material decrease in profitability of the IOs may make it more difficult for us to attract and retain qualified IOs. While we use a variety of methods to attract and develop the IOs, including through our Aspiring Operators in Training (“AOT”) program, there can be no assurance that we will continue to be able to recruit and retain a sufficient number of qualified AOTs and other candidates to open successful new locations in order to meet our growth targets. Our ability to maintain our current performance and achieve future growth additionally depends on the IOs’ ability to meet their labor needs while controlling wage and labor-related costs.
If the IOs are unable to avoid excess inventory shrink, our business and results of operations may be adversely affected.
The IOs order merchandise solely from us, which we, in turn, deliver to IOs on a consignment basis. As a result, we retain ownership of all merchandise until the point in time that merchandise is sold to a customer. The IOs, however, are responsible for inventory management at their stores. Any spoiled, damaged or stolen merchandise, markdowns or price changes impact gross margin and, therefore, IO commission. We generally split these losses equally with IOs, however, excessive levels of shrink are deducted from commissions paid to IOs. Excessive shrink generally indicates poor inventory management and the IO’s failure to use due care to secure their store against theft. If IOs were to not effectively control or manage inventory in their stores, they could experience higher rates of inventory shrink which could have a material adverse effect on their financial health, which in turn, may materially and adversely affect our business and results of operations.

Our Operator Agreements may be terminated, and any loss or changeover of an IO may cause material business disruptions.
Each Operator Agreement is subject to termination by either party without cause upon 75 days’ notice. We may also terminate immediately “for cause.” The “for cause” termination triggers include, among other things, a failure to meet our brand standards, misuse of our trademarks and actions that in our reasonable business judgment threaten to harm our business reputation.
If we or an IO terminates the Operator Agreement then we must approve a new IO for that store. Any IO changeover consumes substantial time and resources. Often, a changeover will involve more than one transition, as an IO may move from an existing store, thereby creating an opening at the IO’s previous store. A failure to transition a store successfully to another IO can negatively impact the customer experience or compromise our brand standards. Termination of an Operator Agreement could therefore result in the reduction of our sales and operating cash flow, and may materially adversely affect our business, financial condition and results of operations.
Legal proceedings initiated against the IOs could materially impact our business, reputation, financial condition, results of operations and cash flows.
We and the IOs are subject to a variety of litigation risks, including, but not limited to, individual personal injury, product liability, intellectual property, employment-related actions, litigation with or involving our relationship with IOs and property disputes and other legal actions in the ordinary course of our respective businesses. If the IOs are unable to provide an adequate remedy in a legal action, the plaintiffs may attempt to hold us liable. We maintain that under current applicable laws and regulations we are not joint employers with the IOs, and should not be held liable for their actions. However, these types of claims may increase costs and affect the scope and terms of insurance or indemnifications we and the IOs may have.
Our Operator Agreements require each IO to maintain certain insurance types and levels. Losses arising from certain extraordinary hazards, employment matters or other matters, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks, or IOs may fail to procure the required insurance. Moreover, any loss incurred could exceed policy limits and policy payments made to IOs may not be made on a timely basis.
Any legal actions against the IOs may negatively affect the reputation of our brand, which could result in a reduction of our sales and operating cash flow, which could be material and which could adversely affect our business, financial condition and results of operations.
In the past, certain business models that use independent contractors to sell directly to customers have been subject to challenge under various laws, including laws relating to franchising, misclassification and joint employment. If our business model is determined to be a franchise, if IOs are found not to be independent contractors, but our employees, or if we are found to be a joint employer of an IO’s employees, our business and operations could be materially adversely affected.
The IOs are independent contractors. Independent contractors and the companies that engage their services have come under increased legal and regulatory scrutiny in recent years as courts have adopted new standards for these classifications and federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are found to have violated employees’ overtime or wage requirements. Federal and state tax and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. For example, the California state legislature recently enacted AB-5, which became effective in California on January 1, 2020. AB-5 codifies a new test for determining worker classification that is much narrower than the traditional standard in defining the scope of who is classified as an independent contractor. Given AB-5’s recent enactment, there has been limited guidance to date regarding interpretation or enforcement, and there is a significant degree of uncertainty regarding its application. In addition, AB-5 has been the subject of widespread national discussion and it is possible that other jurisdictions may enact similar laws. There is a risk that a governmental agency or court could disagree with our assessment that IOs are independent contractors or that other laws and regulations could change. If any IOs were determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, environmental and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings.

Even if IOs are properly classified as independent contractors, there is a risk that a governmental agency or court might disagree with our assessment that each IO is the sole employer of its workers and seek to hold us jointly and separately responsible as a co-employer of an IO’s workers. In this case, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings since joint employers are each separately responsible for their co-employees’ benefits. A misclassification ruling would mean that both IOs and IOs’ employees are our employees, it would also mean that an IOs’ employees are also our employees.
We continue to observe and monitor our compliance with current applicable laws and regulations, but we cannot predict whether laws and regulations adopted in the future, or standards adopted by the courts, regarding the classification of independent contractors will materially adversely affect our business or operations. Further, if we were to become subject to franchise laws or regulations, it would require us to provide additional disclosures, register with state franchise agencies, impact our ability to terminate our Operator Agreements and may increase the expense of, or adversely impact our recruitment of new IOs.
Our success depends on our ability to maintain positive relationships with the IOs and any failure to maintain our relationships on positive terms could materially adversely affect our business, reputation, financial condition and results of operations.
The IOs develop and operate their stores under terms set forth in our Operator Agreements. These agreements give rise to relationships that involve a complex set of mutual obligations and depends on mutual cooperation and trust. We have a standard Operator Agreement that we use with the IOs, which contributes to uniformity of brand standards. We generally have positive relationships with the IOs, based in part on our common understanding of our mutual rights and obligations under the Operator Agreement. However, we and the IOs may not always maintain a positive relationship or always interpret the Operator Agreement in the same way. Our failure to maintain positive relationships with the IOs could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to the IOs or stockholders or more costly to operate. Active and/or potential disputes with IOs could damage our brand image and reputation.
The success of our business depends in large part on our ability to maintain IOs in profitable stores. If we fail to maintain our IO relationships on acceptable terms, or if one or more of the more profitable IOs were to terminate their Operator Agreements, become insolvent or otherwise fail to comply with brand standards, our business, reputation, financial condition and results of operations could be materially and adversely affected.
The IOs could take actions that could harm our business.
The IOs are contractually obligated to operate their stores in accordance with the brand standards set forth in the Operator Agreements. However, IOs are independent contractors whom we do not control. The IOs operate and oversee the daily operations of their stores and have sole control over all of their employees and other workforce decisions. As a result, IOs make decisions independent of us that bear directly on the ultimate success and performance of their store. Nevertheless, the nature of the brand license creates a symbiotic relationship between our outcome and each IO. Indeed, because we and each of the IOs associate our separate businesses with the Grocery Outlet name and brand reputation, the failure of any IO to comply with our brand standards could potentially have repercussions that extend beyond that IO’s own market area and materially adversely affect not only our business, but the business of other IOs and the general brand image and reputation of the Grocery Outlet name. This, in turn, could materially and adversely affect our business and operating results. If any particular IO operates a store in a manner inconsistent with our brand standards, we cannot assure you that we will be able to terminate the Operator Agreement of that IO without disruptions to the operations and sales of that IO’s store or other stores.

Risks Associated with Our Indebtedness
Our substantial indebtedness could materially adversely affect our financial condition and our ability to operate our business, react to changes in the economy or industry or pay our debts and meet our obligations under our debt and could divert our cash flow from operations for debt payments.
As of December 28, 2019, we had a significant amount of indebtedness comprised of total borrowings under our First Lien Credit Agreement of $460.2 million. In June 2019, we used substantially all of the proceeds from our initial public offering to repay a portion of our indebtedness and we made an additional principal repayment of indebtedness in October 2019. We have liquidity through a largely undrawn $100.0 million revolving credit facility under our First Lien Credit Agreement, under which we had $96.4 million of availability after giving effect to outstanding letters of credit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, subject to restrictions in our First Lien Credit Agreement, we may incur additional debt.
Our substantial debt could have important consequences to you, including the following:
•it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;
•our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;
•a substantial portion of cash flow from operations may be dedicated to the payment of principal and interest on our debt, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, acquisitions and other purposes;
•we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt; and
•our ability to borrow additional funds or to refinance debt may be limited.
Furthermore, all of our debt under our First Lien Credit Agreement bears interest at variable rates. If these rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.
Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.
Our business may not generate sufficient cash flow from operating activities to service our debt obligations. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures depends on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
If we are unable to generate sufficient cash flow from operations to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations, delay capital expenditures or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

Restrictive covenants in our First Lien Credit Agreement may restrict our ability to pursue our business strategies, and failure to comply with any of these restrictions could result in acceleration of our debt.
The operating and financial restrictions and covenants in our First Lien Credit Agreement may materially adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Such restrictions and covenants limit our ability, among other things, to:
•incur additional debt or issue certain preferred shares;
•pay dividends on or make distributions in respect of our common stock or make other restricted payments;
•make certain investments;
•sell certain assets;
•create liens on certain assets to secure debt;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•make certain payments in respect of certain junior debt obligations;
•enter into certain transactions with our affiliates; and
•designate our subsidiaries as unrestricted subsidiaries.
A breach of any of these covenants could result in a default under our First Lien Credit Agreement. Upon the occurrence of an event of default under our First Lien Credit Agreement, the lenders could elect to declare all amounts outstanding under our First Lien Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our First Lien Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral to secure our First Lien Credit Agreement. Our future operating results may not be sufficient to enable compliance with the financial maintenance covenant in our First Lien Credit Agreement, or any other indebtedness and we may not have sufficient assets to repay amounts outstanding under our First Lien Credit Agreement. In addition, in the event of an acceleration of our debt upon a default, we may not have or be able to obtain sufficient funds to make any accelerated payments.
Furthermore, the terms of any future indebtedness we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in the event that we are not able to maintain compliance, we cannot assure you that we will be able to obtain waivers from the lenders or amend the covenants.
Despite current debt levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
We and our subsidiaries may be able to incur substantial additional debt in the future. Although our First Lien Credit Agreement contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and the debt incurred in compliance with these restrictions could be substantial. Additionally, we may successfully obtain waivers of these restrictions. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase. Our First Lien Credit Agreement includes a $100.0 million revolving credit facility under which we had $96.4 million of availability as of December 28, 2019 after giving effect to outstanding letters of credit.

Risks Related to Ownership of Our Common Stock
The market price of our common stock has been volatile and may continue to fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
The market price of our common stock has been highly volatile and may continue to fluctuate substantially due to a number of factors such as those listed in “—Risks Related to Our Business” and the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•declines in the market prices of stocks generally;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;
•changes in general economic or market conditions or trends in our industry or markets;
•changes in business or regulatory conditions;
•additions or departures of key management personnel;
•future sales of our common stock or other securities by us or our existing stockholders, or the perception of such future sales;
•expiration of market standoff or lock-up agreements;
•investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•announcements relating to litigation;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•the development and sustainability of an active trading market for our stock;
•changes in accounting principles; and
•other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.
These broad market and industry fluctuations may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock are low.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
Our quarterly operating results fluctuate and may fall short of prior periods, our projections or the expectations of securities analysts or investors, which could materially adversely affect our stock price.
Our operating results have fluctuated from quarter to quarter at points in the past, and they may do so in the future. Therefore, results of any one fiscal quarter are not a reliable indication of results to be expected for any other fiscal quarter or for any year. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors. We maintain a forecasting process that seeks to plan sales and align expenses. If we do not control costs or appropriately adjust costs to actual results, or if actual results differ significantly from our forecast, our financial performance could be materially adversely affected.

We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations.
We are a holding company with no material direct operations. Our principal assets are the shares of common stock of Globe Intermediate Corp. that we hold. Globe Intermediate Corp. is the indirect parent of Grocery Outlet Inc. which, together with its subsidiaries, owns substantially all of our operating assets. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. If we are unable to obtain funds from our subsidiaries, we may be unable to meet our financial obligations.
We currently do not intend to declare dividends on our common stock in the foreseeable future and, as a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our First Lien Credit Agreement and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business or industry. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business or industry, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
Future sales of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Holders of an aggregate of 34,532,952 shares of our outstanding common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act.
As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
In addition, the shares of our common stock reserved for future issuance under our Globe Holding Corp. 2014 Stock Incentive Plan (the “2014 Plan”) and our Grocery Outlet Holding Corp. 2019 Incentive Plan (the “2019 Plan”) will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and Rule 144 under the Securities Act, as applicable. A total of 14,231,355 shares of common stock have been reserved for future issuance under our 2014 Plan and our 2019 Plan.
In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider to be in its best interest, including attempts that might result in a premium over the market price of our common stock. As of March 20, 2020, the H&F Investor owned approximately 30% of the voting power of our outstanding stock.
These provisions provide for, among other things:
•the division of our board of directors into three classes, as nearly equal in size as possible, which directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;
•that at any time when the H&F Investor and certain of its affiliates beneficially own, in the aggregate, less than 40% in voting power of the stock of our company entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of stock entitled to vote thereon, voting together as a single class;
•the ability of our board of directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change of control;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;
•the right of the H&F Investor and certain of its affiliates to nominate a number of members of our board of directors proportionate to their collective ownership of our common stock and the obligation of certain of our other pre-initial public offering stockholders to support such nominees;
•the right of certain other pre-initial public offering investors to nominate one member of our board of directors and the obligation of the H&F Investor and certain of our other pre-initial public offering stockholders to support such nominee;
•certain limitations on convening special stockholder meetings; and
•that certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class, if the H&F Investor and certain of its affiliates beneficially own, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors.
These provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

The H&F Investor holds a significant percentage of our outstanding stock and its interests may be different than the interests of other holders of our securities.
As of March 20, 2020, the H&F Investor owned approximately 30% of the voting power of our outstanding common stock. As a result, the H&F Investor is able to control or influence actions to be taken by us, including future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, amendments to our organizational documents and the approval of significant corporate transactions, including mergers, sales of substantially all of our assets, distributions of our assets, the incurrence of indebtedness and any incurrence of liens on our assets. As a result, certain governance provisions in our organizational documents will be affected.
The interests of the H&F Investor may be materially different than the interests of our other stakeholders. In addition, the H&F Investor may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance its investment, even though such transactions might involve risks to you. For example, the H&F Investor may cause us to take actions or pursue strategies that could impact our ability to make payments under our First Lien Credit Agreement or that cause a change of control. In addition, to the extent permitted by our First Lien Credit Agreement, the H&F Investor may cause us to pay dividends rather than make capital expenditures or repay debt. The H&F Investor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that none of the H&F Investor, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The H&F Investor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
As long as the H&F Investor continues to own a significant amount of our outstanding common stock, even if such amount is less than 30%, it will continue to be able to strongly influence or effectively control our decisions and, so long as the H&F Investor continues to own shares of our outstanding common stock, nominate individuals to our board of directors pursuant to the stockholders agreement we are parties to. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.
Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.
As a privately-held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act (“Section 404”). As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our annual report for the year ended January 2, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Our independent registered public accounting firm will be required to issue an attestation report on effectiveness of our internal controls in our annual report for the year ended January 2, 2021.
In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report.

Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. A material weakness in internal control could result in our failure to detect a material misstatement of our annual or quarterly consolidated financial statements or disclosures. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.
Our amended and restated bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the sole and exclusive forums for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provide, subject to limited exceptions, that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of our company to the Company or our stockholders, (iii) action asserting a claim against the Company or any director, officer or other employee of the Company arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) action asserting a claim against the Company or any director, officer or other employee of the Company governed by the internal affairs doctrine. These provisions shall not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selections of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated bylaws.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for disputes with us or any of our directors, officers or other employees which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions that will be contained in our amended and restated bylaws to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court.
Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 50,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 28, 2019, we leased 345 of our 347 stores and each of our four primary self-operated distribution centers. The remaining two stores were owned by IOs. Our initial lease terms for store locations are typically ten years with options to renew for two or three successive five-year periods. Our corporate headquarters, located in Emeryville, California, is leased under an agreement that expires in 2023, with options to renew for two successive five-year periods. Our primary distribution centers range from approximately 100,000 square feet to approximately 400,000 square feet. Including options to renew, our primary distribution centers have leases expiring between 2023 and 2035.
We believe that our corporate and distribution center facilities are in good operating condition and adequate to support the current needs of our business.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be party to litigation that arises in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES
This Item is not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has traded on the Nasdaq Global Select Market under the symbol “GO” since our IPO on June 20, 2019. Prior to that date, there was no public market for our common stock.
Stockholders
American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. As of March 20, 2020, there were 26 stockholders of record of our common stock. The actual number of stockholders is greater than this number and includes stockholders whose shares are held in street name by brokers and other nominees, and stockholders whose shares may be held in trust by other entities.
Dividend Policy
We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations, to finance the growth and development of our business and to reduce our net debt. Any determination to declare dividends in the future will be at the discretion of our board of directors, subject to applicable laws, and will be dependent on a number of factors, including our earnings, capital requirements and overall financial condition. In addition, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under our First Lien Credit Agreement, and may be further restricted by the terms of any future debt or preferred securities. See NOTE 6— Long-term Debt to our Consolidated Financial Statements for additional information about our First Lien Credit Agreement.
Stock Performance Graph
The following graph shows a comparison of cumulative total return (equal to stock appreciation plus dividends) during each monthly accounting period from June 20, 2019 (the date our common stock began trading on the NASDAQ Global Select Market) through December 27, 2019 for:
•Grocery Outlet Holdings, Inc.
•Nasdaq Global Market Composite Index
•Nasdaq US Benchmark General Retailers Index

Comparison of Cumulative Total Return (Since Listing)
$200
$150
$100
$50
6/20/2019
7/26/2019
8/23/2019
9/27/2019
10/25/2019
11/22/2019
12/27/2019
Grocery Outlet Holding Corp.
Nasdaq Global Market Composite Index
Nasdaq US Benchmark General Retailers Index

Company/Index	6/20/2019	7/26/2019	8/23/2019	9/27/2019	10/25/2019	11/22/2019	12/27/2019
Grocery Outlet Holding Corp.	$100.00	$177.23	$189.77	$156.18	$143.23	$144.00	$152.14
Nasdaq Global Market Composite Index	$100.00	$100.11	$92.79	$86.99	$90.97	$97.60	$105.15
Nasdaq US Benchmark General Retailers Index	$100.00	$102.06	$95.60	$96.95	$99.57	$99.44	$103.02
We are required to provide a line-graph presentation comparing cumulative stockholder returns on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by us. We have selected the Nasdaq Global Market Composite Index for the broad equity market index and the Nasdaq US Benchmark General Retailers Index as the published industry index.
Notes:
•Assumes initial investment of $100.00 at our initial public offering price on June 20, 2019 (our initial listing date). Total return includes reinvestment of dividends.
•If the monthly accounting period end date ends on a day that is not a trading day, the preceding trading day is used.
•The information included under the heading “Stock Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act or otherwise subject to the limitations of that section, and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing.
•The stock price performance shown in the graph is not necessarily indicative of future price performance.
Unregistered Sales of Equity Securities
From December 30, 2018 to December 28, 2019, we granted to our employees options to purchase 99,262 shares of our common stock under our 2014 Plan at a weighted-average exercise price of $12.53 per share.
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
Issuer Purchase of Equity Securities
The table below sets forth information regarding our purchases of our common stock during the fourth fiscal quarter ended December 28, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2019—October 26, 2019 (1)	—	—	—	—
October 27, 2019—November 23, 2019 (1)	—	—	—	—
November 24, 2019—December 28, 2019 (1)	14,358	$31.37	—	—
Total	14,358		—
(1)During the three months ended December 28, 2019, we withheld 14,358 shares of our common stock (with a weighted average share price of $31.37) from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted stock units. These shares were not acquired as part of a publicly announced share repurchase plan or program.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated statements of operations data and consolidated balance sheets data are derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes thereto, and other financial information included herein. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$2,559,617	$2,287,660	$2,075,465	$1,831,531	$1,627,306
Cost of sales	1,772,515	1,592,263	1,443,582	1,270,354	1,135,090
Gross profit	787,102	695,397	631,883	561,177	492,216
Operating expenses:
Selling, general and administrative	639,437	557,100	510,136	457,051	401,204
Depreciation and amortization	47,883	45,421	43,152	37,152	31,243
Share-based compensation	31,439	10,409	1,659	2,905	172
Total operating expenses	718,759	612,930	554,947	497,108	432,619
Income from operations	68,343	82,467	76,936	64,069	59,597
Other expense:
Interest expense, net	45,927	55,362	49,698	47,147	45,900
Debt extinguishment and modification	5,634	5,253	1,466	—	5,473
Total other expense	51,561	60,615	51,164	47,147	51,373
Income before income taxes	16,782	21,852	25,772	16,922	8,224
Income tax expense	1,363	5,984	5,171	6,724	3,459
Net income	$15,419	$15,868	$20,601	$10,198	$4,765
Per Share Data:
Net income per share (basic and diluted):
Basic	$0.20	$0.24	$0.30	$0.15	$0.07
Diluted	$0.19	$0.23	$0.30	$0.15	$0.07
Weighted average shares outstanding (basic and diluted):
Basic	79,044	68,473	68,232	68,260	68,219
Diluted	81,863	68,546	68,332	68,323	68,266

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$28,101	$21,063	$5,801	$6,853	$5,722
Working capital	62,199	89,448	76,244	68,186	62,746
Total assets (1)	2,185,529	1,376,862	1,317,871	1,268,470	1,220,853
Total debt (2)	447,989	857,368	710,886	711,866	625,782
Total liabilities (1)	1,440,145	1,076,911	890,738	862,118	741,070
Total stockholders’ equity	745,384	299,951	427,133	406,352	479,783
Total liabilities and stockholders’ equity	2,185,529	1,376,862	1,317,871	1,268,470	1,220,853
_______________________
(1)Includes $740.2 million lease right-of-use assets and $806.0 million lease liabilities as of December 28, 2019. See NOTE 4—Leases to our Consolidated Financial Statements for additional information.
(2)Total debt consists of the current and long-term portions of our total debt outstanding, net of debt discount and debt issuance costs. See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data.” This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in “Item 1A. Risk Factors” or in other sections of this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to fiscal 2019, fiscal 2018, and fiscal 2017 refer to the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.
OVERVIEW
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators (“IOs”) run our stores and create a neighborhood feel through personalized customer service and a localized product offering. This differentiated approach has driven 16 consecutive years of positive comparable store sales growth. As of December 28, 2019, we had 347 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
Initial Public Offering
On June 24, 2019, we completed our initial public offering (“IPO”) of 19,765,625 shares of our common stock at a public offering price of $22.00 per share for net proceeds of $407.7 million, after deducting underwriting discounts and commissions of $27.1 million. We also incurred offering costs payable by us of $7.2 million which we recognized as a charge to additional paid-in-capital. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.
In connection with the closing of our IPO, we repaid in full the $150.0 million outstanding principal amount and $3.6 million accrued interest on our second lien term loan and terminated the related loan agreement. Additionally, using the remainder of the net proceeds, together with excess cash on hand, we prepaid a portion of the term loan outstanding under our first lien credit agreement, dated as of October 22, 2018 (as amended, the “First Lien Credit Agreement”) totaling $248.0 million and $3.8 million of accrued interest. On October 23, 2019, we prepaid an additional $15.0 million of principal on the term loan outstanding under our First Lien Credit Agreement. See “—Liquidity and Capital Resources” for additional information.
In addition, in fiscal 2019, we recognized $24.3 million for share-based compensation expense related to time-based stock options granted prior to our IPO, for which vesting became probable upon completion of our IPO, as well as $3.0 million for share-based compensation expense related to time-based stock options and RSUs granted as part of and subsequent to our IPO. See NOTE 7—Share-based Awards to our Consolidated Financial Statements for additional information.
Secondary Public Offerings
On October 8, 2019, certain of our selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million which are included in selling, general and administrative expenses for fiscal 2019. We received $3.2 million in cash (excluding withholding taxes) in connection with the exercise of 451,470 options by certain stockholders participating in this secondary public offering.
On February 3, 2020, certain of our selling stockholders completed another secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs payable by us of $1.1 million. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.

COVID-19
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. As a result, many states, including California, Washington and Oregon, where we have a significant number of stores, have declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. As of the date of this filing, grocery stores are considered essential businesses in states and counties that have enacted requirements that residents leave their homes only for essential business (“shelter in place”) and are able to continue operating. However, we expect that our IOs may face staffing challenges so long as school closures and COVID-19-related concerns exist. In addition, certain inventory items such as water, beans and bread as well as key cleaning supplies and protective equipment have been, and may continue to be, in short supply. These factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Further, planned construction and opening of new stores may be negatively impacted due to shelter in place requirements and the closure of government offices in certain areas. In the event that an employee, IO, or IO employee tests positive for COVID-19, we may have to temporarily close a store, office or distribution center for cleaning and/or quarantine one or more employees which could negatively impact our financial results. We cannot reasonably estimate the length or severity of this pandemic, but it could have a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020. See “Item 1A. Risk Factors—Major health epidemics, such as the outbreak caused by a coronavirus (COVID-19), and other outbreaks could disrupt and adversely affect our operations, financial condition and business” for additional information.
Key Factors and Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key GAAP measures we use are net sales, gross profit and gross margin, selling, general and administrative expenses (“SG&A”) and operating income. The key operational metrics and non-GAAP measures we use are number of new stores, comparable store sales, EBITDA, adjusted EBITDA and non-GAAP adjusted net income.
Fiscal 2019 Overview
Key financial and operating performance results for our fiscal 2019 compared to our fiscal 2018 are as follows:
•Net sales increased by 11.9% to approximately $2.56 billion for fiscal 2019 from approximately $2.29 billion for fiscal 2018; comparable store sales increased by 5.2% in fiscal 2019 compared to a 3.9% increase in fiscal 2018.
•We opened 34 new stores and closed 3, ending fiscal 2019 with 347 stores in six states.
•Net income decreased 2.8% to $15.4 million, or $0.19 per diluted share for fiscal 2019, compared to net income of $15.9 million, or $0.23 per diluted share, for fiscal 2018.
•Adjusted EBITDA(1) increased 10.6% to $169.8 million for fiscal 2019 compared to $153.6 million for fiscal 2018.
•Non-GAAP adjusted net income(1) increased 31.7% to $65.0 million, or $0.79 per non-GAAP diluted share, for fiscal 2019 compared to $49.3 million, or $0.72 per non-GAAP diluted share, for fiscal 2018.
_______________________
(1)Adjusted EBITDA, non-GAAP adjusted net income and non-GAAP adjusted diluted earnings per share are non-GAAP financial measures and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. See GAAP to non-GAAP reconciliations in the “Operating Metrics and Non-GAAP Financial Measures” section below for additional information.

Key Components of Results of Operations
Net Sales
We recognize revenues from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Discounts provided to customers by us are recognized at the time of sale as a reduction in sales as the products are sold. Discounts that are funded solely by IOs are not recognized as a reduction in sales as the IO bears the incidental costs arising from the discount. We do not accept manufacturer coupons. Sales consist of sales from comparable stores and non-comparable stores, described below under “Comparable Store Sales.” Growth of our sales is primarily driven by expansion of our store base in existing and new markets as well as comparable store sales growth. Sales are impacted by product mix and availability, as well as promotional and competitive activities and the spending habits of our customers. Our ever-changing selection of offerings across diverse product categories supports growth in sales by attracting new customers and encouraging repeat visits from our existing customers. The spending habits of our customers are subject to macroeconomic conditions and changes in discretionary income. Our customers’ discretionary income is primarily impacted by wages, fuel and other cost-of-living increases including food-at-home inflation, as well as consumer trends and preferences, which fluctuate depending on the environment. Because we offer a broad selection of merchandise at extreme values, historically we have benefited from periods of economic uncertainty.
Cost of Sales, Gross Profit and Gross Margin
Cost of sales includes, among other things, merchandise costs, inventory markdowns, inventory losses and transportation, distribution and warehousing costs, including depreciation. Gross profit is equal to our sales less our cost of sales. Gross margin is gross profit as a percentage of our sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is impacted by product mix and availability, as some products generally provide higher gross margins, and by our merchandise costs, which can vary. Gross margin is also impacted by the costs of distributing and transporting product to our stores, which can vary. Our gross profit is variable in nature and generally follows changes in sales. Our disciplined buying approach has produced consistent gross margins throughout economic cycles which we believe has helped to mitigate adverse impacts on gross profit and results of operations. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures of our competitors and other retailers. As a result, our gross profit and gross margin may not be comparable to similar data made available by our competitors and other retailers.
Prior to fiscal 2014, we calculated gross margin based on gross sales, not deducting for deposits collected or discounts provided, and excluding warehouse depreciation.
Selling, General and Administrative Expenses
SG&A expenses are comprised of both store-related expenses and corporate expenses. Store-related expenses include commissions paid to IOs, occupancy and shared maintenance costs, Company-operated store expenses, including payroll, benefits, supplies and utilities and the cost of opening new IO stores. Corporate expenses include payroll and benefits for corporate and field support, marketing and advertising, insurance and professional services and AOT recruiting and training costs. SG&A generally increases as we grow our store base and invest in our corporate infrastructure. SG&A expenses related to commissions paid to IOs are variable in nature and generally increase as gross profits rise. The remainder of our expenses are primarily fixed in nature. We continue to closely manage our expenses and monitor SG&A as a percentage of sales. The components of our SG&A may not be comparable to the components of similar measures of other retailers. We expect that our SG&A will continue to increase in future periods as we continue to grow our sales revenue.
Operating Income
Operating income is gross profit less SG&A, depreciation and amortization and share-based compensation. Operating income excludes interest expense, net, debt extinguishment and modification costs and income tax expense. We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

Results of Operations
The following tables summarize key components of our results of operations for the periods presented, both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$2,559,617	$2,287,660	$2,075,465
Cost of sales	1,772,515	1,592,263	1,443,582
Gross profit	787,102	695,397	631,883
Operating expenses:
Selling, general and administrative	639,437	557,100	510,136
Depreciation and amortization	47,883	45,421	43,152
Share-based compensation	31,439	10,409	1,659
Total operating expenses	718,759	612,930	554,947
Income from operations	68,343	82,467	76,936
Other expense:
Interest expense, net	45,927	55,362	49,698
Debt extinguishment and modification costs	5,634	5,253	1,466
Total other expense	51,561	60,615	51,164
Income before income taxes	16,782	21,852	25,772
Income tax expense	1,363	5,984	5,171
Net income	$15,419	$15,868	$20,601

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Percentage of sales (1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.2%	69.6%	69.6%
Gross profit	30.8%	30.4%	30.4%
Operating expenses:
Selling, general and administrative	25.0%	24.4%	24.6%
Depreciation and amortization	1.9%	2.0%	2.1%
Share-based compensation	1.2%	0.5%	0.1%
Total operating expenses	28.1%	26.8%	26.7%
Income from operations	2.7%	3.6%	3.7%
Other expense:
Interest expense, net	1.8%	2.4%	2.4%
Debt extinguishment and modification costs	0.2%	0.2%	0.1%
Total other expense	2.0%	2.6%	2.5%
Income before income taxes	0.7%	1.0%	1.2%
Income tax expense	0.1%	0.3%	0.2%
Net income	0.6%	0.7%	1.0%
_______________________
(1)Components may not sum to totals due to rounding.

Operating Metrics and Non-GAAP Financial Measures
Number of New Stores
The number of new stores reflects the number of stores opened during a particular reporting period. New stores require an initial capital investment in the store build-outs, fixtures and equipment which we amortize over time as well as cash required for inventory and pre-opening expenses.
We expect new store growth of IO stores to be the primary driver of our sales growth. We lease substantially all of our store locations. Our initial lease terms on stores are typically ten years with options to renew for two or three successive five-year periods.
Comparable Store Sales
We use comparable store sales as an operating metric to measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. Comparable store sales are impacted by the same factors that impact sales.
Comparable store sales consists of sales from our stores beginning on the first day of the fourteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been closed for an extended period as well as any planned store closures or dispositions. When applicable, we exclude the sales in the non-comparable week of a 53-week year from the same store sales calculation.
Opening new stores is a primary component of our growth strategy and, as we continue to execute on our growth strategy, we expect a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales is only one measure we use to assess the success of our growth strategy.
Prior to fiscal 2014, we calculated comparable store sales growth based on gross sales for stores beginning on the 366th day after opening. While we believe results under this prior method do not materially differ from results under our current method, we believe that our current methodology more appropriately adjusts for higher sales volumes that typically occur in conjunction with a store’s grand opening events.
EBITDA, Adjusted EBITDA and Non-GAAP Adjusted Net Income
EBITDA, adjusted EBITDA and non-GAAP adjusted net income are key metrics used by management and our board of directors to assess our financial performance. EBITDA, adjusted EBITDA and non-GAAP adjusted net income are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use EBITDA, adjusted EBITDA and non-GAAP adjusted net income to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. In addition, we use EBITDA to supplement GAAP measures of performance to evaluate our performance in connection with compensation decisions. Management believes it is useful to investors and analysts to evaluate these non-GAAP measures on the same basis as management uses to evaluate our operating results. We believe that excluding items from operating income, net income and net income per diluted share that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides a better baseline for analyzing trends in our business.
We define EBITDA as net income before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense, purchase accounting inventory adjustments, debt extinguishment and modification costs, non-cash rent, asset impairment and gain or loss on disposition, new store pre-opening expenses, dead rent for acquired leases, provision for accounts receivable reserves and certain other expenses. Non-GAAP adjusted net income represents net income adjusted for the previously mentioned EBITDA adjustments, further adjusted for costs related to amortization of purchase accounting assets and deferred financing costs and tax effect of total adjustments. EBITDA, adjusted EBITDA and non-GAAP adjusted net income are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA, adjusted EBITDA and non-GAAP adjusted net income have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP measures through the use of various GAAP measures. In the future we may incur expenses or charges such as those added back to calculate adjusted EBITDA or non-GAAP adjusted net income. Our presentation of adjusted EBITDA and non-GAAP adjusted net income should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive our non-GAAP measures.

The following table summarizes key operating metrics and non-GAAP components of our results of operations for the periods presented (amounts in thousands, except for percentages and store counts):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Other Financial and Operations Data
Number of new stores	34	26	29
Number of stores open at end of period	347	316	293
Comparable store sales growth (1)	5.2%	3.9%	5.3%
EBITDA (2)	$112,852	$124,271	$118,622
Adjusted EBITDA (2)	$169,842	$153,578	$136,319
Non-GAAP adjusted net income (2)	$64,963	$49,308	$48,655
_______________________
(1)Comparable store sales consist of sales from our stores beginning on the first day of the fourteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved.
(2)See “—GAAP to Non-GAAP Reconciliations” section below for a reconciliation from our net income to EBITDA and adjusted EBITDA, net income to non-GAAP adjusted net income, and GAAP to non-GAAP earnings per share for the periods presented:
GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to non-GAAP adjusted net income, and our GAAP to non-GAAP earnings per share for the periods presented:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$15,419	$15,868	$20,601
Interest expense, net	45,927	55,362	49,698
Income tax expense	1,363	5,984	5,171
Depreciation and amortization expenses (a)	50,143	47,057	43,152
EBITDA	112,852	124,271	118,622
Share-based compensation expenses (b)	31,439	10,409	1,659
Debt extinguishment and modification costs (c)	5,634	5,253	1,466
Non-cash rent (d)	10,582	7,903	8,401
Asset impairment and gain or loss on disposition (e)	1,957	1,306	549
New store pre-opening expenses (f)	1,509	1,555	1,807
Rent for acquired leases (g)	—	—	72
Provision for accounts receivable reserves (h)	2,575	749	3,004
Other (i)	3,294	2,132	739
Adjusted EBITDA	$169,842	$153,578	$136,319

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$15,419	$15,868	$20,601
Share-based compensation expenses (b)	31,439	10,409	1,659
Debt extinguishment and modification costs (c)	5,634	5,253	1,466
Non-cash rent (d)	10,582	7,903	8,401
Asset impairment and gain or loss on disposition (e)	1,957	1,306	549
New store pre-opening expenses (f)	1,509	1,555	1,807
Rent for acquired leases (g)	—	—	72
Provision for accounts receivable reserves (h)	2,575	749	3,004
Other (i)	3,294	2,132	739
Amortization of purchase accounting assets and deferred financing costs (j)	11,917	16,744	17,399
Tax effect of total adjustments (k)	(19,363)	(12,611)	(7,042)
Non-GAAP adjusted net income	$64,963	$49,308	$48,655
GAAP earnings per share (l)
Basic	$0.20	$0.24	$0.30
Diluted	$0.19	$0.23	$0.30
Non-GAAP adjusted earnings per share (l)
Basic	$0.82	$0.72	$0.71
Diluted	$0.79	$0.72	$0.71
GAAP weighted average shares outstanding (l)
Basic	79,044	68,473	68,232
Diluted	81,863	68,546	68,332
Non-GAAP weighted average shares outstanding (l)
Basic	79,044	68,473	68,232
Diluted	81,863	68,546	68,332
___________________________
(a)Includes depreciation related to our distribution centers which is included within the cost of sales line item in our consolidated statements of operations and comprehensive income. See NOTE 1—Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements for additional information about the components of cost of sales.
(b)Includes $3.6 million, $10.0 million, and $1.3 million of cash dividends paid in fiscal 2019, 2018, and 2017 respectively, in respect of vested options as a result of dividends declared in connection with our recapitalizations in fiscal 2018 and 2016.
(c)Represents the write-off of debt issuance costs and debt discounts related to the repricing and/or repayment of our first and second lien credit facilities. See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.
(d)Consists of the non-cash portion of rent expense, which represents the difference between our straight-line rent expense recognized under GAAP and cash rent payments. The adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth in recent years. Non-cash rent was impacted by the adoption of ASC 842, Leases, which moved approximately $3.2 million out of amortization expense and into non-cash rent expense.
(e)Represents impairment charges with respect to planned store closures and gains or losses on dispositions of assets in connection with store transitions to new IOs.
(f)Includes marketing, occupancy and other expenses incurred in connection with store grand openings, including costs that will be the IO’s responsibility after store opening.
(g)Represents cash occupancy costs on leases acquired from Fresh & Easy, Inc. in 2015 for the periods prior to opening new stores on such sites (commonly referred to as “dead rent”).
(h)Represents non-cash changes in reserves related to our IO notes and accounts receivable.
(i)Other non-recurring, non-cash or discrete items as determined by management, including transaction related costs, personnel-related costs, store closing costs, legal expenses, strategic project costs, and miscellaneous costs.
(j)Represents the amortization of debt issuance costs and incremental amortization of an asset step-up resulting from purchase price accounting related to the 2014 H&F Acquisition which included trademarks, customer lists, and below-market leases. In fiscal 2019, due to the adoption of ASC 842, Leases, approximately $3.2 million in below-market lease amortization expense was moved out of this line and into non-cash rent expense.
(k)Represents the tax effect of the total adjustments. Because of the increased impact of discrete items on our effective tax rate including the excess tax benefits from the exercise and vest of share-based awards, beginning in the fourth quarter of fiscal 2019, we changed our methodology in order to tax effect the total adjustments on a discrete basis excluding any non-recurring and unusual tax items. Prior to the fourth quarter of fiscal 2019, the methodology we used was to calculate the tax effect of the total adjustments using our quarterly effective tax rate.
(l)On June 6, 2019, we effected a 1.403 for 1 forward stock split. All share amounts and per share disclosures for all periods presented have been adjusted retroactively for the impact of this forward stock split.

Comparison of fiscal 2019 to fiscal 2018 (dollars in thousands)
Net Sales

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Net sales	$2,559,617	$2,287,660	$271,957	11.9%
The increase in net sales for fiscal 2019 compared to fiscal 2018 was due to non-comparable store sales growth attributable to the net 31 stores opened during fiscal 2019 as well as an increase in comparable store sales.
Comparable store sales increased 5.2% for fiscal 2019 compared to fiscal 2018, primarily driven by strong opportunistic and every day product purchasing, continued growth of our Natural, Organic, Specialty and Healthy (“NOSH”) business and expansion and effectiveness of our corporate and IO-led marketing initiatives.
Cost of Sales

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Cost of sales	$1,772,515	$1,592,263	$180,252	11.3%
% of net sales	69.2%	69.6%
The increase in cost of sales for fiscal 2019 compared to fiscal 2018 was primarily the result of new store growth and an increase in comparable store sales. Costs as a percentage of sales decreased slightly due to strong purchasing and inventory management.
Gross Profit and Gross Margin

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Gross profit	$787,102	$695,397	$91,705	13.2%
Gross margin	30.8%	30.4%
The increase in gross profit for fiscal 2019 compared to fiscal 2018 was primarily the result of new store growth and an increase in comparable store sales. Our gross margin increased modestly for fiscal 2019 compared to fiscal 2018 due to strong purchasing and inventory management.
Selling, General and Administrative Expenses (“SG&A”)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
SG&A	$639,437	$557,100	$82,337	14.8%
% of net sales	25.0%	24.4%
The increase in SG&A for fiscal 2019 compared to fiscal 2018 was primarily driven by increased selling expenses related to new store growth and higher sales volume. These increased expenses consisted primarily of commissions, store occupancy and shared maintenance costs, as well as investments in general and administrative infrastructure to support the continued growth in the business. SG&A was also impacted by the adoption of ASC 842, Leases, which moved approximately $3.2 million of previous amortization expense into non-cash rent.
As a percentage of sales, SG&A increased modestly for fiscal 2019 compared to fiscal 2018 partially as a result of approximately $4.5 million in additional costs incurred to comply with public company requirements including incremental insurance, accounting, and legal expense as well as costs required to comply with the Sarbanes-Oxley Act.

Depreciation and Amortization Expense

	Fiscal Year End
	December 28, 2019	December 29, 2018	$ Change	% Change
Depreciation and amortization	$47,883	$45,421	$2,462	5.4%
% of net sales	1.9%	2.0%
The increase in depreciation and amortization expenses for fiscal 2019 compared to fiscal 2018 is primarily driven by new store growth and other capital investments, partially offset by the adoption of ASC 842, Leases, which moved approximately $3.2 million of previous amortization expense into SG&A expenses.
Share-based Compensation Expense

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Share-based compensation	$31,439	$10,409	$21,030	202.0%
% of net sales	1.2%	0.5%
The increase in share-based compensation expense for fiscal 2019 compared to fiscal 2018 was primarily driven by $24.3 million for share-based compensation expense related to time-based stock options granted prior to our IPO and $3.0 million for share-based compensation expense related to time-based stock options and RSUs granted as part of and subsequent to our IPO, with the remaining difference primarily relating to payment of dividends declared in connection with our recapitalizations in fiscal 2018 and 2016 for outstanding stock options that became exercisable during fiscal 2019.
 We did not record compensation expense for time-based stock options grants prior to our IPO in June 2019 because such time-based options were subject to a post-termination repurchase right by us until certain contingent events occurred, and such contingent events were not deemed probable prior to our IPO. When the IPO occurred and the repurchase feature lapsed, this contingent event resulted in share-based compensation expense on these options being recorded. We recognized share-based compensation expense for prior service completed as of the IPO date and began recognizing the remaining unamortized share-based compensation expense related to these outstanding time-based options over the remaining service period.
Prior to our IPO, share-based compensation expense was primarily related to the equity awards granted to our board of directors and dividends paid in connection with our recapitalizations in fiscal 2018 and 2016. See NOTE 7—Share-based Awards to our Consolidated Financial Statements for additional information.
Interest Expense, net

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Interest expense, net	$45,927	$55,362	$(9,435)	(17.0)%
% of net sales	1.8%	2.4%
The decrease in interest expense, net for fiscal 2019 compared to fiscal 2018 was primarily driven by lower total borrowings under our First Lien Credit Agreement and the repayment in full of our Second Lien Credit Agreement.
In connection with the closing of our IPO in the second quarter of fiscal 2019, we repaid in full the $150.0 million outstanding principal amount on our second lien term loan and terminated the related loan agreement. Additionally, we prepaid a portion of our term loan outstanding under the First Lien Credit Agreement totaling $263.0 million.
In July 2019, we repriced and amended our existing First Lien Credit Agreement by replacing the existing term loan with a new $475.2 million senior secured term loan credit facility, The First Replacement Term Loan, discussed below under “—Liquidity and Capital Resources.” The First Replacement Term Loan reduced the applicable margin rates compared to the prior term loan. On October 23, 2019, we prepaid an additional $15.0 million of principal on the First Replacement Term Loan. See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.

Debt Extinguishment and Modification Costs

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Debt extinguishment and modification costs	$5,634	5,253	$381	7.3%
% of net sales	0.2%	0.2%
During fiscal 2019, we wrote-off $4.1 million of debt issuance costs and incurred $0.2 million of debt modification costs related to the repricing and amendment of our First Lien Credit Agreement, and repaid in full our outstanding second lien term loan and terminated the related loan agreement. During fiscal 2018, we wrote-off $3.5 million of debt issuance costs and incurred $1.8 million of debt modification costs related to the 2018 recapitalization and related repayment in full of our prior first lien credit agreement. See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.
Income Tax Expense

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Income tax expense	$1,363	$5,984	$(4,621)	(77.2)%
% of net sales	0.1%	0.3%
Effective tax rate	8.1%	27.4%
The decrease in income tax expense in fiscal 2019 compared to fiscal 2018 was primarily the result of lower income before taxes, which was mainly due to the share-based compensation expense of $31.4 million we recognized in connection with the IPO as discussed previously. As a result, our effective tax rate decreased to 8.1% for fiscal 2019 from 27.4% for fiscal 2018 primarily due to excess tax benefits from the exercise and vesting of share-based awards. See NOTE 9—Income Taxes to our Consolidated Financial Statements for additional information.
Net Income

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Net income	$15,419	$15,868	$(449)	(2.8)%
% of net sales	0.6%	0.7%
As a result of the foregoing, net income decreased modestly in fiscal 2019 compared to fiscal 2018.
Adjusted EBITDA

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Adjusted EBITDA	$169,842	$153,578	$16,264	10.6%
The increase in adjusted EBITDA for fiscal 2019 compared to fiscal 2018 was primarily due to the aforementioned sales growth and gross margin expansion, partially offset by increased SG&A expenses including the impact of approximately $4.5 million in additional costs incurred to comply with public company requirements.
Non-GAAP Adjusted Net Income

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Non-GAAP adjusted net income	$64,963	$49,308	$15,655	31.7%
The increase in non-GAAP adjusted net income for fiscal 2019 compared to fiscal 2018 was primarily due to our increase in sales, which was primarily driven by the increase in store count for fiscal 2019 compared to fiscal 2018 and comparable sales of 5.2% and 3.9%, respectively. Additionally, our interest expense decreased for fiscal 2019 compared to fiscal 2018 as discussed previously.

Comparison of fiscal 2018 to fiscal 2017 (dollars in thousands)
Net Sales

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Net sales	$2,287,660	$2,075,465	$212,195	10.2%
The increase in net sales for fiscal 2018 compared to fiscal 2017 was due to non-comparable store sales growth attributable to the net 23 stores opened during fiscal 2018 as well as an increase in comparable store sales.
Comparable store sales increased 3.9% for fiscal 2018 compared to fiscal 2017, primarily driven by increases in both the average transaction size and number of customer transactions, strong opportunistic purchasing, the expansion of our digital marketing initiatives, and the continued growth of our Natural, Organic, Specialty and Healthy (“NOSH”) business.
Cost of Sales

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Cost of sales	$1,592,263	$1,443,582	$148,681	10.3%
% of net sales	69.6%	69.6%
The increase in cost of sales for fiscal 2018 compared to fiscal 2017 was primarily the result of new store growth and an increase in comparable store sales. Costs as a percentage of sales remained flat at 69.6% for fiscal 2018 and fiscal 2017, respectively.
Gross Profit and Gross Margin

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Gross profit	$695,397	$631,883	$63,514	10.1%
Gross margin	30.4%	30.4%
The increase in gross profit for fiscal 2018 compared to fiscal 2017 was primarily the result of new store growth and an increase in comparable store sales. Our gross margin remained flat at 30.4% for fiscal 2018 and fiscal 2017 respectively.
Selling, General and Administrative Expenses (“SG&A”)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
SG&A	$557,100	$510,136	$46,964	9.2%
% of net sales	24.4%	24.6%
The increase in SG&A for fiscal 2018 compared to fiscal 2017 was primarily driven by increased selling expenses related to new store growth and higher sales volume. These increased expenses consisted primarily of commissions, store occupancy and shared maintenance costs, as well as investments in general and administrative infrastructure to support the continued growth in the business.
As a percentage of sales, SG&A improved modestly for fiscal 2018 compared to fiscal 2017. This improvement was driven partially by a decrease in the provision for IO notes and receivables due to a combination of improved store performance and operational efficiencies which helped mitigate rising costs for IOs, improving the collectability of IO notes and receivables. However, IOs manage their own finances and their financial acumen and expense management practices vary significantly. As we do not control the management decisions in the stores, and as IOs implement a variety of practices with variability in their individual and collective outcomes, we experience variability in the provision and allowance over time as we assess the ability of each IO to repay the notes.

Depreciation and Amortization Expense

	Fiscal Year End
	December 29, 2018	December 30, 2017	$ Change	% Change
Depreciation and amortization	$45,421	$43,152	$2,269	5.3%
% of net sales	2.0%	2.1%
The increase in depreciation and amortization expenses (exclusive of distribution center depreciation included in cost of sales) for fiscal 2018 compared to fiscal 2017 is primarily driven by new store growth and other capital investments.
Share-based Compensation Expense

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Share-based compensation	$10,409	$1,659	$8,750	527.4%
% of net sales	0.5%	0.1%
The increase in share-based compensation expense for fiscal 2018 compared to fiscal 2017 was primarily driven by expense related to the payment of dividends declared in connection with our recapitalizations in fiscal 2018 and 2016 for outstanding stock options that became exercisable during fiscal 2018.
Interest Expense, net

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Interest expense, net	$55,362	$49,698	$5,664	11.4%
% of net sales	2.4%	2.4%
The increase in interest expense, net for fiscal 2018 compared to fiscal 2017 was primarily driven by rising interest rates and an increase of $150.0 million in our total debt related to the 2018 recapitalization.
Debt Extinguishment and Modification Costs

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Debt extinguishment and modification costs	$5,253	1,466	$3,787	258.3%
% of net sales	0.2%	0.1%
The increase in debt extinguishment and modification costs for fiscal 2018 compared to fiscal 2017 was primarily driven by the write-off of debt issuance costs and non-capitalizable modification costs related to the 2018 recapitalization.

Income Tax Expense

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Income tax expense	$5,984	$5,171	$813	15.7%
% of net sales	0.3%	0.2%
Effective tax rate	27.4%	20.1%
The increase in income tax expense for fiscal 2018 compared to fiscal 2017 was primarily the result of an increase in our effective tax rate, which was due to a $5.4 million provisional tax benefit recorded in fiscal 2017 year pursuant to the provisions of the 2017 Tax Act (the “Tax Act”). As a result, our effective tax rate increased to 27.4% for fiscal 2018 from 20.1% for fiscal 2017. The effective tax rate increase was partially offset by a $3.9 million decrease in income before taxes.
The Tax Act was enacted on December 22, 2017 and among other things, decreased the existing maximum federal corporate income tax rate from 35% to 21%. The provisional tax benefit of $5.4 million recorded in fiscal 2017 was primarily due to the net impact of the revaluation of net deferred tax liability balances at fiscal year-end. See NOTE 9—Income Taxes to our Consolidated Financial Statements for additional information.
Net Income

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Net income	$15,868	$20,601	$(4,733)	(23.0)%
% of net sales	0.7%	1.0%
As a result of the foregoing, net income decreased modestly in fiscal 2018 compared to fiscal 2017.
Adjusted EBITDA

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Adjusted EBITDA	$153,578	$136,319	$17,259	12.7%
The increase in adjusted EBITDA for fiscal 2018 compared to fiscal 2017 was primarily due to our increase in sales, which was primarily driven by a 3.9% increase in comparable store sales in fiscal 2018 and an increase in fiscal year-end store count to 316 stores in fiscal 2018 as compared to 293 stores in fiscal 2017.
Non-GAAP Adjusted Net Income

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Non-GAAP adjusted net income	$49,308	$48,655	$653	1.3%
The increase in non-GAAP adjusted net income for fiscal 2018 compared to fiscal 2017 was primarily due to our increase in sales, which was primarily driven by a 3.9% increase in comparable store sales in fiscal 2018 and an increase in fiscal year-end store count to 316 stores in fiscal 2018 as compared to 316 stores in fiscal 2017.

Liquidity and Capital Resources
Our primary sources of liquidity are net cash provided by operating activities and borrowings and availability under our First Lien Credit Agreement. In addition, we also have a $100.0 million revolving credit facility available under our First Lien Credit Agreement. As of December 28, 2019, we had $3.6 million of outstanding standby letters of credit and $96.4 million of remaining borrowing capacity available under the revolving credit facility.
Our primary cash needs are for working capital, capital expenditures, and to meet debt service requirements. Historically, we have funded our working capital and capital expenditures requirements with internally generated cash on hand, and most recently through our initial public offering of our common stock in June 2019 as described further below. As of December 28, 2019, we had cash and cash equivalent of $28.1 million, which consisted primarily of cash held in checking and money market accounts with financial institutions.
On June 24, 2019, we completed our IPO in which we sold 19,765,625 shares of our common stock, including 2,578,125 shares from the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $22.00 per share. We received net proceeds of $407.7 million after deducting underwriting discounts and commissions of $27.1 million. We also incurred offering costs payable by us of $7.2 million all of which will have been fully paid as of December 28, 2019 and were charged against the proceeds of the offering.
On October 8, 2019, certain of our selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs payable by us of $1.1 million which are included in SG&A expenses for fiscal 2019. We received $3.2 million in cash (excluding withholding taxes) in connection with the exercise of 451,470 options by certain stockholders participating in this secondary public offering.
On February 3, 2020, certain of our selling stockholders completed another secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs payable by us of $1.1 million which will be included in SG&A expenses in fiscal 2020. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
The terms of our First Lien Credit Agreement permit voluntarily prepayment without premium or penalty. In connection with the closing of our IPO on June 24, 2019, we used the net proceeds from the offering to repay in full the $150.0 million outstanding second lien term loan plus $3.6 million accrued and unpaid interest and terminated the related agreement. In addition, using the remainder of the net proceeds, together with excess cash on hand, we prepaid a portion of the term loan outstanding under our First Lien Credit Agreement totaling $248.0 million plus accrued interest of $3.8 million. We elected to apply the prepayment against the remaining principal installments in the direct order of maturity. No further principal payment on this term loan will be due until its maturity in October 2025.
On July 23, 2019, we entered into an incremental agreement (the “Incremental Agreement”) to amend the First Lien Credit Agreement. The Incremental Agreement refinanced the term loan outstanding under the First Lien Credit Agreement with a replacement $475.2 million senior secured term loan credit facility (the “First Replacement Term Loan”) with an applicable margin of 3.50% or 3.25% for Eurodollar loans and 2.50% or 2.25% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings. The First Replacement Term Loan matured on October 22, 2025, which was the same maturity date as the prior term loan under our First Lien Credit Agreement.
On October 23, 2019, we prepaid $15.0 million of principal on the First Replacement Term Loan.
On January 24, 2020, we entered into a second Incremental Agreement (the “Second Incremental Agreement”) to further amend the First Lien Credit Agreement. The Second Incremental Agreement refinanced the First Replacement Term Loan with a replacement $460.0 million senior secured term loan credit facility (the “Second Replacement Term Loan”) with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, and made certain other corresponding technical changes and updates to the previously amended First Lien Credit Agreement. The Second Replacement Term Loan matures on October 22, 2025, which is the same maturity date as the First Replacement Term Loan.
On March 19, 2020, GOBP Holdings together with another of our wholly owned subsidiaries borrowed $90.0 million under the revolving credit facility, the proceeds of which are to be used as reserve funding for working capital needs as a precautionary measure in light of the economic uncertainty surrounding the current COVID-19 pandemic. See NOTE 14—Subsequent Events for additional information.

As of December 28, 2019, we expected to pay an additional $0.7 million related to dividends declared in our recapitalizations in 2018 and 2016 for stock options that will vest during fiscal 2020 and beyond, of which $0.3 million, $0.2 million, $0.1 million, and $0.1 million is expected to be paid in fiscal 2020, fiscal 2021, fiscal 2022, and fiscal 2023, respectively. Pursuant to our 2014 Plan, if we are unable to make those payments, we may instead elect to reduce the per share exercise price of each such option by an amount equal to the dividend amount in lieu of making the applicable dividend payment.
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
Based on our new store growth plans, we believe our existing cash and cash equivalents position, cash generated from our operations, and availability under our revolving credit facility will be adequate to finance our working capital requirements, planned capital expenditures and debt service over the next 12 months. If cash generated from our operations and borrowings under our credit facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders. Additionally, we may seek to take advantage of market opportunities to refinance our existing debt instruments with new debt instruments at interest rates, maturities and terms we deem attractive. We may also, from time to time, in our sole discretion, purchase or retire all or a portion of our existing debt instruments through privately negotiated or open market transactions, or otherwise.
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
As of December 28, 2019, we were not subject to the first lien secured leverage ratio testing requirement. Additionally, we were in compliance with all applicable covenant requirements as of December 28, 2019 for our First Lien Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net cash provided by operating activities	$132,835	$105,811	$84,703
Net cash used in investing activities	(108,019)	(73,550)	(77,820)
Net cash used in financing activities	(17,778)	(16,999)	(7,935)
Net increase in cash and cash equivalents	$7,038	$15,262	$(1,052)
Cash Provided by Operating Activities
Net cash provided by operating activities was $132.8 million, $105.8 million, and $84.7 million for fiscal 2019, fiscal 2018, and fiscal 2017, respectively. The improvements in net cash provided by operating activities for each fiscal year presented compared to prior fiscal years was primarily the result of increased net sales driven by new store growth and comparable store sales growth, partially offset by increased cost of sales and operating expenses, particularly commissions.
Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2019, fiscal 2018, and fiscal 2017 was primarily for capital expenditures and cash advances to IOs.
Net cash used in investing activities was $108.0 million for fiscal 2019 compared to $73.6 million for fiscal 2018. The $34.5 million increase was primarily related to capital expenditures for 34 new store openings and one relocation in fiscal 2019 compared to 26 new store openings in fiscal 2018.
Net cash used in investing activities was $73.6 million for fiscal 2018 compared to $77.8 million for fiscal 2017. The $4.3 million decrease was primarily related to capital expenditures for only 26 new store openings in fiscal 2018 compared to 29 new store openings in fiscal 2017.
Net cash used in investing activities for fiscal 2017 was $77.8 million, which was primarily the result of capital expenditures for 29 new stores and advances to IOs. Additional fiscal 2017 capital expenditures included investments in additional corporate office space, a new warehouse management system and upgraded point of sale technology.
We expect capital expenditures of between $110.0 million and $120.0 million, net of tenant improvement allowances, in fiscal year 2020.
Cash Used in Financing Activities
Net cash used in financing activities was $17.8 million for fiscal 2019 compared to $17.0 million for fiscal 2018. The $0.8 million increase was primarily due to debt and interest repayments and offering cost payments related to our IPO. In June 2019, using the net proceeds from our IPO and excess cash on hand, we repaid in full the $150.0 million outstanding second lien term loan plus $3.6 million of accrued interest, and prepaid a portion of our outstanding term loan under the First Lien Credit Agreement totaling $248.0 million plus $3.8 million of accrued interest.
Additionally, on October 23, 2019, we prepaid an additional $15.0 million of principal on our outstanding term loan under the First Lien Credit Agreement. These debt and interest payments were partially offset by proceeds of $407.7 million from our IPO, net of $27.1 million of underwriting discounts and commissions paid. We also incurred offering costs of $7.2 million related to our IPO.
Net cash used in financing activities was $17.0 million for fiscal 2018 compared to $7.9 million for fiscal 2017. The $9.1 million increase was primarily the result of the net cash used to pay bank fees and transaction expenses related to the refinancing of our Existing Credit Facilities in connection with the 2018 recapitalization.
Net cash used in financing activities for fiscal 2017 was $7.9 million, which was primarily the result of $5.3 million principal payments on term loans, $1.1 million payments of debt issuance costs, and $1.3 million payments of dividends related to our 2016 recapitalization.

Off-Balance Sheet Arrangements
As of December 28, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the below table.
Our contractual obligations and other commitments as of December 28, 2019 were as follows (in thousands):

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Lease obligations (1)	$1,249,282	$99,395	$199,467	$197,083	$753,337
Principal payments of long-term debt	460,434	246	—	—	460,188
Interest on long-term debt (2)	142,266	24,849	48,762	48,762	19,893
Purchase commitments (3)	29,131	10,361	18,770	—	—
Total	$1,881,113	$134,851	$266,999	$245,845	$1,233,418
______________________
(1)Represents the maturities of lease liabilities of our operating and finance leases as disclosed in NOTE 4—Leases to our Consolidated Financial Statements.
(2)Represents the expected cash payments for interest on our long-term debt based on the amounts outstanding as of the end of each period and the interest rates applicable on such debt as of December 28, 2019. As described in NOTE 14—Subsequent Events to our Consolidated Financial Statements, in January 2020 we refinanced the term loan outstanding under the First Lien Credit Agreement with a replacement $460.0 million senior secured term loan facility and reduced the applicable margin rates on our borrowings to 2.75% for Eurodollar loans and 1.75% for base rate loans. The maturity date of the replacement term loan remains the same as that of the previous term loan under the First Lien Credit Agreement.
(3)Represents a purchase commitment for fresh meat with our primary fresh meat vendor and a purchase commitment with our human capital management software provider.

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A summary of our significant accounting policies can be found in NOTE 1—Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements. The preparation of our consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. These judgments and estimates are based on historical and other factors believed to be reasonable under the circumstances.
Management evaluated the development and selection of our critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected results can potentially have a materially favorable or unfavorable impact on subsequent results of operations. Critical accounting estimates are applied in the following areas:
•Long-lived asset impairment;
•Leases;
•Share-based compensation; and
•Variable interest entities.
Long-lived asset impairment
We evaluate long-lived assets, including property and equipment and lease right-of-use assets, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For purposes of this evaluation, long-lived assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Our retail stores are evaluated for impairment at the store level. A long-lived asset or asset group may be impaired if its carrying value exceeds its estimated undiscounted future cash flows over its remaining useful life. Our estimate of future cash flows requires us to make assumptions and apply judgment, including forecasting future net sales and gross margin and estimating the useful lives of the assets. If a long-lived asset or asset group is determined to be impaired, we record an impairment loss for the amount by which the carrying value of the asset or asset group exceeds its fair value. The estimated fair value of the asset or asset group is based on the estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk.
Leases
We determine if a long-term contractual obligation is a lease at inception. The majority of our operating leases relate to retail stores. We also lease our corporate facilities and distribution centers. Most store leases have a 10-year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. We have evaluated the period in which we are reasonably certain to renew our leases, based upon our history and initial capital investment, and have concluded that our reasonably certain lease period approximates 15 years for new retail store leases. Some leases also include early termination options, which can be exercised under specific conditions. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We record our lease liabilities at the present value of the lease payments not yet paid, discounted at the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term. As our leases do not provide an implicit interest rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This information is dependent upon our credit rating, market information for credit spreads, and adjustments for the impact of collateral.
We recognize operating lease cost over the estimated term of the lease, which includes options to extend lease terms that are reasonably certain of being exercised, starting when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. When a lease contains a predetermined fixed escalation of the fixed rent, we recognize the related operating lease cost on a straight-line basis over the lease term. In addition, certain of our lease agreements include variable lease payments, such as increases based on a change in the consumer price index or fair market value. These variable lease payments are excluded from minimum lease payments and are included in the determination of net lease cost when it is probable that the expense has been incurred and the amount can be reasonably estimated. If an operating lease asset is impaired, the remaining operating lease asset will be amortized on a straight-line basis over the remaining lease term.

We did not elect the practical expedient to combine lease and non-lease components for each of our existing underlying asset classes. The only significant non-lease component represents common-area maintenance which was analyzed and concluded to be variable and paid at stand-alone (selling) prices based upon actual costs incurred.
We do not record a lease liability and corresponding right-of-use asset for leases with terms of 12 months or less.
Share-based compensation
Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line method over the requisite service period for awards expected to vest. We estimate the fair value of employee share-based payment awards subject to only a service condition on the date of grant using the Black-Scholes-Merton valuation model. The Black-Scholes-Merton model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock. We estimate the fair value of employee share-based payment awards subject to both a market condition and the occurrence of a performance condition on the date of grant using a Monte Carlo simulation approach implemented in a risk-neutral framework.
We recognize share-based award forfeitures as they occur rather than estimating by applying a forfeiture rate. We recognize compensation expense for awards expected to vest with only a service condition on a straight-line basis over the requisite service period, which is generally the award’s vesting period. Vesting of these awards is accelerated for certain employees in the event of a change in control. Compensation expense for employee share-based awards whose vesting is subject to the fulfillment of both a market condition and the occurrence of a performance condition is recognized on a graded-vesting basis at the time the achievement of the performance condition becomes probable.
Prior to our initial public offering in June 2019, as our common stock had never been publicly traded, the expected stock price volatility for the common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in our industry which are of similar size, complexity and stage of development. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The weighted-average expected term is determined with reference to historical exercise and post-vesting cancellation experience and the vesting period and contractual term of the awards.
Prior to our initial public offering in June 2019, as our common stock had never been previously publicly traded, the fair value of shares of common stock underlying the stock options had historically been determined by our board of directors, with input from management. Because prior to our initial public offering in June 2019 there was no public market for our common stock, the board of directors determined the fair value of common stock at the time of grant by considering a number of objective and subjective factors including quarterly independent third-party valuations of our common stock, operating and financial performance, the lack of liquidity of our capital stock and general and industry specific economic outlook, among other factors. The third-party valuation of our common stock used a combination of the discounted cash flow method under the income approach, the guideline public company method under the market approach and the guideline merged and acquired method under the market approach. The material assumptions used in the income approach method is the estimated future cash flows and the associated discount rate used to discount such cash flows. The material assumptions used in the market approach methods are estimated future revenue and EBITDA. While these material assumptions are subjective in nature, we have not deemed them complex.
Share-based awards expected to vest
We are required to make estimates and assumptions with regards to the number of share-based awards that we expect will ultimately vest, among other things.
With respect to performance-based stock option awards that we grant to certain executive officers and senior management, we estimate the number of shares expected to vest based primarily on our most current reported financial results. Because past or current financial trends may not be indicative of future financial performance, our estimate of the number of shares expected to vest may differ materially from the number of shares that actually vest. The maximum number of potential performance-based shares available to vest as of December 28, 2019 totaled 5.8 million, none of which were deemed probable of vesting as of December 28, 2019 because the requisite performance conditions had not been met, and accordingly, we have not recognized any compensation expense related to these awards. Total unrecognized compensation expense for the 5.8 million outstanding performance shares was $26.2 million as of December 28, 2019, which we would be required to recognize if all of the potential performance-based stock option awards were to vest. See NOTE 7—Share-based Awards to our Consolidated Financial Statements for further discussion related to awards outstanding and expected to vest.

On February 3, 2020, in conjunction with a secondary offering, certain performance criteria were achieved resulting in the vesting of 4.1 million of the above noted performance-based shares. In the first fiscal quarter of 2020, we expect to recognize the additional share-based compensation expense of approximately $18.5 million associated with the vesting of the 4.1 million performance-based shares. See NOTE 14—Subsequent Events to our Consolidated Financial Statements for additional information.
Variable interest entities
We assess at each reporting period whether or not we are considered the primary beneficiary of a variable interest entity (“VIE”) and therefore required to consolidate the financial results of the VIE in our consolidated financial statements. Determining whether to consolidate a VIE may require judgment in assessing (i) whether an entity is a VIE, and (ii) if a reporting entity is a VIE’s primary beneficiary. A reporting entity is determined to be a VIE’s primary beneficiary if it has the power to direct the activities that most significantly impact a VIE’s economic performance and the obligation to absorb losses or rights to receive benefits that could potentially be significant to a VIE.
We had 342, 308, and 283 stores operated by independent operators as of December 28, 2019, December 29, 2018, and December 30, 2017, respectively. We have Operator Agreements in place with each IO. The IO orders its merchandise exclusively from us which is provided to the independent operator on consignment. Under the Operator Agreement, the IO may select a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to IO’s knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. IOs are required to furnish initial working capital and to acquire certain store and safety assets. The IO is required to hire, train, and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. The IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies, and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days’ notice.
As consignor of all merchandise to each IO, the aggregate sales proceeds from merchandise sales belongs to us. Sales related to independent operator stores were $2.5 billion, $2.2 billion, and $2.0 billion for fiscal 2019, fiscal 2018, and fiscal 2017, respectively. We, in turn, pay IOs a commission based on a share of the gross profit of the store. Inventories and related sales proceeds are our property, and we are responsible for store rent and related occupancy costs. Independent operator commissions are expensed and included in selling, general and administrative expenses. Independent operator commissions were $382.8 million, $340.0 million and $306.6 million for fiscal 2019, fiscal 2018, and fiscal 2017. Independent operator commissions of $6.1 million and $3.9 million were included in accrued expenses as of December 28, 2019 and December 29, 2018, respectively.
IOs may fund their initial store investment from existing capital, a third-party loan or most commonly through a loan from us. To ensure IO performance, the Operator Agreements grant us the security interests in the assets owned by the IO. The total investment at risk associated with each IO is not sufficient to permit each IO to finance its activities without additional subordinated financial support and, as a result, the IO are VIEs which we have variable interests in. To determine if we are the primary beneficiary of these VIEs, we evaluate whether we have (i) the power to direct the activities that most significantly impact the IO’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the IO that could potentially be significant to the IO. Our evaluation includes identification of significant activities and an assessment of its ability to direct those activities.
Activities that most significantly impact the IO economic performance relate to sales and labor. Sales activities that significantly impact the IO’s economic performance include determining what merchandise the IO will order and sell and the price of such merchandise, both of which the IO controls. The IO is also responsible for all of their own labor. Labor activities that significantly impact the IO’s economic performance include hiring, training, supervising, directing, compensating (including wages, salaries and employee benefits) and terminating all of the employees of the IO, activities which the IO controls. Accordingly, the IO has the power to direct the activities that most significantly impact the IO’s economic performance. Furthermore, the mutual termination rights associated with the Operator Agreements do not give us power over the independent operator.
Our maximum exposure to the IOs is generally limited to the gross receivable due from these entities, which was $37.7 million and $27.8 million as of December 28, 2019 and December 29, 2018, respectively. Additional information can be found in NOTE 2— Independent Operator Notes and Accounts Receivable to our Consolidated Financial Statements.

Recent Accounting Pronouncements
Refer to NOTE 1—Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our credit facilities, which carry variable interest rates. As of December 28, 2019, our credit facility included a term loan and a revolving credit facility under the First Lien Credit Agreement which provided for revolving loans of up to $100.0 million, with a sub-commitment for issuance of letters of credit of $35.0 million and a sub-commitment for $20.0 million of swingline loans. Because our credit facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of December 28, 2019, we had a $460.2 million variable rate term loan (the First Replacement Term Loan) outstanding under our First Lien Credit Agreement and no outstanding variable rate debt under our revolving credit facility under out First Lien Credit Agreement. Based on our December 28, 2019 credit facility balance, a hypothetical 1% increase or decrease in the effective interest rate would cause an increase or decrease in interest cost of approximately $4.6 million over the next 12 months.
We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We cannot be assured that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GROCERY OUTLET HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Grocery Outlet Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Grocery Outlet Holding Corp. and subsidiaries (the "Company") as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, and the related notes and Schedule I listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for Leases effective December 30, 2018 due to the adoption of FASB ASC Topic 842, Leases (“ASC 842”), using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 25, 2020
We have served as the Company’s auditor since 2007.

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$28,101	$21,063
Independent operator receivables and current portion of independent operator notes, net of allowance $1,283 and $1,141	7,003	5,056
Other accounts receivable, net of allowance $19 and $24	2,849	2,069
Merchandise inventories	219,420	198,304
Prepaid rent, related party	—	512
Prepaid expenses and other current assets	13,453	13,368
Total current assets	270,826	240,372
Independent operator notes, net of allowance $9,088 and $7,926	20,331	13,646
Property and equipment, net	356,614	304,032
Operating lease right-of-use assets	734,327	—
Intangible assets, net	47,792	68,824
Goodwill	747,943	747,943
Other assets	7,696	2,045
Total assets	$2,185,529	$1,376,862
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$119,217	$98,123
Accrued expenses	31,363	31,194
Accrued compensation	14,915	10,795
Current portion of long-term debt	246	7,349
Current lease liabilities	38,245	—
Income and other taxes payable	4,641	3,463
Total current liabilities	208,627	150,924
Long-term liabilities:
Long-term debt, net	447,743	850,019
Deferred income taxes	16,020	15,135
Long-term lease liabilities	767,755	—
Deferred rent	—	60,833
Total liabilities	1,440,145	1,076,911
Commitments and contingencies (NOTE 11)
Stockholders’ equity:
Voting common stock, par value $0.001, 500,000,000 and 107,536,215 shares authorized, respectively; 89,005,062 and 67,435,288 shares issued and outstanding, respectively	89	67
Nonvoting common stock, par value $0.001, 0 and 17,463,785 shares authorized, respectively; 0 and 1,038,413 shares issued and outstanding, respectively	—	1
Series A Preferred stock, par value $0.001, 50,000,000 and 1 share authorized, respectively; 0 and 1 share issued and outstanding, respectively	—	—
Additional paid-in capital	717,282	287,457
Retained earnings	28,013	12,426
Total stockholders’ equity	745,384	299,951
Total liabilities and stockholders’ equity	$2,185,529	$1,376,862
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$2,559,617	$2,287,660	$2,075,465
Cost of sales	1,772,515	1,592,263	1,443,582
Gross profit	787,102	695,397	631,883
Operating expenses:
Selling, general and administrative	639,437	557,100	510,136
Depreciation and amortization	47,883	45,421	43,152
Share-based compensation	31,439	10,409	1,659
Total operating expenses	718,759	612,930	554,947
Income from operations	68,343	82,467	76,936
Other expense:
Interest expense, net	45,927	55,362	49,698
Debt extinguishment and modification costs	5,634	5,253	1,466
Total other expense	51,561	60,615	51,164
Income before income taxes	16,782	21,852	25,772
Income tax expense	1,363	5,984	5,171
Net income and comprehensive income	$15,419	$15,868	$20,601
Basic earnings per share (1)	$0.20	$0.24	$0.30
Diluted earnings per share (1)	$0.19	$0.23	$0.30
Weighted average shares outstanding:
Basic (1)	79,044	68,473	68,232
Diluted (1)	81,863	68,546	68,332
(1)On June 6, 2019, we effected a 1.403 for 1 forward stock split. All share amounts and per share disclosures for all periods presented have been adjusted retroactively for the impact of this forward stock split.
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Voting Common		Nonvoting Common		Preferred		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	67,381,104	$67	1,060,277	$1	1	$—	$403,109	$3,175	$406,352
Issuance of shares			2,272	—					—
Repurchase of shares			(24,136)	—			(172)		(172)
Share-based compensation expense							1,659		1,659
Dividends paid							(1,307)		(1,307)
Net income and comprehensive income								20,601	20,601
Balance at December 30, 2017	67,381,104	$67	1,038,413	$1	1	$—	$403,289	$23,776	$427,133
Cumulative effect of accounting change								133	133
Issuance of shares	54,184	—	2,946	—			29		29
Repurchase of shares			(2,946)	—			(34)		(34)
Share-based compensation expense							10,409		10,409
Dividends paid							(126,236)	(27,351)	(153,587)
Net income and comprehensive income								15,868	15,868
Balance at December 29, 2018	67,435,288	$67	1,038,413	$1	1	$—	$287,457	$12,426	$299,951
Cumulative effect of accounting change								168	168
Issuance of common shares upon initial public offering, net of underwriting discounts	19,765,625	20					407,646		407,666
Other direct initial public offering costs							(7,245)		(7,245)
Conversion of nonvoting to voting common shares	1,068,413	1	(1,068,413)	(1)					—
Redemption of preferred shares					(1)	—			—
Exercise and vest of share-based awards	735,736	1	30,000				4,443		4,444
Tax withholdings paid on behalf of employees related to net settlement of share-based awards							(2,813)		(2,813)
Share-based compensation expense							31,439		31,439
Dividends paid							(3,645)		(3,645)
Net income and comprehensive income								15,419	15,419
Balance at December 28, 2019	89,005,062	$89	—	$—	—	$—	$717,282	$28,013	$745,384
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net income	$15,419	$15,868	$20,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	42,906	37,052	31,812
Amortization of intangible and other assets	7,237	10,005	11,344
Amortization of debt issuance costs and bond discounts	2,542	4,108	4,442
Debt extinguishment and modification costs	5,634	5,253	1,466
Share-based compensation	31,439	10,409	1,659
Provision for accounts receivable	2,575	749	3,004
Deferred income taxes	872	5,831	4,745
Other	1,955	1,306	549
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(3,649)	(642)	(2,595)
Merchandise inventories	(21,115)	(15,292)	(18,202)
Prepaid expenses and other current assets	498	(1,543)	(1,346)
Income and other taxes payable	1,191	159	881
Trade accounts payable, accrued compensation and other accrued expenses	22,599	16,315	13,191
Deferred rent	—	16,233	13,152
Changes in operating lease assets and liabilities, net	22,732	—	—
Net cash provided by operating activities	132,835	105,811	84,703
Cash flows from investing activities:
Cash advances to independent operators	(12,811)	(10,456)	(8,471)
Repayments of cash advances from independent operators	4,473	3,749	3,511
Purchase of property and equipment	(97,194)	(64,762)	(71,066)
Proceeds from sales of assets	586	1,092	1,262
Intangible assets and licenses	(3,073)	(3,173)	(3,056)
Net cash used in investing activities	(108,019)	(73,550)	(77,820)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	407,666	—	—
Proceeds from exercise of share-based compensation awards	4,444	29	—
Proceeds from loans	—	871,688	—
Payments related to net settlement of share-based compensation awards	(2,813)	(34)	(172)
Other direct costs paid related to the initial public offering	(7,062)	—	—
Principal payments on term loans	(414,813)	(725,010)	(5,317)
Principal payments on other borrowings	(865)	(94)	(89)
Dividends paid	(3,645)	(153,587)	(1,307)
Debt issuance costs paid	(690)	(9,991)	(1,050)
Net cash used in financing activities	(17,778)	(16,999)	(7,935)
Net increase (decrease) in cash and cash equivalents	7,038	15,262	(1,052)
Cash and cash equivalents at beginning of period	21,063	5,801	6,853
Cash and cash equivalents at end of period	$28,101	$21,063	$5,801
Supplemental disclosure of cash flow information:
Cash paid for interest	$49,372	$47,305	$45,836
Income taxes paid (refunded) in cash	$(65)	$289	$(66)
Property and equipment accrued at end of period	$10,498	$7,851	$6,883
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Consolidated Financial Statements
NOTE 1—Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, “Grocery Outlet,” “we,” or the “Company”) is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of December 28, 2019, we had 347 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
Grocery Outlet Holding Corp. (the “Parent Company”) owns 100% of Globe Intermediate Corp. (“Intermediate”), which owns 100% of GOBP Holdings, Inc. (“GOBP Holdings”), which owns 100% of GOBP Midco, Inc. (“Midco”), which owns 100% of Grocery Outlet Inc. (“GOI”).
Initial Public Offering — In June 2019, we completed an initial public offering (“IPO”) of 19,765,625 shares of our common stock at a public offering price of $22.00 per share for net proceeds of $407.7 million, after deducting underwriting discounts and commissions of $27.1 million. We also incurred offering costs payable by us of $7.2 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.
On October 8 2019, certain of our selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs payable by us of $1.1 million which are included in selling, general and administrative expenses (“SG&A“) for fiscal 2019. We received $3.2 million in cash (excluding withholding taxes) in connection with the exercise of 451,470 options by certain stockholders participating in this secondary public offering.
On February 3, 2020, certain of our selling stockholders completed another secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs payable by us of $1.1 million. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering. See NOTE 14—Subsequent Events for additional information.
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
On June 24, 2019, we used the net proceeds from the IPO to repay $150.0 million in principal on the outstanding term loan under our second lien credit agreement, dated as of October 22, 2018 (as amended, the “Second Lien Credit Agreement”), as well as accrued and unpaid interest as of that date of $3.6 million, and terminated the Second Lien Credit Agreement. In addition, using the remainder of net proceeds, together with excess cash on hand, we prepaid a portion of our outstanding senior secured term loan under our First Lien Credit Agreement (as defined below) totaling $248.0 million plus accrued interest of $3.8 million. On October 23, 2019, we prepaid an additional $15.0 million of principal on the senior secured term loan under the First Lien Credit Agreement.
Forward Stock Split — On June 6, 2019, we effected a 1.403 for 1 forward stock split. All share amounts and per share disclosures for all periods presented have been adjusted retroactively for the impact of this forward stock split.
Fiscal Year — We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 all contained 52 weeks.
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our consolidated financial statements include the accounts of Grocery Outlet Holding Corp. and its wholly owned subsidiaries. All intercompany balances and transactions were eliminated. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Certain prior period amounts in the consolidated statements of cash flows have been reclassified to conform to the current period presentation.

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
Cash and Cash Equivalents — We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. All cash equivalents are unrestricted and available for immediate use.
Allowance for Independent Operator (“IO”) Receivables and Notes and Other Accounts Receivable — We maintain allowances and accruals for estimated losses of amounts advanced to independent operators and other third parties determined to be uncollectible. See NOTE 2—Independent Operator Notes and Receivables for additional information.
Concentrations of Credit Risk — Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts and notes receivable. Although we deposit our cash with creditworthy financial institutions, our deposits typically exceed federally insured limits. To date, we have not experienced any losses on our cash deposits. No single customer or independent operator represented more than 10% of net sales for the years ended December 28, 2019, December 29, 2018 and December 30, 2017. No single customer or independent operator represented more than 10% of accounts receivable or notes receivable as of December 28, 2019 and December 29, 2018.
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
Property and Equipment — Property and equipment is stated at cost less accumulated depreciation and includes expenditures for significant improvements to leased premises. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to 15 years. Amortization of leasehold improvements is calculated based on the shorter of their estimated useful life or the remaining terms of the lease. Remaining lease terms currently range from one to 19 years.
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, we assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, primarily at an individual store level. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, we record an impairment loss for the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value of the asset or asset group is based on the estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. We recorded impairment charges of $0.5 million and $0.6 million during the fiscal years ended December 28, 2019 and December 29, 2018, respectively. There were no impairment charges recorded during the fiscal year ended December 30, 2017. See NOTE 3—Property and Equipment for additional information.
Leases — We adopted Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), and all subsequent amendments, effective December 30, 2018 using the modified retrospective approach under which we recorded the cumulative effect of transition as of the effective date and did not restate comparative periods. Under this transition method we determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current lease liabilities, and long-term lease liabilities on the consolidated balance sheets. Finance leases are included in other assets, current lease liabilities, and long-term lease liabilities on our consolidated balance sheets.
Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease over the same term. Right-of-use assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, reduced by landlord incentives. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms and payments based on the information available at the commencement date to determine the present value of our lease payments. The right-of-use assets also exclude lease incentives.

Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Amortization of finance lease right-of-use assets, interest expense on finance lease liabilities and operating and financing cash flows for finance leases are immaterial.
We have lease agreements with retail facilities for store locations, distribution centers, office space and equipment with lease and non-lease components, which are accounted for separately. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The short-term lease expense is reflective of the short-term lease commitments on a go-forward basis. We sublease certain real estate to unrelated third parties under non-cancelable leases and the sublease portfolio consists of operating leases for retail stores.
Goodwill and Other Intangible Assets — We have both goodwill and intangible assets recorded on our consolidated balance sheets.
Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized, but rather is subject to an annual impairment evaluation which is performed during our fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. Our impairment evaluation of goodwill consists of an initial qualitative assessment of our reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation, based on discounted cash flows, is performed which requires us to estimate future cash flows, growth rates and economic and market conditions. If the quantitative evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. Measurement of such an impairment loss would be based on the excess of the carrying amount over fair value. There were no goodwill impairment charges recorded during the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017. There were no changes in the carrying amount of goodwill for the fiscal years ended December 28, 2019 and December 29, 2018.
Intangible assets include trademarks, computer software and customer lists. Trademarks represent the value of all our trademarks and trade names in the marketplace. We are amortizing the value assigned to the trade names on a straight-line basis over 15 years. Computer software includes both acquired software and eligible costs to develop internal-use software that are incurred during the application development stage. These assets are amortized over their estimated useful lives of three years. Customer lists are amortized over their estimated useful lives of five years. We review our intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of the intangible assets are not recoverable, the impairment is measured as the amount by which the carrying value of the intangible asset exceeds its fair value. There were no impairments of intangible assets recognized during the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017.
Fair Value Measurements — Fair value is defined as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of financial instruments is categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions when pricing the financial instruments. For example, cash flow modeling inputs based on management's assumptions.
The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value framework requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
There were no assets or liabilities measured at fair value on a recurring or nonrecurring basis as of December 28, 2019 or December 29, 2018. There were no transfers of assets or liabilities between levels within the fair value hierarchy as of December 28, 2019 or December 29, 2018.
Our financial assets and liabilities are carried at cost, which approximates their fair value, as described below:
Cash and cash equivalents, IO receivables, other accounts receivable and accounts payable — The carrying value of such financial instruments approximates their fair value due to factors such as their short-term nature or their variable interest rates.

Independent operator notes receivable (net) — The carrying value of such financial instruments approximates their fair value.
Notes payable and term loans — The carrying value of such financial instruments approximates their fair value since the stated interest rates approximates market rates for loans with similar terms for borrowers with similar credit profiles. However, in accordance with Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, the fair values of our term loans as of December 28, 2019 and December 29, 2018 are set forth below.
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the consolidated balance sheets (in thousands):

	December 28, 2019		December 29, 2018
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Term loans (Level 2)	$458,682	$466,515	$871,772	$852,577
_______________________
(1)The carrying amounts as of December 28, 2019 and December 29, 2018 are net of unamortized debt discounts of $1.5 million and $3.2 million, respectively.
(2)The estimated fair value of our term loans was determined based on the average quoted bid-ask prices for the term loans in an over-the-counter market on the last trading day of fiscal 2019 and 2018.
Revenue Recognition
Net Sales — We recognize revenue from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Our performance obligations are satisfied upon the transfer of goods to the customer, at the point of sale, and payment from customers is also due at the time of sale. Discounts provided to customers by us are recognized at the time of sale as a reduction in sales as the products are sold. Discounts provided by independent operators are not recognized as a reduction in sales as these are provided solely by the independent operator who bears the incremental costs arising from the discount. We do not accept manufacturer coupons.
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any performance obligations, or any material costs to obtain or fulfill a contract as of December 28, 2019 and December 29, 2018.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards (“breakage”) under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $2.0 million as of December 28, 2019 and $1.7 million as of December 29, 2018. Breakage amounts were less than $0.1 million for each of the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017.
Disaggregated Revenues — The following table presents sales revenue by type of product for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017 (in thousands):

	December 28, 2019	December 29, 2018	December 30, 2017
Perishable (1)	$868,109	$768,373	$694,696
Non-perishable (2)	1,691,508	1,519,287	1,380,769
Total sales	$2,559,617	$2,287,660	$2,075,465
_______________________
(1)Perishable departments include dairy and deli; produce and floral; and fresh meat and seafood.
(2)Non-perishable departments include grocery; general merchandise; health and beauty care; frozen foods; and beer and wine.
Cost of Sales — Cost of sales includes, among other things, merchandise costs, inventory markdowns, shrink and transportation, distribution and warehousing costs, including depreciation.
Marketing and Advertising Expenses — Costs for store promotions, newspaper, television, radio and other media advertising are expensed at the time the promotion or advertising takes place. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income and amounted to approximately $26.2 million, $21.2 million and $20.8 million, respectively, in the years ended December 28, 2019, December 29, 2018 and December 30, 2017.

Share-based Awards — We estimate the fair value of stock option awards subject to only a service condition on the date of grant using the Black-Scholes-Merton valuation model. The Black-Scholes-Merton model requires the use of certain input assumptions. Because we completed our IPO during the current fiscal year, we have limited historical exercise data from which to derive such input assumptions, including an option's expected term and the price volatility of the underlying stock. Consequently, we determine the expected term using an accepted, simplified formula which derives an expected term by taking the sum of the contractual term and adding the length of the vesting period and dividing by two. We estimate stock price volatility for our common stock by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in our industry which are of similar size, complexity and stage of development. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant.
We estimate the fair value of share-based payment awards subject to both a market condition and a performance condition on the date of grant using a Monte Carlo simulation approach implemented in a risk-neutral framework.
We estimate the fair value of restricted stock units based upon the closing price of our common stock as reported on the date of grant.
We recognize compensation expense for share-based payment awards with only a service condition on a straight-line basis over the requisite service period, which is generally the award’s vesting period. Vesting of these awards is accelerated for certain employees in the event of a change in control. Compensation expense for share-based payment awards subject to vesting based upon the achievement of a performance condition is recognized on a graded-vesting basis at the time the achievement of the performance condition becomes probable.
We recognize share-based award forfeitures as they occur rather than estimating by applying a forfeiture rate.
While we recognize share-based compensation expense over the performance period and/or requisite service period based on the fair market value of the award as of the grant date, we will not know the actual amount of tax benefit an award will generate until such award is exercised (or vested for RSUs). Until such award is exercised (or vested for RSUs) we assume that the amount ultimately recognized for tax purposes is the same amount we are currently recognizing in our operating results, that is for “book” purposes. Consequently, our deferred tax asset related to share-based compensation expense, which totaled $6.3 million as of December 28, 2019, is based on each qualifying award’s grant date fair value rather than the award’s to-be-determined exercise date intrinsic value (or vesting date fair value). For our fiscal year ended December 28, 2019, the difference between the grant date fair value and the exercise or vest date intrinsic value totaled $17.0 million. If the share price for our common stock were to depreciate for a sustained period of time, we could be required to recognize a tax benefit shortfall. Such shortfalls could have a material effect on our cash flows and financial results. See NOTE 7—Share-based Awards and NOTE 9—Income Taxes for additional information.
Income Taxes — Income taxes are accounted for using an asset and liability approach that requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events are considered, other than changes in the tax law. A valuation allowance is established, when necessary, to reduce net deferred income tax assets to the amount expected to be realized. We have not recorded any valuation allowances against our deferred income tax balances for the fiscal years ended December 28, 2019 and December 29, 2018. Significant items comprising our future tax benefits and liabilities (deferred tax assets and liabilities) include net operating losses, depreciation and amortization, goodwill, intangible assets, lease liability obligations and right-of-use assets.
We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We record uncertain tax positions in accordance with ASC Topic 740, Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
Variable Interest Entities — We assess at each reporting period whether or not we are considered the primary beneficiary of a variable interest entity (“VIE”) and therefore required to consolidate the financial results of the VIE in our consolidated financial statements. Determining whether to consolidate a VIE may require judgment in assessing (i) whether an entity is a VIE, and (ii) if a reporting entity is a VIE’s primary beneficiary. A reporting entity is determined to be a VIE’s primary beneficiary if it has the power to direct the activities that most significantly impact a VIE’s economic performance and the obligation to absorb losses or rights to receive benefits that could potentially be significant to a VIE.

We had 342, 308 and 283 stores operated by independent operators as of December 28, 2019, December 29, 2018 and December 30, 2017, respectively. We have agreements in place with each independent operator. The independent operator orders its merchandise exclusively from us which is provided to the independent operator on consignment. Under the independent operator agreement, the independent operator may select a majority of merchandise that we consign to the independent operator, which the independent operator chooses from our merchandise order guide according to the independent operator’s knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The independent operator agreement gives the independent operator discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. Independent operators are required to furnish initial working capital and to acquire certain store and safety assets. The independent operator is required to hire, train and employ a properly trained workforce sufficient in number to enable the independent operator to fulfill its obligations under the independent operator agreement. The independent operator is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the independent operator agreement without cause upon 75 days’ notice.
As consignor of all merchandise to each independent operator, the aggregate net sales proceeds from merchandise sales belongs to us. Sales related to independent operator stores were $2.5 billion, $2.2 billion, and $2.0 billion for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. We, in turn, pay independent operators a commission based on a share of the gross profit of the store. Inventories and related sales proceeds are our property, and we are responsible for store rent and related occupancy costs. Independent operator commissions were expensed and included in selling, general and administrative expenses. Independent operator commissions were $382.8 million, $340.0 million, and $306.6 million for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. Independent operator commissions of $6.1 million and $3.9 million were included in accrued expenses as of December 28, 2019 and December 29, 2018, respectively.
Independent operators may fund their initial store investment from existing capital, a third-party loan or most commonly through a loan from us, as further discussed in NOTE 2—Independent Operator Notes and Receivables. To ensure independent operators performance, the operator agreements grant us the security interests in the assets owned by the independent operators. The total investment at risk associated with each store's independent operators is not sufficient to permit the independent operators to finance their activities without additional subordinated financial support and, as a result, the independent operators are VIEs which we have variable interests in. To determine whether or not we are the primary beneficiary of these VIEs, we evaluate whether we have (i) the power to direct the activities that most significantly impact the independent operators' economic performance and (ii) whether we have the obligation to absorb losses or the right to receive benefits of the independent operators that could potentially be significant to the independent operators. Our evaluation includes identification of significant independent operators' activities and an assessment of their ability to direct those activities.
Activities that most significantly impact the independent operators' economic performance relate to sales and labor. Sales activities that significantly impact the independent operators’ economic performance include determining what merchandise the independent operators will order and sell and the price of such merchandise, both of which the independent operators controls. The independent operators are also responsible for all of their own labor. Labor activities that significantly impact the independent operators' economic performance include hiring, training, supervising, directing, compensating (including wages, salaries and employee benefits) and terminating all of their employees, activities which the independent operators controls. Accordingly, the independent operators have the power to direct the activities that most significantly impact their economic performance. Furthermore, the mutual termination rights associated with the operator agreements do not give us power over the independent operators.
Our maximum exposure to the independent operators is generally limited to the gross operator notes and receivables due from these entities, which was $37.7 million and $27.8 million as of December 28, 2019 and December 29, 2018, respectively. See NOTE 2—Independent Notes and Operator Receivables for additional information.
Net Income Per Share — Basic net income per share is calculated using net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the dilutive effects of stock options and restricted stock units outstanding during the period, to the extent such securities would not be anti-dilutive, and is determined using the treasury stock method.

Recently Adopted Accounting Standards
We adopted ASU No. 2016-02, Leases (Topic 842), (“ASC 842”) on December 30, 2018, using a modified retrospective approach. The modified retrospective approach provides a method for recording existing leases in accordance with ASC 842 at adoption with the comparative reporting periods being presented in accordance with ASU 2018-11, Leases (Topic 840), (“ASC 840”). We elected a number of the practical expedients permitted under the transition guidance within the new standard. This included the election to apply the practical expedient package upon transition, which comprised the following:
• We did not reassess whether expired or existing contracts are or contain a lease;
• We did not reassess the classification of existing leases; and
• We did not reassess the accounting treatment for initial direct costs.
In addition, we elected the practical expedient related to short-term leases, which allows us to not recognize a right-of-use asset and lease liability for leases with an initial expected term of 12 months or less.
We did not elect the practical expedient to combine lease and non-lease components for each of our existing underlying asset classes and will account for fixed-payment lease components such as rent, and for gross leases, fixed real estate taxes and fixed insurance costs, separately from the variable non-lease components such as common-area maintenance costs.
Adoption of the new standard resulted in the recognition of additional lease assets of $664.9 million and lease liabilities of $709.0 million on the consolidated balance sheets as of December 30, 2018, which includes the reclassification of amounts presented in comparative periods as deferred rent of $60.8 million as a reduction to the right-of-use assets and leasehold interests of $17.7 million as an addition to right-of-use assets. The adoption of the new standard resulted in a $0.2 million cumulative-effect adjustment to the opening balance of retained earnings. The standard did not materially impact the consolidated statement of operations and other comprehensive income or the consolidated statement of cash flows. See NOTE 4—Leases for additional information.
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13, which was further updated and clarified by the FASB through issuance of additional related ASUs, amends the guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime based on relevant information about past events, current conditions, and supportable forecasts impacting the financial assets ultimate collectability. This “expected loss” model will likely result in earlier recognition of credit losses than the current “as incurred” model, under which losses are recognized only upon an occurrence of an event that gives rise to the incurrence of a probable loss. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be adopted on a modified retrospective basis. We will adopt ASU 2016-13 beginning in the first quarter of fiscal 2020 and are currently evaluating the impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2019. We will adopt ASU 2018-15 beginning in the first quarter of fiscal 2020. We do not expect the adoption of ASU 2018-15 to have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies accounting guidance for certain tax matters including franchise taxes, certain transactions that result in a step-up in tax basis of goodwill, and enacted changes in tax laws in interim periods. In addition, it eliminates a company’s need to evaluate certain exceptions relating to the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We will adopt ASU 2019-12 beginning in the first quarter of fiscal 2021 and are currently evaluating the impact on our consolidated financial statements.

NOTE 2—Independent Operator Notes and Receivables
The amounts included in independent operator notes and accounts receivable consist primarily of funds we loaned to independent operators, net of estimated uncollectible amounts.
Independent operator notes are payable on demand and, where applicable, typically bear interest at a rate of 9.95%. Independent operator notes and receivables are also subjected to estimations of collectability based on an evaluation of overall credit quality, the estimated value of the underlying collateral and historical collections experience, including the fact that, typically, IOs pay third-party operations-related payables prior to paying down their note with us. While estimates are required in making this determination, we believe the independent operator notes and receivables balances, net of allowances, represent what we expect to collect from IOs.
Amounts due from IOs and the related allowances and accruals for estimated losses as of December 28, 2019 and December 29, 2018 consisted of the following (in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
December 28, 2019
Independent operator notes	$31,952	$(678)	$(9,088)	$22,186	$1,855	$20,331
Independent operator receivables	5,753	(605)	—	5,148	5,148	—
Total	$37,705	$(1,283)	$(9,088)	$27,334	$7,003	$20,331

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
December 29, 2018
Independent operator notes	$23,450	$(577)	$(7,926)	$14,947	$1,301	$13,646
Independent operator receivables	4,319	(564)	—	3,755	3,755	—
Total	$27,769	$(1,141)	$(7,926)	$18,702	$5,056	$13,646

A summary of activity in the independent operator notes and receivables allowance is as follows (in thousands):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Balance at beginning of year	$9,067	$9,031	$6,046
Provision for independent operator notes and receivables	2,741	1,029	3,259
Write-off of provision for independent operator notes and receivables	(1,437)	(993)	(274)
Balance at end of year	$10,371	$9,067	$9,031

NOTE 3—Property and Equipment
Property and equipment as of December 28, 2019 and December 29, 2018 consisted of the following (in thousands):

	Property and Equipment, At Cost	Accumulated Depreciation and Amortization	Property and Equipment, Net
December 28, 2019
Leasehold improvements	$225,496	$(53,733)	$171,763
Fixtures and equipment	274,523	(105,886)	168,637
Lease acquisition costs	383	(269)	114
Construction in progress	16,100	—	16,100
Totals	$516,502	$(159,888)	$356,614
December 29, 2018
Leasehold improvements	$190,158	$(39,509)	$150,649
Fixtures and equipment	220,337	(78,996)	141,341
Lease acquisition costs	433	(251)	182
Construction in progress	11,860	—	11,860
Totals	$422,788	$(118,756)	$304,032
Construction in progress is primarily composed of leasehold improvements and fixtures and equipment related to new or remodeled stores where construction had not been completed at year-end.
Long-lived assets were evaluated for potential impairment by measuring their fair value on a nonrecurring basis. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs, and real estate taxes) and discounting them using a risk-adjusted rate. We estimate future cash flows based on our experience and knowledge of the market in which each store is located. We recorded impairment charges of $0.5 million and $0.6 million during fiscal 2019 and fiscal 2018, respectively. There were no adjustments to the carrying value of long-lived assets due to impairment charges during 2017.
Depreciation expense on property and equipment for fiscal 2019, 2018 and 2017 was as follows (in thousands):

	Fiscal Year Ended
Consolidated Statements of Operations and Comprehensive Income Location	December 28, 2019	December 29, 2018	December 30, 2017
Cost of sales	$1,210	$1,265	$—
Selling, general and administrative expenses	41,696	35,787	31,812
Total depreciation expense on property and equipment	$42,906	$37,052	$31,812

NOTE 4—Leases
We generally lease retail facilities for store locations, distribution centers, office space and equipment and account for these leases as operating leases. We account for one retail store lease and certain equipment leases as finance leases. Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these short-term leases is recognized on a straight-line basis over the lease term.
Leases for 15 of our store locations and one warehouse location are controlled by related parties. As of December 28, 2019, the right-of-use asset and lease liability related to these properties was $42.5 million and $46.7 million, respectively. As of December 28, 2019, we had executed leases for 34 store locations that we had not yet taken possession of with total undiscounted future lease payments of $209.6 million over approximately 15 years.
Our lease terms may include options to extend the lease when we are reasonably certain that we will exercise such options. Based upon our initial investment in store leasehold improvements, we utilize an initial, reasonably-certain lease life of 15 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 15 years or more. Our leases do not include any material residual value guarantees or material restrictive covenants. We also have non-cancelable subleases with unrelated third parties with future minimum rental receipts as of December 28, 2019 totaling $4.9 million ending in various years through 2028, and as of December 29, 2018 totaling $3.6 million ending in various years through 2023, which have not been deducted from the future minimum payments.
ASC 842 Disclosures
The balance sheet classification of our right-of-use lease assets and lease liabilities as of December 28, 2019 was as follows (in thousands):

Leases	Classification
Assets:
Operating lease assets	Operating right-of-use assets	$734,327
Finance lease assets	Other assets	5,904
Total lease assets		$740,231
Liabilities:
Current
Operating	Current lease liabilities	$37,923
Finance	Current lease liabilities	322
Noncurrent
Operating	Long-term lease liabilities	762,105
Finance	Long-term lease liabilities	5,651
Total lease liabilities		$806,001
The components of lease expense for the fiscal year ended December 28, 2019 were as follows (in thousands):

Lease Cost	Classification
Operating lease cost	Selling, general and administrative expenses	$99,237
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	817
Interest on leased liabilities	Interest expense, net	263
Sublease income	Other income	(1,248)
Net lease cost		$99,069
Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the fiscal year ended December 28, 2019.

Maturities of lease liabilities as of December 28, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Fiscal 2020	$98,289	$1,106	$99,395
Fiscal 2021	98,977	1,128	100,105
Fiscal 2022	98,288	1,074	99,362
Fiscal 2023	98,015	972	98,987
Fiscal 2024	97,189	907	98,096
Thereafter	750,968	2,369	753,337
Total lease payments	1,241,726	7,556	$1,249,282
Less: Imputed interest	(441,698)	(1,583)
Present value of lease liabilities	$800,028	$5,973
The weighted-average lease term and discount rate as of December 28, 2019 were as follows:

Weighted-average remaining lease term (years):
Operating leases	12.33
Finance leases	7.55
Weighted-average discount rate:
Operating leases	7.41%
Finance leases	6.35%
Supplemental cash flow information related to leases for the fiscal year ended December 28, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$88,362
Lease assets obtained in exchange for new lease liabilities — adoption	$664,882
Lease assets obtained in exchange for new lease liabilities — fiscal year ended December 28, 2019	$155,986
ASC 840 Disclosures
Rental expense for all operating leases for the fiscal years ended December 29, 2018 and December 30, 2017 (under ASC 840) was as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017
Rent expense — third-party lessors	$79,347	$72,622
Rent expense — related parties	7,141	7,309
Contingent rentals	548	531
Less rentals from subleases	(1,075)	(1,079)
Total rent expense	$85,961	$79,383
Future minimum rental payments for all non-cancelable operating leases having a remaining term in excess of one year as of December 29, 2018 (under ASC 840) was as follows (in thousands):

	Third Parties	Related Parties	Total
Fiscal 2019	$82,971	$6,152	$89,123
Fiscal 2020	91,538	6,201	97,739
Fiscal 2021	93,090	6,297	99,387
Fiscal 2022	92,359	6,532	98,891
Fiscal 2023	91,955	6,410	98,365
Thereafter	801,832	48,914	850,746
Total future minimum rental payments	$1,253,745	$80,506	$1,334,251

NOTE 5—Goodwill and Intangible Assets
Information regarding our goodwill and intangible assets as of December 28, 2019 was as follows (in thousands):

	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	15	$58,400	$(20,324)	$38,076
Customer lists	5	160	(160)	—
Leasehold interests (1)	1–20	—	—	—
Computer software	3	20,418	(17,062)	3,356
Total finite-lived intangible assets		78,978	(37,546)	41,432
Liquor licenses	Indefinite	6,360	—	6,360
Total intangible assets		85,338	(37,546)	47,792
Goodwill		747,943	—	747,943
Total goodwill and intangible assets		$833,281	$(37,546)	$795,735
_______________________
(1)Leasehold interests previously classified as finite-lived intangible assets were reclassified to operating lease right-of-use assets upon the adoption of ASU 2016-02 (Topic 842). See NOTE 1—Organization and Summary of Significant Accounting Policies for additional information.
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
Amortization expense for finite-lived intangible assets was $6.7 million, $10.0 million, and $11.3 million for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. Liquor license assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets during the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.
The estimated future amortization expense related to finite-lived intangible assets as of December 28, 2019 is as follows (in thousands):

Fiscal 2020	$5,877
Fiscal 2021	5,000
Fiscal 2022	4,159
Fiscal 2023	3,894
Fiscal 2024	3,893
Thereafter	18,609
Total	$41,432

NOTE 6—Long-Term Debt
Long-term debt consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
Term loans:
First Lien Credit Agreement (1)	$460,188	$725,000
Second Lien Credit Agreement (1)	—	150,000
Revolving credit facility	—	—
Notes payable	246	—
Finance lease liability (see NOTE 4—Leases)	—	2,019
Long-term debt, gross	460,434	877,019
Less: Unamortized debt discounts and debt issuance costs (1)	(12,445)	(19,651)
Long-term debt, less unamortized debt discounts and debt issuance costs	447,989	857,368
Less: Current portion	(246)	(7,349)
Long-term debt, net	$447,743	$850,019
_______________________
(1)To conform with the current period presentation, unamortized debt discounts of $1.8 million and $1.5 million as of December 29, 2018 have been reclassified from “First Lien Credit Agreement” and “Second Lien Credit Agreement,” respectively, and included in “Unamortized debt discounts and debt issuance costs.” This reclassification had no impact on our consolidated financial statements for fiscal 2018.
First Lien Credit Agreement
On October 22, 2018, GOBP Holdings, Inc (“GOBP Holdings”), our wholly owned subsidiary, together with another of our wholly owned subsidiaries, entered into a first lien credit agreement (the “First Lien Credit Agreement”) with a syndicate of lenders for a $725.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with a sub-commitment for a $35.0 million letter of credit and a sub-commitment for $20.0 million of swingline loans. Borrowings under the First Lien Credit Agreement are secured by substantially all the assets of the borrower subsidiary and its guarantors. The term loan proceeds were primarily used for retiring our prior first lien credit agreement and paying the dividends related to our 2018 recapitalization. As of December 28, 2019, we had standby letters of credit outstanding totaling $3.6 million under the First Lien Credit Agreement.
We are required to pay a quarterly commitment fee ranging from 0.25% to 0.50% on the daily unused amount of the commitment under the revolving credit facility based upon the leverage ratio defined in the agreement and certain criteria specified in the agreement. We are also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility. The interest rate for the revolving credit facility is determined based on a formula using certain market rates. No amounts were outstanding under the revolving credit facility as of December 28, 2019 and December 29, 2018.
On March 19, 2020, GOBP Holdings together with another of our wholly owned subsidiaries borrowed $90.0 million under the revolving credit facility, the proceeds of which are to be used as reserve funding for working capital needs as a precautionary measure in light of the economic uncertainty surrounding the current COVID-19 pandemic. See NOTE 14—Subsequent Events for additional information.
The First Lien Credit Agreement permits voluntarily prepayment on borrowings without premium or penalty. In connection with the closing of our IPO, we prepaid $248.0 million of principal and $3.8 million of interest on the outstanding term loan under the First Lien Credit Agreement on June 24, 2019 and elected to apply the prepayment against the remaining principal installments in the direct order of maturity. No further principal payment on the term loan under the First Lien Credit Agreement will be due until the maturity date of this term loan. The terms of the First Lien Credit Agreement include mandatory prepayment requirements on the term loan if certain conditions are met (as described in the First Lien Credit Agreement).

On July 23, 2019, GOBP Holdings together with another of our wholly owned subsidiaries entered into an incremental agreement (the “Incremental Agreement”) to amend the First Lien Credit Agreement. The Incremental Agreement refinanced the term loan outstanding under the First Lien Credit Agreement with a replacement $475.2 million senior secured term loan credit facility (the “First Replacement Term Loan”) with an applicable margin of 3.50% or 3.25% for Eurodollar loans and 2.50% or 2.25% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings. The interest rate on the First Replacement Term Loan was 5.24% as of December 28, 2019. The First Replacement Term Loan matured on October 22, 2025, which was the same maturity date as the prior term loan under our First Lien Credit Agreement. We wrote off debt issuance costs of $0.3 million and incurred debt modification costs of $0.2 million during the third quarter of fiscal 2019 in connection with this refinance.
On October 23, 2019, we prepaid an additional $15.0 million of principal on the First Replacement Term Loan.
On January 24, 2020, GOBP Holdings together with another of our wholly owned subsidiaries entered into an Incremental Agreement (the “Second Incremental Agreement”) which amended the First Lien Credit Agreement, dated October 22, 2018, and the original Incremental Agreement dated July 23, 2019, (jointly, the “Existing Credit Agreement”). See NOTE 14—Subsequent Events for additional information.
Second Lien Credit Agreement
On October 22, 2018, one of our wholly owned subsidiaries entered into a second lien credit agreement with a syndicate of lenders for a $150.0 million senior term loan. The proceeds were primarily used for retiring the prior second lien credit agreement and paying the dividends related to our 2018 recapitalization.
The term loan under the Second Lien Credit Agreement did not require minimum quarterly principal payment. The Second Lien Credit Agreement did require mandatory prepayment if certain conditions were met and permitted voluntarily prepayment on borrowings without premium or penalty.
On June 24, 2019, we terminated the Second Lien Credit Agreement and repaid in full the outstanding principal balance of $150.0 million and accrued interest of $3.6 million. In addition, we wrote off the remaining unamortized debt issuance costs of $3.8 million and loan discounts of $1.4 million on June 24, 2019.
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
As of December 28, 2019, we were not subject to the first lien secured leverage ratio testing requirement. Additionally, we were in compliance with all applicable covenant requirements as of December 28, 2019 for our First Lien Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of December 28, 2019 are as follows (in thousands):

Fiscal 2020	$246
Fiscal 2021	—
Fiscal 2022	—
Fiscal 2023	—
Fiscal 2024	—
Thereafter	460,188
Total	$460,434

Interest Expense
Interest expense, net, consisted of the following (in thousands):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Interest on term loan debt	$45,259	$52,569	$46,235
Amortization of debt issuance costs	2,367	4,024	4,442
Interest on finance leases	263	117	122
Other	51	2	30
Interest income	(2,013)	(1,350)	(1,131)
Interest expense, net	$45,927	$55,362	$49,698
Debt Extinguishment and Modification Costs
Debt extinguishment and modification costs consisted of the following (in thousands):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Write off of debt issuance costs	$4,110	$3,459	$1,258
Debt modification costs	150	1,794	208
Write off of loan discounts	1,374	—	—
Debt extinguishment and modification costs	$5,634	$5,253	$1,466

NOTE 7—Share-based Awards
Share-based Incentive Plans
The Globe Holding Corp. 2014 Stock Incentive Plan (the “2014 Plan”) became effective on October 21, 2014. Under the 2014 Plan, we granted stock options and restricted stock units (“RSUs”) to purchase shares of our common stock. Effective as of June 19, 2019, we terminated the 2014 Plan and as a result no further equity awards may be issued under the 2014 Plan. Any outstanding awards granted under the 2014 Plan will remain subject to the terms of the 2014 Plan and the applicable equity award agreements.
On June 4, 2019, our board of directors and stockholders approved the Grocery Outlet Holding Corp. 2019 Incentive Plan (the “2019 Plan”). An aggregate of 4,597,862 shares of common stock were reserved for issuance under the 2019 Plan. In addition, on the first day of each fiscal year beginning in fiscal 2020 and ending in fiscal 2029, the 2019 Plan provides for an annual automatic increase of the shares reserved for issuance in an amount equal to the positive difference between (i) 4% of the outstanding common stock on the last day of the immediately preceding fiscal year and (ii) the plan share reserve on the last day of the immediately preceding fiscal year, or a lesser number as determined by our board of directors. As of December 28, 2019, we had an aggregate of 3,100,124 shares of common stock reserved for issuance under the 2019 Plan.
Fair Value Determination
The fair value of stock option and RSU awards is determined as of the grant date. For time-based stock options, a Black-Scholes-Merton valuation model is utilized to estimate the fair value of the awards. For performance-based stock options, a Monte Carlo simulation approach implemented in a risk-neutral framework is utilized to estimate the fair value of the awards. For RSUs, the closing price of our common stock as reported on the grant date is utilized to estimate the fair value of the awards.
The respective valuation methods resulted in weighted-average grant date fair values for time-based stock options, performance-based stock options and RSUs granted during fiscal 2019, 2018 and 2017 as follows:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Time-based stock options	$7.61	$2.96	$2.31
Performance-based stock options	$5.78	$4.65	$2.91
RSUs	$27.13	$10.36	$7.72
The grant date fair value of time-based stock options awarded during fiscal 2019, 2018 and 2017 was estimated using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Exercise price	$21.66	$11.98	$9.06
Volatility	30.2%	35.0%	50.0%
Risk-free interest rate	1.9%	2.6%	1.5%
Dividend yield	—%	—%	—%
Expected term (in years)	6.83	2.80	2.50

Grant Activity
The following table summarizes stock option activity under all equity incentive plans during fiscal 2019, 2018 and 2017:

	Time-Based Options		Performance-Based Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2016	5,401,780	$7.20	5,353,473	$5.99
Granted	225,001	9.06	225,004	9.06
Exercised	(30,169)	7.13	—	—
Forfeitures	(67,776)	7.37	(52,617)	6.04
Options outstanding at December 30, 2017	5,528,836	$7.27	5,525,860	$6.11
Granted	334,535	11.98	334,536	11.98
Exercised	(2,946)	8.47	—	—
Forfeitures	(62,050)	8.10	(65,066)	6.81
Options outstanding at December 29, 2018 (1)	5,798,375	$7.53	5,795,330	$4.40
Granted	1,363,822	21.66	99,788	17.29
Exercised	(817,051)	7.21	—	—
Forfeitures	(101,479)	12.72	(117,997)	7.15
Options outstanding at December 28, 2019	6,243,667	$10.57	5,777,121	$4.57
Options vested and expected to vest at December 28, 2019 (2)	6,243,667	$10.57	5,777,121	$4.57
Options exercisable at December 28, 2019	4,463,719	$7.26	—	$—
_______________________
(1)The decrease in weighted-average exercise price for outstanding performance-based options at December 29, 2018 is due to the dividend declared on October 22, 2018 pursuant to which all performance-based options outstanding at that date received a $2.10 downward adjustment to exercise price.
(2)No performance-based options are vested as of December 28, 2019. The number above reflects the 5.8 million unvested outstanding performance-based options. On February 3, 2020, in conjunction with a secondary offering, certain performance criteria were achieved resulting in the vesting of 4.1 million of these performance-based shares. In the first fiscal quarter of 2020, we expect to recognize the additional share-based compensation expense of approximately $18.5 million associated with the vesting of the 4.1 million performance-based shares. See NOTE 14—Subsequent Events for additional information.
The total intrinsic value of time-based stock options exercised was $20.8 million for fiscal 2019 and less than $0.1 million for each of fiscal 2018 and fiscal 2017. Intrinsic value represents the difference between the current fair value of the underlying stock and the exercise price of the stock option.

The following table summarizes RSU activity under all equity incentive plans during fiscal 2019, 2018 and 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2016	54,118	$7.33
Granted	46,686	7.72
Vested	—	—
Forfeitures	—	—
Unvested balance at December 30, 2017	100,804	$7.51
Granted	34,200	10.36
Vested	(54,184)	7.39
Forfeitures	—	—
Unvested balance at December 29, 2018	80,820	$8.80
Granted	195,135	27.13
Vested	(76,841)	18.06
Forfeitures	(8,242)	30.03
Unvested balance at December 28, 2019	190,872	$22.89
Share-Based Compensation Expense
We recognize compensation expense for stock options and RSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures as they occur rather than estimating by applying a forfeiture rate.
Share-based compensation expense qualifying for capitalization was insignificant for each of the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017. Accordingly, no share-based compensation expense was capitalized during these years.
Time-Based Stock Options
 We did not record compensation expense for time-based stock options grants prior to our IPO in June of fiscal 2019 because such time-based options were subject to a post-termination repurchase right by us until certain contingent events such as involuntary termination, a change in control, or an initial public offering occurred, and such contingent events were not deemed probable during fiscal 2018, 2017, or any other fiscal period prior to our IPO. As a result of this repurchase right feature, other than in limited circumstances, stock issued upon the exercise of these options could be repurchased at our discretion at the lower of fair value or the applicable exercise price. When the IPO occurred and the repurchase feature lapsed, this contingent event resulted in share-based compensation expense on these options being recorded. We recognized share-based compensation expense for prior service completed as of the IPO date and began recognizing the remaining unamortized share-based compensation expense related to these outstanding time-based options over the remaining service period.
During the fiscal year ended December 28, 2019, we recognized share-based compensation expense totaling $25.7 million for all outstanding time-based stock options, of which $24.3 million, related to those granted prior to the IPO. Unamortized compensation cost was $10.4 million as of December 28, 2019, which is expected to be amortized over a weighted average period of 3.45 years.
Performance-Based Stock Options
At December 28, 2019 we determined that the ultimate vesting of the 5,777,121 shares of outstanding performance-based stock options was not probable for all periods presented because the performance condition was not achieved, and, accordingly, we have not recognized any expense related to these awards for all periods presented. Unamortized compensation cost for these awards was $26.2 million as of December 28, 2019, which will be amortized over the remaining requisite service period if and when we determine that vesting is probable.
On February 3, 2020, in conjunction with a secondary offering, certain performance criteria were achieved resulting in the vesting of 4.1 million of the above noted performance-based shares. In the first fiscal quarter of 2020, we expect to recognize the additional share-based compensation expense of approximately $18.5 million associated with the vesting of the 4.1 million performance based shares. See NOTE 14—Subsequent Events for additional information.

Restricted Stock Units
Compensation expense for RSUs held by directors and employees was $2.1 million, $0.4 million, and $0.4 million for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. Unamortized compensation expense for RSUs was $3.2 million as of December 28, 2019, which is expected to be amortized over a weighted average period of approximately 2.24 years.
Dividends
For time-based stock options and RSUs that were outstanding on the dividend dates of June 23, 2016 and October 22, 2018 and that are expected to vest in fiscal year 2019 and beyond, we intend to make dividend payments on these awards as such time-based options and RSUs vest. Pursuant to the 2014 Plan, if we are unable to make those payments, we may instead elect to reduce the per share exercise price of each such stock option by an amount equal to the dividend amount in lieu of making the applicable dividend payment. As such, our dividends are not considered declared and payable and are not accrued as a liability in our consolidated balance sheet as of December 28, 2019.
We paid $3.6 million of dividends during the fiscal year ended December 28, 2019, which was included in share-based compensation expense. Share-based compensation expense of $10.4 million for the fiscal year ended December 29, 2018, includes $8.7 million related to payment of the October 22, 2018 dividend and $1.3 million related to payment of the June 23, 2016 dividend on outstanding stock options that vested during fiscal 2018. Share-based compensation expense of $1.7 million for the fiscal year ended December 30, 2017 includes $1.3 million in payments related to the June 23, 2016 dividend for outstanding stock options that vested during fiscal 2017. The remaining share-based compensation expense in fiscal 2018 and 2017 related to RSU compensation expense.

NOTE 8—Retirement Plans
We make payments into the UFCW—Northern California Employers Joint Pension Trust Fund (the “Pension Fund”) and the UFCW—Benefits Trust Fund (“Benefits Fund”), multiemployer pension and welfare trusts, established for the benefit of union employees at two company operated stores under the terms of a collective bargaining agreement. We currently operate under a collective bargaining agreement that expired on September 6, 2019 and which is in the process of being renegotiated as of the filing date of this Annual Report on Form 10-K. Payments into the Pension Fund were $0.4 million, $0.4 million, and $0.5 million for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. Payments into the Benefits Fund were $1.2 million, $1.1 million, and $1.5 million for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. Such contributions represent less than 5% of the total contributions to the Fund. We paid no surcharges to the Fund. We do not have future obligations to contribute to the Benefits Fund upon termination of the collective bargaining agreement.
The risks of participating in a multiemployer pension plan are different from single-employer pension plans in the following aspects:
a.Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b.If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c.If we stop participating in its multiemployer pension plan, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The following information represents our participation in the plan for the annual period ended December 30, 2018, the latest available information from the Fund. All such information is based on information we received from the plan.
The Fund’s Employer Identification Number and Plan Number is 946313554-001. Under the provisions of the Pension Protection Act (PPA) zone status, the Fund was in critical status during the Plan year. Among other factors, generally, plans in critical status are less than 65 percent funded. In an effort to improve the Plan’s funding situation, the trustees adopted a rehabilitation plan on July 8, 2010. The rehabilitation plan changes the benefits for participants who retire and commence a pension on or after January 1, 2012, and changes future benefit accruals earned on or after January 1, 2012. Except in limited circumstances, the pensions of participants and beneficiaries whose pension effective date is before January 1, 2012, is not affected.
For our nonunion employees, we offer the following plans:
a.A defined contribution retirement plan for warehouse employees, which requires an annual contribution of 15% of eligible salaries. The defined contribution retirement plan is available to nonunion employees who meet certain service criteria.
b.A noncontributory profit-sharing plan for administrative personnel under which the board of directors may authorize an annual contribution of up to 15% of eligible salaries. The profit-sharing plan is available to nonunion employees who meet certain service criteria.
We expensed $4.4 million, $3.6 million and $3.3 million for contributions to these two plans for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.
c.A 401(k) retirement plan for warehouse employees, which is available to those employees who meet certain service criteria
d.A 401(k) retirement plan for administrative personnel, which is available to those employees who meet certain service criteria.
e.We are not obligated to match any employee contributions for the 401(k) retirement plans.
For certain employees who meet certain service criteria, we have a 401(k) retirement plan under which we will match employee contributions at a rate of 35% of each participating employee’s contributions, not to exceed 6% of wages. We expensed an insignificant amount for contributions to this plan for each of the fiscal years ending December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

NOTE 9—Income Taxes
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense; (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (5) expanding bonus depreciation to allow full expensing of qualified property.
We recognized a provisional tax benefit of $5.4 million associated with the Tax Act in our consolidated financial statements for the fiscal year ended December 30, 2017, which was associated with the re-measurement of our deferred tax assets and liabilities. During the fiscal year ended December 29, 2018, we finalized our accounting for the impacts of the Tax Act and recorded an immaterial measurement period adjustment associated with the re-measurement of our deferred tax assets and liabilities.
Components of income tax expense
Income before income taxes consisted entirely of income from domestic operations of $16.8 million, $21.9 million, and $25.8 million for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.
The components of income tax expense consisted of the following (in thousands):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Current:
Federal	$52	$(200)	$237
State	439	353	189
Total current	491	153	426
Deferred:
Federal	247	4,523	2,928
State	625	1,308	1,817
Total deferred	872	5,831	4,745
Income tax expense	$1,363	$5,984	$5,171
Statutory rate reconciliation
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Taxes at federal statutory rates	21.0%	21.0%	35.0%
Effect of change in federal tax rate	—%	—%	(21.1)%
State income taxes net of federal benefit	5.2%	6.0%	5.1%
Excess tax benefits from exercise and vest of share-based awards	(21.4)%	—%	—%
Other	3.3%	0.4%	1.1%
Effective income tax rate	8.1%	27.4%	20.1%

Deferred income taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 28, 2019	December 29, 2018
Deferred tax assets:
Accrued compensation	$3,411	$2,594
Share-based compensation expense	6,323	—
Inventory	4,216	3,553
Transaction costs	1,334	1,520
Deferred rent	—	12,530
Lease liability obligation	221,747	—
Net operating loss and other carryforwards	24,936	25,781
Reserves and allowances	3,974	4,056
Interest expense carryforward	1,103	3,862
Other	1,176	1,181
Total deferred tax assets	268,220	55,077
Deferred tax liabilities:
Prepaid expenses	(1,042)	(733)
Depreciation and amortization	(43,213)	(36,271)
Intangible assets	(8,417)	(9,073)
Right-of-use assets	(203,065)	—
Goodwill	(27,230)	(21,897)
Debt transaction costs	(1,273)	(2,238)
Total deferred tax liabilities	(284,240)	(70,212)
Net deferred tax liabilities	$(16,020)	$(15,135)
We have net operating loss carryforwards of $101.4 million for federal income tax purposes and $15.1 million for state income tax purposes, which begin to expire in 2032. Certain tax attributes, which begin to expire in 2032, are subject to an annual limitation as a result of our acquisition of GOBP Holdings, Inc. (“GOBP Holdings”), our wholly owned subsidiary, which constitutes a change in ownership as defined under Internal Revenue Code Section 382. Based on our analysis, our projected net operating losses to be utilized in future years will not be affected by this annual limitation.
Our policy is to include interest and penalties associated with uncertain tax positions within income tax expense and include accrued interest and penalties with the related income tax liability on our consolidated balance sheets. To date, we have not recognized any interest and penalties in our consolidated statements of operations and comprehensive income, nor have we accrued for or made payments for interest and penalties. As of December 28, 2019 and December 29, 2018, we had no uncertain tax positions and do not anticipate any changes to our uncertain tax positions within the next 12 months.
We are subject to taxation in the United States and various state jurisdictions. As of December 28, 2019, our tax returns remain open to examination by the tax authorities for tax years 2009 to 2019 for US federal and for various state jurisdictions.

NOTE 10—Related Party Transactions
We leased property from entities affiliated with certain of our non-controlling stockholders for 15 store locations and one warehouse location as of December 28, 2019, and for 16 store locations and one warehouse location as of December 29, 2018. These entities received aggregate annual lease payments from us of $6.1 million and $6.6 million in fiscal 2019 and fiscal 2018, respectively.
We have business contracts with two portfolio companies of the H&F Investor, The Ultimate Software Group, Inc. and HUB International Limited. Payments to these two portfolio companies totaled $0.7 million, $0.3 million, and $0.3 million for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.
We offer interest-bearing notes to IOs and the gross operating notes and receivables due from these entities was $37.7 million and $27.8 million as of December 28, 2019 and December 29, 2018, respectively. See NOTE 2—Independent Operator Notes and Receivables for additional information.
NOTE 11—Commitments and Contingencies
We are involved from time to time in claims, proceedings, and litigation arising in the normal course of business. We do not believe the impact of such litigation will have a material adverse effect on our consolidated financial statements taken as a whole.

NOTE 12—Earnings Per Share
Earnings Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share attributable to common stockholders is as follows (dollars and shares in thousands, except per share amounts):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Numerator
Net income attributable to common stockholders	$15,419	$15,868	$20,601
Denominator
Weighted-average shares of common stock (3)	79,044	68,473	68,232
Effect of dilutive RSUs	42	73	100
Effect of dilutive options	2,777	—	—
Weighted-average shares of common stock - diluted (1) (2) (3)	81,863	68,546	68,332
Earnings per share attributable to common stockholders:
Basic (3)	$0.20	$0.24	$0.30
Diluted (3)	$0.19	$0.23	$0.30
_______________________
(1)As discussed in NOTE 7—Share-based Awards, we determined that the ultimate vesting of the 5.8 million shares of performance-based stock options is not probable for all periods presented. Accordingly, these options are not included in the weighted-average diluted shares for all periods presented as the ultimate vesting of the performance options was deemed an unresolved contingent event. If and when vesting occurs, any vested performance-based options will be included in the weighted-average dilutive shares at that time.
On February 3, 2020, in conjunction with a secondary offering, certain performance criteria were achieved resulting in the vesting of 4.1 million of the above noted performance-based shares. In the first quarter of fiscal 2020, we expect to recognize the additional share-based compensation expense of approximately $18.5 million associated with the vesting of the 4.1 million performance-based shares. See NOTE 14—Subsequent Events for additional information.
(2)The weighted-average diluted shares for the fiscal year ended December 29, 2018 and December 30, 2017 did not include time-based stock options because such options were subject to a post-termination repurchase right by us until the occurrence of a qualifying contingent event occurred (involuntary termination, change in control or initial public offering), and the occurrence of such an event was not deemed probable. Upon the completion of our IPO in June of fiscal 2019, a qualifying contingent event had occurred and therefore time-based stock options were included in the weighted-average diluted shares for the fiscal year ended December 28, 2019. See NOTE 7—Share-based Awards for additional information.
(3)On June 6, 2019, we effected a 1.403 for 1 forward stock split. All share amounts and per share disclosures for all periods presented have been adjusted retroactively for the impact of this forward stock split.
The following weighted-average common share equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
RSUs	50	—	—
Time-based stock options	682	—	—
Total	732	—	—

NOTE 13—Selected Quarterly Financial Data (unaudited)
Selected unaudited summarized quarterly financial information for fiscal 2019 and 2018 was as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2019
Net sales	$606,271	$645,289	$652,540	$655,517
Gross Profit	187,017	198,720	201,087	200,278
Income from operations	21,656	5,735	23,948	17,004
Net income (loss)	3,774	(10,632)	12,445	9,832
Basic earnings per share	$0.06	$(0.15)	$0.14	$0.11
Diluted earnings per share	$0.06	$(0.15)	$0.13	$0.11
Fiscal 2018
Net sales	$550,558	$575,058	$576,843	$585,201
Gross Profit	168,569	175,115	175,548	176,165
Income from operations	20,521	24,007	24,088	13,851
Net income (loss)	5,525	7,286	7,669	(4,612)
Basic earnings per share	$0.08	$0.11	$0.11	$(0.07)
Diluted earnings per share	$0.08	$0.11	$0.11	$(0.07)

NOTE 14—Subsequent Events
Second Incremental Agreement
On January 24, 2020, GOBP Holdings, Inc. (“GOBP Holdings”), our wholly owned subsidiary, together with another of our wholly owned subsidiaries, entered into an Incremental Agreement (the “Second Incremental Agreement”) which amended the First Lien Credit Agreement dated October 22, 2018, as amended by the first Incremental Agreement dated July 23, 2019, (jointly, the “Existing Credit Agreement”). See NOTE 6—Long-term Debt for additional information on the Existing Credit Agreement.
The Second Incremental Agreement refinanced the term loans under the Existing Credit Agreement with a replacement $460.0 million senior secured term loan credit facility (the “Second Replacement Term Loan”) with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, and made certain other corresponding technical changes and updates to the Existing Credit Agreement (collectively, as amended, the “Amended Credit Agreement”). The Second Replacement Term Loan matures on October 22, 2025, which is the same maturity date as provided under the Existing Credit Agreement.
Other than as described above, the loans under the Amended Credit Agreement continue to have the same terms as provided under the Existing Credit Agreement. Additionally, the parties to the Amended Credit Agreement continue to have the same obligations set forth in the Existing Credit Agreement.
Secondary Offering of Shares of Common Stock
On February 3, 2020, certain selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs payable by us of $1.1 million. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
In conjunction with this secondary offering, certain performance criteria were achieved for outstanding performance-based stock options (see NOTE 7—Share-based Awards for additional information on the performance-based shares) resulting in the vesting of 4.1 million of the above noted performance-based shares. In the first fiscal quarter of 2020, we expect to recognize the additional share-based compensation expense of approximately $18.5 million associated with the vesting of the 4.1 million performance-based shares.
COVID-19
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, grocery stores are considered essential businesses in states that have enacted shelter in place requirements and are able to continue operating. However, we expect that our IOs may face staffing challenges so long as school closures and COVID-19-related concerns exist. In addition, certain inventory items such as water, beans and bread as well as key cleaning supplies and protective equipment have been, and may continue to be, in short supply. These factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Further, planned construction and opening of new stores may be negatively impacted due to shelter in place requirements and the closure of government offices in certain areas. We cannot reasonably estimate the length or severity of this pandemic, but it could have a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.
Borrowing Under Revolving Credit Facility
On March 19, 2020, GOBP Holdings together with another of our wholly owned subsidiaries borrowed $90.0 million under the revolving credit facility feature of our First Lien Credit Agreement (the “Revolving Credit Facility Loan”), the proceeds of which are to be used as reserve funding for working capital needs as a precautionary measure in light of the economic uncertainty surrounding the current COVID-19 pandemic. The revolving credit facility loan may be paid and reborrowed at any time. The interest rate on the revolving credit facility loan is 4.43%. Interest on the revolving credit facility loan is due and payable at the end of each continuation period, and the outstanding principal on the revolving credit facility loan is due and payable on October 23, 2023, the maturity date of the revolving credit facility. See NOTE 6—Long-term Debt for additional information about the revolving credit facility and First Lien Credit Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 28, 2019.
Management's Report on Internal Control Over Financial Reporting
This report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
During the quarter ended December 28, 2019, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

ITEM 9B. OTHER INFORMATION
On March 24, 2020, the Compensation Committee of our board of directors approved cash bonus payments to our named executive officers pursuant to our 2019 Annual Incentive Plan (the “2019 AIP”) in respect of fiscal 2019. As described in our Registration Statement on Form S-1, filed with the SEC on January 27, 2020 (the “Registration Statement”), annual cash incentive awards under the 2019 AIP are calculated by multiplying each named executive officer’s actual base salary at fiscal year-end by the executive’s target award potential, which is then adjusted by an overall achievement factor based on the combined weighted achievement of company-wide performance objectives. As of the date of the Registration Statement, the actual bonus amounts for the named executive officer under the 2019 AIP with respect to fiscal 2019 were not yet calculable because the overall achievement factor (which would be based on our actual performance for fiscal 2019) had not yet been determined.
Based on our financial results for fiscal 2019 that became available after the date of the Registration Statement, the Compensation Committee certified the achievement of the performance objectives under the 2019 AIP and approved the payout of cash bonus awards to our named executive officers.
The following core corporate performance measures were used to calculate the annual bonus pool under the 2019 AIP: (i)“FY19 Bonus EBITDA,” which is our fiscal 2019 adjusted EBITDA further adjusted to exclude public company costs and certain other items (with an annual target goal of $170.1 million); (ii) comparable store sales growth (with an annual target goal of 4.14% over the prior year); and (iii) sales for stores opened in fiscal 2019 and fiscal 2018 (with an annual target goal of $225.5 million for each fiscal year). For fiscal 2019, the percentage of target achievement for each performance measure described above was as follows: (i) FY19 Bonus EBITDA: 101.8%, resulting in a payout of 108.8%; (ii) 12 month comparable store sales growth: 126.4%, resulting in a payout of 126.4%; and (iii) sales for stores opened in fiscal 2019 and 2018: 102.6%, resulting in a payout of 112.9%.
The following table summarizes the fiscal 2019 annual incentive awards earned based on actual performance, as compared to the target opportunity, for each of our named executive officers:

Name	2019 Base Salary ($)	Target Bonus (%)	Target Bonus Amount ($)	Overall Achievement Factor (%)	Actual Bonus Achieved ($)
Eric J. Lindberg, Jr. (1)	750,000	100	667,149	114	761,772
Charles C. Bracher	522,698	60	313,619	114	358,345
S. MacGregor Read, Jr.	584,298	100	584,298	114	667,626
Robert Joseph Sheedy, Jr. (2)	550,000	75	389,719	114	445,154
Thomas H. McMahon	358,217	50	179,109	114	204,651
_______________________
(1)Effective July 1, 2019, Mr. Lindberg's base salary was increased from $584,298 to $750,000. His target bonus amount was 100% of his actual base salary paid for fiscal 2019.
(2)Effective July 1. 2019, Mr. Sheedy's base salary was increased from $489,250 to $550,000. His target bonus amount was 75% of his actual base salary paid for fiscal 2019.

As of the filing of the Registration Statement, the 2019 annual cash incentive awards earned by each of our named executive officers under “Non-Equity Incentive Plan Compensation” had not been determined and, therefore, were omitted from the Summary Compensation Table included in the Registration Statement. All other compensation for our named executive officers for fiscal 2019 was previously reported by us in the Summary Compensation Table of our Registration Statement. Pursuant to Item 5.02 (f) of Form 8-K, the 2019 annual cash incentive awards earned by each of our named executive officers under “Non-Equity Incentive Plan Compensation” are set forth below together with the other compensation previously reported, and the new total compensation amount.

Name and Principal Position	Year	Salary ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Eric J. Lindberg, Jr. Chief Executive Officer	2019 2018	750,000 567,279	1,643,387 —	761,772 440,042	934,422 2,638,485	4,006,730 3,645,806
Charles C. Bracher Chief Financial Officer	2019 2018	522,698 507,473	712,134 —	358,345 262,747	271,365 725,402	1,864,542 1,495,622
S. MacGregor Read, Jr. Vice Chairman	2019 2018	584,298 567,279	1,643,387 —	478,440 440,042	934,422 2,638,485	3,640,547 3,645,806
Robert Joseph Sheedy, Jr. President	2019 2018	550,000 475,000	712,134 —	445,154 245,934	271,365 725,376	1,948,278 1,446,310
Thomas H. McMahon Executive Vice President, Sales & Merchandising	2019 2018	358,217 347,783	493,016 —	204,651 180,066	190,992 494,269	1,246,876 1,022,118
_______________________
(1)Amounts reported in the “Salary” column represent the base salary earned by each named executive officer during the fiscal year covered. Effective July 1, 2019, the base salary of Mr. Lindberg was increased from $584,298 to $750,000 and the base salary of Mr. Sheedy was increased from $489,250 to $550,000.
(2)Amounts reported in the “Option Awards” column represent the grant date fair value of the options granted to our named executive officers during the fiscal year covered, calculated in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation. The valuation assumptions used in determining the grant date fair values are described in NOTE 7—Share-based Awards to our Consolidated Financial Statements.
(3)Amounts reported in the “Non-Equity Incentive Plan Compensation” column represent the annual incentive bonus amounts earned by each named executive officer pursuant to the 2019 AIP during fiscal 2019.
(4)Amounts reported in the “All Other Compensation” column represent the following with respect to each named executive officer for fiscal 2019:
•Mr. Lindberg: profit sharing contribution amount of $30,250 under our defined contribution retirement plan (the “401(k) Plan”); and a lump sum cash payment in the amount of $904,172 in connection with the payment of the $1.23 per share cash dividend declared by our board of directors in June 2016 (the “2016 Dividend”) and the $2.10 per share cash dividend declared by our board of directors in October 2018 (the “2018 Dividend”) relating to the vesting of the last tranche of Mr. Lindberg's time-based stock options.
•Mr. Bracher: profit sharing contribution amount of $30,250 under the 401(k) Plan; and a lump sum cash payment in the amount of $241,115 in connection with the payment of the 2016 Dividend and 2018 Dividend relating to the vesting of the last tranche of Mr. Bracher's time-based stock options.
•Mr. Read: profit sharing contribution amount of $30,250 under the 401(k) Plan; and a lump sum cash payment in the amount of $904,172 in connection with the payment of the 2016 Dividend and 2018 Dividend relating to the vesting of the last tranche of Mr. Read's time-based stock options.
•Mr. Sheedy: profit sharing contribution amount of $30,250 under the 401(k) Plan; and a lump sum cash payment in the amount of $241,115 in connection with the payment of the 2016 Dividend and 2018 Dividend relating to the vesting of the last tranche of Mr. Sheedy's time-based stock options.
•Mr. McMahon: profit sharing contribution amount of $30,250 under the 401(k) Plan; and a lump sum cash payment in the amount of $160,742 in connection with the payment of the 2016 Dividend and 2018 Dividend relating to the vesting of the last tranche of Mr. McMahon's time-based stock options.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year ended December 28, 2019 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in our 2020 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our 2020 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our 2020 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at “Item 8. Financial Statements and Supplementary Data.”
2. Financial Statement Schedules

See Schedule I—Condensed Financial Information of Registrant (Parent Company Only) beginning on page 107 herein.
All other schedules have been omitted because they are either not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is included elsewhere in this Annual Report on Form 10-K.
3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.2
4.1	Form of Stock Certificate for Common Stock	S-1/A	333-231428	6/10/2019	4.1
4.2*	Amended and Restated Stockholders Agreement by and among Grocery Outlet Holding Corp. and the other parties named therein
4.3*	Description of Grocery Outlet Holding Corp.’s Securities
10.1	Incremental Agreement, dated as of January 24, 2020, among GOBP Holdings, Inc., Globe Intermediate Corp., certain subsidiaries of GOBP Holdings, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent	8-K	001-38950	1/24/2020	10.1
10.2	Incremental Agreement, dated as of July 23, 2019, among GOBP Holdings, Inc., Globe Intermediate Corp., certain subsidiaries of GOBP Holdings, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent	8-K	001-38950	7/25/2019	10.1
10.3	First Lien Credit Agreement, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the lenders from time to time party thereto and the letter of credit issuers from time to time party thereto	S-1/A	333-231428	5/22/2019	10.1
10.4	First Lien Security Agreement, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., the subsidiaries of GOBP Holdings, Inc. from time to time party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.2
10.5	First Lien Pledge Agreement, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., the subsidiaries of GOBP Holdings, Inc. from time to time party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.3
10.6	First Lien Copyright Security Agreement, dated as of October 22, 2018, between Grocery Outlet, Inc. and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.4
10.7	First Lien Trademark Security Agreement, dated as of October 22, 2018, between Grocery Outlet, Inc. and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.5

10.8	First Lien Guarantee, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., the subsidiaries of GOBP Holdings, Inc. from time to time party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.6
10.9†	Globe Holding Corp. 2014 Stock Incentive Plan	S-1/A	333-231428	5/22/2019	10.13
10.10†	Amended and Restated Performance Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Eric J. Lindberg, Jr., S. MacGregor Read, Jr.), dated October 21, 2014	S-1/A	333-231428	5/22/2019	10.14
10.11†	Amended and Restated Time Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Eric J. Lindberg, Jr., S. MacGregor Read, Jr.), dated October 21, 2014	S-1/A	333-231428	5/22/2019	10.15
10.12†	Form of Performance Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Charles C. Bracher, Robert Joseph Sheedy, Jr., Thomas H. McMahon, Steven K. Wilson)	S-1/A	333-231428	5/22/2019	10.16
10.13†	Form of Time Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Charles C. Bracher, Robert Joseph Sheedy, Jr., Thomas H. McMahon, Steven K. Wilson)	S-1/A	333-231428	5/22/2019	10.17
10.14†	Grocery Outlet Holding Corp. 2019 Incentive Plan	S-1/A	333-231428	6/10/2019	10.18
10.15†	Form of Nonqualified Option Grant and Award Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan)	S-1/A	333-231428	6/10/2019	10.19
10.16†	Form of Restricted Stock Unit Grant and Award Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan)	S-1/A	333-231428	6/10/2019	10.20
10.17†	Grocery Outlet Inc. 2019 Annual Incentive Plan	S-1/A	333-231428	6/10/2019	10.21
10.18†	Amended and Restated Executive Employment Agreement by and between Eric J. Lindberg, Jr., Grocery Outlet Inc. and Globe Holding Corp., dated October 7, 2014	S-1/A	333-231428	5/22/2019	10.22
10.19†	Amended and Restated Executive Employment Agreement by and between S. MacGregor Read, Jr., Grocery Outlet Inc. and Globe Holding Corp., dated October 7, 2014	S-1/A	333-231428	5/22/2019	10.23
10.20†	Restrictive Covenant Agreement, by and between Eric J. Lindberg, Jr. and Globe Holding Corp., dated September 13, 2014	S-1/A	333-231428	5/22/2019	10.24
10.21†	Restrictive Covenant Agreement, by and between S. MacGregor Read, Jr. and Globe Holding Corp., dated September 13, 2014	S-1/A	333-231428	5/22/2019	10.25
10.22†	Grocery Outlet Inc. Executive Change in Control Agreement, by and between Charles C. Bracher, Grocery Outlet Inc. and Globe Holding Corp., dated October 7, 2014	S-1/A	333-231428	5/22/2019	10.26
10.23†	Grocery Outlet Inc. Executive Change in Control Agreement, by and between Robert Joseph Sheedy, Jr., Grocery Outlet Inc. and Globe Holding Corp., dated October 7, 2014	S-1/A	333-231428	5/22/2019	10.27
10.24†	Grocery Outlet Inc. Executive Change in Control Agreement, by and between Thomas H. McMahon, Grocery Outlet Inc. and Globe Holding Corp., dated October 7, 2014	S-1/A	333-231428	5/22/2019	10.28
10.25†	Grocery Outlet Inc. Executive Change in Control Agreement, by and between Steven K. Wilson, Grocery Outlet Inc. and Globe Holding Corp., dated October 7, 2014	S-1/A	333-231428	5/22/2019	10.29
10.26†	Form of Globe Holding Corp. Non-Employee Director Restricted Stock Unit Agreement	S-1/A	333-231428	6/10/2019	10.30
10.27†	Form of Indemnification Agreement between Grocery Outlet Holding Corp. and directors and executive officers of Grocery Outlet Holding Corp.	S-1/A	333-231428	6/10/2019	10.31
10.28†	Transition Agreement, dated January 7, 2020, by and between Grocery Outlet Holding Corp. and S. MacGregor Read, Jr.	8-K	001-38950	1/7/2020	10.1
21.1	Subsidiaries of the Registrant	S-1/A	333-231428	5/22/2019	21.1

23.1*	Consent of Deloitte and Touche LLP
24.1*	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)
GROCERY OUTLET HOLDING CORP.
INDEX TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Schedule I—Condensed Financial Information of Registrant
GROCERY OUTLET HOLDING CORP.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

	December 28, 2019	December 29, 2018
Assets
Current assets:
Other current assets	$—	$497
Total current assets	—	497
Investment in wholly owned subsidiary	746,628	300,922
Total assets	$746,628	$301,419
Liabilities and Stockholders’ Equity
Intercompany payable	$1,244	$1,468
Total liabilities	1,244	1,468
Stockholders’ equity:
Capital stock:
Voting common stock, par value $0.001, 500,000,000 and 107,536,215 shares authorized, respectively; 89,005,062 and 67,435,288 shares issued and outstanding, respectively	89	67
Nonvoting common stock, par value $0.001, 0 and 17,463,785 shares authorized, respectively; 0 and 1,038,413 shares issued and outstanding, respectively	—	1
Series A Preferred stock, par value $0.001, 50,000,000 and 1 share authorized, respectively; 0 and 1 share issued and outstanding, respectively	—	—
Additional paid-in capital	717,282	287,457
Retained earnings	28,013	12,426
Total stockholders’ equity	745,384	299,951
Total liabilities and stockholders’ equity	$746,628	$301,419
See Notes to Condensed Financial Statements (Parent Company Only)

Schedule I—Condensed Financial Information of Registrant
GROCERY OUTLET HOLDING CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Operating expenses	$273	$216	$181
Operating loss	(273)	(216)	(181)
Loss before equity in net income of subsidiary	(273)	(216)	(181)
Equity in net income of subsidiary, net of tax	15,692	16,084	20,782
Net income and comprehensive income	$15,419	$15,868	$20,601
See Notes to Condensed Financial Statements (Parent Company Only)

Schedule I—Condensed Financial Information of Registrant
GROCERY OUTLET HOLDING CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net income	$15,419	$15,868	$20,601
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiary	(15,692)	(16,084)	(20,782)
Dividend received from subsidiary (return on capital)	—	27,351	—
Changes in operating assets and liabilities:
Other current assets	497	(497)	—
Net cash provided by (used in) operating activities	224	26,638	(181)
Cash flows from investing activities:
Investment in subsidiary	(402,050)	—	—
Dividend received from subsidiary (return of capital)	—	126,236	—
Net cash provided by (used in) investing activities	(402,050)	126,236	—
Cash flows from financing activities:
Intercompany payables	(409)	718	353
Proceeds from initial public offering, net of underwriting discounts	407,666	—	—
Proceeds from exercise of share-based compensation awards	4,444	29	—
Payments related to net settlement of share-based compensation awards	(2,813)	(34)	(172)
Other direct costs paid related to the initial public offering	(7,062)	—	—
Dividend paid to shareholders	—	(153,587)	—
Net cash provided by (used in) financing activities	401,826	(152,874)	181
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
See Notes to Condensed Financial Statements (Parent Company Only)

Schedule I—Condensed Financial Information of Registrant
GROCERY OUTLET HOLDING CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)
NOTE 1—Description of Grocery Outlet Holding Corp.
Grocery Outlet Holding Corp. (the “Parent Company”) owns 100% of Globe Intermediate Corp. (“Intermediate”), which owns 100% of GOBP Holdings, Inc. (“GOBP Holdings”), which owns 100% of GOBP Midco, Inc. (“Midco”), which owns 100% of Grocery Outlet Inc. (“GOI”), a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores.
The Parent Company was incorporated in Delaware on September 11, 2014 and became the ultimate parent of GOI on October 7, 2014. The Parent Company has no operations or significant assets or liabilities other than its investment in Intermediate. Accordingly, the Parent Company is dependent upon distributions from Intermediate to fund its limited, non-significant operating expenses. However, GOBP Holdings’ and GOI’s ability to pay dividends or lend to Intermediate or the Parent Company is limited under the terms of various debt agreements.
Intermediate and GOBP Holdings are parties to credit facilities that contain covenants limiting the Parent Company's ability and the ability of its restricted subsidiaries to, among other things: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; enter into transactions with affiliates; and enter into agreements that would restrict its subsidiaries to pay dividends or make other payments to the Parent Company. Due to the aforementioned qualitative restrictions, substantially all of the assets of the Parent Company's subsidiaries are restricted. These covenants are subject to important exceptions and qualifications as described in such credit facilities.
NOTE 2—Basis of Presentation
The accompanying condensed financial statements (parent company only) include the accounts of the Parent Company and its investment in Intermediate, accounted for in accordance with the equity method, and do not present the financial statements of the Parent Company and its subsidiary on a consolidated basis. These parent company only financial statements should be read in conjunction with the Parent Company's consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.
On June 6, 2019, the Parent Company effected a 1.403 for 1 forward stock split. All share amounts and per share disclosures for all periods presented have been adjusted retroactively for the impact of this forward stock split.
NOTE 3—Dividends from Subsidiaries
The Parent Company received a dividend from Intermediate of $153.6 million on October 22, 2018 for the fiscal year ended December 29, 2018. This dividend has been reflected as a reduction to investment in wholly owned subsidiary in the accompanying condensed financial statements. On the same date, the Parent Company declared a dividend of $153.6 million to holders of its common stock. This dividend has been reflected as a $27.4 million return on capital and a $126.2 million return of capital in the accompanying condensed financial statements.
NOTE 4—Initial Public Offering
In June 2019, we completed an initial public offering (“IPO”) of 19,765,625 shares of our common stock at a public offering price of $22.00 per share for net proceeds of $407.7 million, after deducting underwriting discounts and commissions of $27.1 million. We also incurred offering costs payable by us of $7.2 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.
On October 8 2019, certain of our selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs payable by us of $1.1 million which are included in selling, general and administrative expenses (“SG&A“) for fiscal 2019. We received $3.2 million in cash (excluding withholding taxes) in connection with the exercise of 451,470 options by certain stockholders participating in this secondary public offering.

NOTE 5—Subsequent Events
Secondary Offering of Shares of Common Stock
On February 3, 2020, certain selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs payable by us of $1.1 million. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
In conjunction with this secondary offering, certain performance criteria were achieved for outstanding performance-based stock options resulting in the vesting of 4.1 million of the above noted performance-based shares. In the first fiscal quarter of 2020, we expect to recognize the additional share-based compensation expense of approximately $18.5 million associated with the vesting of the 4.1 million performance-based shares.
COVID-19
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, grocery stores are considered essential businesses in states that have enacted shelter in place requirements and are able to continue operating. However, we expect that our IOs may face staffing challenges so long as school closures and COVID-19-related concerns exist. In addition, certain inventory items such as water, beans and bread as well as key cleaning supplies and protective equipment have been, and may continue to be, in short supply. These factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Further, planned construction and opening of new stores may be negatively impacted due to shelter in place requirements and the closure of government offices in certain areas. We cannot reasonably estimate the length or severity of this pandemic, but it could have a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on March 25, 2020.

Grocery Outlet Holding Corp.

By:	/s/ Eric J. Lindberg, Jr.
Eric J. Lindberg, Jr. Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitute and appoint Eric J. Lindberg, Jr., Charles C. Bracher, and Pamela B. Burke, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric J. Lindberg, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2020
Eric J. Lindberg, Jr.

/s/ Charles C. Bracher	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 25, 2020
Charles C. Bracher

/s/ Lindsay E. Gray	Vice President and Corporate Controller (Principal Accounting Officer)	March 25, 2020
Lindsay E. Gray

/s/ Erik D. Ragatz	Director, Chairman of the Board	March 25, 2020
Erik D. Ragatz

/s/ Kenneth W. Alterman	Director	March 25, 2020
Kenneth W. Alterman

/s/ John E. Bachman	Director	March 25, 2020
John E. Bachman

/s/ Matthew B. Eisen	Director	March 25, 2020
Matthew B. Eisen

/s/ Mary Kay Haben	Director	March 25, 2020
Mary Kay Haben

/s/ Thomas F. Herman	Director	March 25, 2020
Thomas F. Herman

/s/ S. MacGregor Read, Jr.	Director	March 25, 2020
S. MacGregor Read, Jr.

/s/ Norman S. Matthews	Director	March 25, 2020
Norman S. Matthews

/s/ Sameer Narang	Director	March 25, 2020
Sameer Narang

/s/ Jeffrey York	Director	March 25, 2020
Jeffrey York