Form 10-Q
period 2020-03-28
Grocery Outlet Holding Corp.
filed 2020-05-12
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 8, 2020, the registrant had 90,873,610 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q” or “report”) and the documents incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and the documents incorporated by reference herein other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, business trends, and our objectives for future operations, may constitute forward-looking statements. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “project,” “seek,” “will,” and similar expressions, are intended to identify such forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the headings “Item 1A. Risk Factors,” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report or as described in the other documents and reports we file with the U.S. Securities and Exchange Commission (the “SEC”). We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 28, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$160,936	$28,101
Independent operator receivables and current portion of independent operator notes, net of allowance $1,377 and $1,283	7,736	7,003
Other accounts receivable, net of allowance $22 and $19	3,470	2,849
Merchandise inventories	188,346	219,420
Prepaid expenses and other current assets	12,606	13,453
Total current assets	373,094	270,826
Independent operator notes, net of allowance $9,215 and $9,088	22,137	20,331
Property and equipment, net	366,429	356,614
Operating lease right-of-use assets	754,444	734,327
Intangible assets, net	47,526	47,792
Goodwill	747,943	747,943
Other assets	7,524	7,696
Total assets	$2,319,097	$2,185,529
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$101,066	$119,217
Accrued expenses	29,877	31,363
Accrued compensation	14,724	14,915
Current portion of long-term debt	179	246
Current lease liabilities	41,281	38,245
Income and other taxes payable	5,363	4,641
Total current liabilities	192,490	208,627
Long-term debt, net	537,487	447,743
Deferred income taxes	14,218	16,020
Long-term lease liabilities	790,274	767,755
Total liabilities	1,534,469	1,440,145
Commitments and contingencies (Note 9)
Stockholders’ equity:
Voting common stock, par value $0.001 per share, 500,000,000 shares authorized; 89,907,194 and 89,005,062 shares issued and outstanding, respectively	90	89
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	743,444	717,282
Retained earnings	41,094	28,013
Total stockholders’ equity	784,628	745,384
Total liabilities and stockholders’ equity	$2,319,097	$2,185,529
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Net sales	$760,308	$606,271
Cost of sales	523,282	419,254
Gross profit	237,026	187,017
Operating expenses:
Selling, general and administrative	186,931	152,854
Depreciation and amortization	12,945	12,296
Share-based compensation	20,277	211
Total operating expenses	220,153	165,361
Income from operations	16,873	21,656
Other expenses:
Interest expense, net	5,834	16,438
Debt extinguishment and modification costs	198	—
Total other expenses	6,032	16,438
Income before income taxes	10,841	5,218
Income tax expense (benefit)	(1,801)	1,444
Net income and comprehensive income	$12,642	$3,774
Basic earnings per share	$0.14	$0.06
Diluted earnings per share	$0.13	$0.06
Weighted average shares outstanding:
Basic	89,481	68,514
Diluted	94,869	68,553
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Voting Common		Nonvoting Common		Preferred		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 28, 2019	89,005,062	$89	—	$—	—	$—	$717,282	$28,013	$745,384
Cumulative effect of accounting change								439	439
Exercise and vest of share-based awards	902,132	1					6,032		6,033
Share-based compensation expense							20,277		20,277
Dividends paid							(147)		(147)
Net income and comprehensive income								12,642	12,642
Balance at March 28, 2020	89,907,194	$90	—	$—	—	$—	$743,444	$41,094	$784,628
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued
(in thousands, except share amounts)
(unaudited)

	Voting Common		Nonvoting Common		Preferred		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 29, 2018	67,435,288	$67	1,038,413	$1	1	$—	$287,457	$12,426	$299,951
Cumulative effect of accounting change								169	169
Exercise and vest of share-based awards	42,438	—					—		—
Share-based compensation expense							211		211
Dividends paid								(254)	(254)
Net income and comprehensive income								3,774	3,774
Balance at March 30, 2019	67,477,726	$67	1,038,413	$1	1	$—	$287,668	$16,115	$303,851
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income	$12,642	$3,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	11,788	10,287
Amortization of intangible and other assets	1,782	2,562
Amortization of debt issuance costs and bond discounts	502	762
Debt extinguishment and modification costs	198	—
Loss on disposal of assets	1,053	182
Share-based compensation	20,277	211
Provision for accounts receivable	848	1,483
Deferred income taxes	(1,801)	1,436
Other	2	—
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(3,219)	(29)
Merchandise inventories	31,073	(14,216)
Prepaid expenses and other current assets	847	988
Income and other taxes payable	722	(439)
Trade accounts payable, accrued compensation and other accrued expenses	(14,412)	13,760
Changes in operating lease assets and liabilities, net	5,518	1,479
Net cash provided by operating activities	67,820	22,240
Cash flows from investing activities:
Cash advances to independent operators	(1,485)	(2,171)
Repayments of cash advances from independent operators	1,136	893
Purchase of property and equipment	(28,173)	(18,399)
Proceeds from sales of assets	79	401
Intangible assets and licenses	(1,350)	(721)
Net cash used in investing activities	(29,793)	(19,997)
Cash flows from financing activities:
Proceeds from exercise of share-based compensation awards	6,033	—
Proceeds from loans	90,000	—
Other direct costs paid related to the initial public offering	—	(1,442)
Principal payments on term loans	(187)	(1,813)
Principal payments on other borrowings	(191)	(201)
Dividends paid	(147)	(254)
Debt issuance costs paid	(700)	—
Net cash provided by (used in) financing activities	94,808	(3,710)
Net increase in cash and cash equivalents	132,835	(1,467)
Cash and cash equivalents at beginning of period	28,101	21,063
Cash and cash equivalents at end of period	$160,936	$19,596
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with our wholly owned subsidiaries, collectively, “Grocery Outlet,” “we,” or the “Company”) is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of March 28, 2020, we had 355 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
Initial Public Offering — In June 2019, we completed an initial public offering (“IPO”) of 19,765,625 shares of our common stock at a public offering price of $22.00 per share for net proceeds of $407.7 million, after deducting underwriting discounts and commissions of $27.1 million and offering costs of $7.2 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.
Our Amended and Restated Certificate of Incorporation (the “Charter”) became effective in connection with the completion of the IPO on June 24, 2019. The Charter, among other things, provided that all of our outstanding shares of nonvoting common stock were automatically converted into shares of voting common stock on a one-for-one basis and that our authorized capital stock consisted of 500,000,000 shares of common stock, and 50,000,000 shares of preferred stock, par value $0.001 per share. Our bylaws were also amended and restated as of June 24, 2019. Additionally, upon the closing of the IPO, we redeemed all of our outstanding preferred stock for a total of $1.00.
On June 24, 2019, we used the net proceeds from the IPO to repay $150.0 million in principal on the outstanding term loan under our second lien credit agreement, dated as of October 22, 2018 (as amended, the “Second Lien Credit Agreement”), as well as accrued and unpaid interest as of that date of $3.6 million, and terminated the Second Lien Credit Agreement. In addition, using the remainder of net proceeds, together with excess cash on hand, we prepaid a portion of our outstanding senior secured term loan under our First Lien Credit Agreement totaling $248.0 million plus accrued interest of $3.8 million. See Note 4 for additional information.
Secondary Public Offerings — On October 8, 2019, certain of our selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million and received $3.2 million in cash (excluding withholding taxes) in connection with the exercise of 451,470 options by certain stockholders participating in this secondary public offering.
On February 3, 2020, certain of our selling stockholders completed an additional secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million and received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
On April 27, 2020, certain of our selling stockholders completed another secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.0 million and received $1.6 million in cash (excluding withholding taxes) in connection with the exercise of 269,000 options by certain stockholders participating in this secondary public offering. See Note 10 for additional information.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed with the SEC on March 25, 2020. The condensed consolidated balance sheet as of December 28, 2019 included herein has been derived from those audited consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements include the accounts of Grocery Outlet Holding Corp. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations, cash flows and stockholders' equity for the interim periods presented. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for any future interim or annual period. Certain prior period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. The reclassification of these items had no impact on net income, earnings per share, or retained earnings in the current or prior period.
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
Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current lease liabilities, and long-term lease liabilities on the condensed consolidated balance sheets. Finance leases are included in other assets, current lease liabilities, and long-term lease liabilities on our condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease over the same term. Right-of-use assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, reduced by landlord incentives. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms and payments based on the information available at the commencement date, to determine the present value of our lease payments. The right-of-use asset is recorded net of lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Amortization of finance lease right-of-use assets, interest expense on finance lease liabilities and operating and financing cash flows for finance leases is immaterial.
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
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3 — Unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions when pricing the financial instruments, such as cash flow modeling assumptions.
The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value framework requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
There were no assets or liabilities measured at fair value on a recurring or nonrecurring basis as of March 28, 2020 or December 28, 2019. There were no transfers of assets or liabilities between levels within the fair value hierarchy as of March 28, 2020 or December 28, 2019.
Our financial assets and liabilities are carried at cost, which generally approximates their fair value, as described below:
Cash and cash equivalents, IO receivables, other accounts receivable and accounts payable — The carrying value of such financial instruments approximates their fair value due to factors such as their short-term nature or their variable interest rates.
Independent operator notes receivable (net) — The carrying value of such financial instruments approximates their fair value.
Notes payable and term loans — The carrying value of such financial instruments generally approximates their fair value since the stated interest rates approximates market rates for loans with similar terms for borrowers with similar credit profiles. However, in accordance with Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, the fair values of our term loans as of March 28, 2020 and December 28, 2019 are set forth below.
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	March 28, 2020		December 28, 2019
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Term Loans (Level 2)	$458,541	$411,125	$458,682	$466,515
_______________________
(1)The carrying amounts as of March 28, 2020 and December 28, 2019 are net of unamortized debt discounts of approximately $1.5 million for each period presented.
(2)The estimated fair value of our term loans was determined based on the average quoted bid-ask prices for the term loans in an over-the-counter market on the last trading day of the periods presented.

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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any performance obligations, or any material costs to obtain or fulfill a contract as of March 28, 2020 and December 28, 2019.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards (“breakage”) under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $1.6 million as of March 28, 2020 and $2.0 million as of December 28, 2019. Breakage amounts were immaterial for the 13-week periods ended March 28, 2020 and March 30, 2019.
Disaggregated Revenues — The following table presents sales revenue by type of product for the periods indicated (in thousands):

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Perishable (1)	$253,448	$206,956
Non-perishable (2)	506,860	399,315
Total sales	$760,308	$606,271
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
We had 350, 342 and 315 stores operated by independent operators as of March 28, 2020, December 28, 2019 and March 30, 2019, respectively. We had agreements in place with each independent operator. The independent operator orders its merchandise exclusively from us which is provided to the independent operator on consignment. Under the independent operator agreement, the independent operator may select a majority of merchandise that we consign to the independent operator, which the independent operator chooses from our merchandise order guide according to the independent operator’s knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The independent operator agreement gives the independent operator discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. Independent operators are required to furnish initial working capital and to acquire certain store and safety assets. The independent operator is required to hire, train and employ a properly trained workforce sufficient in number to enable the independent operator to fulfill its obligations under the independent operator agreement. The independent operator is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the independent operator agreement without cause upon 75 days’ notice.
As consignor of all merchandise to each independent operator, the aggregate net sales proceeds from merchandise sales belongs to us. Sales related to independent operator stores were $745.5 million and $589.3 million for the 13-week periods ended March 28, 2020 and March 30, 2019, respectively. We, in turn, pay independent operators a commission based on a share of the gross profit of the store. Inventories and related sales proceeds are our property, and we are responsible for store rent and related occupancy costs. Independent operator commissions were expensed and included in selling, general and administrative expenses. Independent operator commissions were $114.4 million and $91.2 million for the 13-week periods ended March 28, 2020 and March 30, 2019, respectively. Independent operator commissions of $8.8 million and $6.1 million were included in accrued expenses as of March 28, 2020 and December 28, 2019, respectively.
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
Our maximum exposure to the independent operators is generally limited to the gross operator notes and receivables due from these entities, which was $40.5 million and $37.7 million as of March 28, 2020 and December 28, 2019, respectively. See Note 2 for additional information.

Recently Adopted Accounting Standards
ASU No. 2016-13 — In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13, which was further updated and clarified by the FASB through issuance of additional related ASUs, amends the guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime based on relevant information about past events, current conditions, and reasonable and supportable forecasts impacting the financial asset's ultimate collectability. This “expected loss” model will likely result in earlier recognition of credit losses than the previous “as incurred” model, under which losses were recognized only upon an occurrence of an event that gave rise to the incurrence of a probable loss. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be adopted on a modified retrospective basis. We adopted ASU 2016-13 on December 29, 2019. The adoption of ASU 2016-13 resulted in a $0.4 million cumulative-effect adjustment to the opening balance of retained earnings. The adoption of the new standard did not have a material impact on our condensed consolidated statements of operations and comprehensive income or condensed consolidated statements of cash flows. See Note 2 for additional information.
ASU No. 2018-15 — In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2019. We adopted ASU 2018-15 on December 29, 2019. The adoption of ASU 2018-15 did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
ASU No. 2019-12 — In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies accounting guidance for certain tax matters including franchise taxes, certain transactions that result in a step-up in tax basis of goodwill, and enacted changes in tax laws in interim periods. In addition, it eliminates a company’s need to evaluate certain exceptions relating to the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We will adopt ASU 2019-12 beginning in the first quarter of fiscal 2021 and are currently evaluating the impact on our consolidated financial statements.

Note 2. Independent Operator Notes and Receivables
The amounts included in independent operator notes and accounts receivable consist primarily of funds we loaned to independent operators, net of estimated uncollectible amounts. Independent operator notes are payable on demand and typically bear interest at rates between 3.00% and 9.95%. Accrued interest receivable on independent operator notes is included within the “independent operator receivables and current portion of independent operator notes, net of allowance” line item on the condensed consolidated balance sheets and was $0.6 million and $0.5 million as of March 28, 2020 and December 28, 2019, respectively. There were no independent operator notes that were past due or on a non-accrual status due to delinquency as of March 28, 2020 or December 28, 2019. TCAP notes and receivables, as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
Independent operator notes and receivables are financial assets which are measured and carried at amortized cost. An allowance for expected credit losses is deducted from (for expected losses) or added to (for expected recoveries) the amortized cost basis of these assets to arrive at the net carrying amount expected to be collected for such assets.
The allowance is estimated using an expected loss framework which includes information about past events, current conditions, and reasonable and supportable forecasts that impact the collectibility of the reported amounts of the assets over their lifetime. The allowance is evaluated on a collective basis for assets with shared risk characteristics and credit quality indicators. The primary shared risk characteristic and credit quality indicator pools that we use as a basis for collective evaluation include:
•TCAP — Includes the notes and receivables of independent operators with stores that have been open for more than 18 months that are participating in our Temporary Commission Adjustment Program (“TCAP”) as of the end of each reporting period. TCAP allows us to provide a greater commission to participating independent operators who require assistance in meeting their working capital needs for various reasons, such as new or increased competition or differences in independent operator skills and experience. For independent operators participating in TCAP, we lower the interest rate and delay repayment obligations on their outstanding notes.
•Non-TCAP — Includes the notes and receivables of independent operators with stores that have been open for more than 18 months that are not participating in TCAP as of the end of each reporting period.
•New store — Includes the notes and receivables of independent operators with stores that have been open for less than 18 months as of the end of each reporting period.
Assets without such shared risk characteristics or credit quality indicators, such as assets with unique circumstances or with delinquencies and historical losses in excess of their TCAP, non-TCAP or new store peers are evaluated on an individual basis.
Amounts due from independent operators and the related allowances as of March 28, 2020 and December 28, 2019 consisted of the following (in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
March 28, 2020
Independent operator notes	$33,993	$(789)	$(9,215)	$23,989	$1,852	$22,137
Independent operator receivables	6,472	(588)	—	5,884	5,884	—
Total	$40,465	$(1,377)	$(9,215)	$29,873	$7,736	$22,137

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
December 28, 2019
Independent operator notes	$31,952	$(678)	$(9,088)	$22,186	$1,855	$20,331
Independent operator receivables	5,753	(605)	—	5,148	5,148	—
Total	$37,705	$(1,283)	$(9,088)	$27,334	$7,003	$20,331

A summary of activity in the independent operator notes and receivable allowance was as follows (in thousands):

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Beginning balance	$10,371	$9,067
Provision for independent operator notes and receivables	848	1,483
Cumulative effect of accounting change	(439)	—
Write-off of provision for independent operator notes and receivables	(188)	(291)
Ending Balance	$10,592	$10,259

The following table presents the amortized cost basis of independent operator notes by year of origination and credit quality indicator (in thousands):

Credit Quality Indicator	2020 (YTD)	2019	2018	2017	2016	Prior	Total
TCAP	$988	$1,212	$1,930	$1,582	$—	$—	$5,712
Non-TCAP	779	5,627	2,409	2,198	320	332	11,665
New store	5,056	9,377	2,183	—	—	—	16,616
Total	$6,823	$16,216	$6,522	$3,780	$320	$332	$33,993

Note 3. Leases
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
Leases for 15 of our store locations and one warehouse location are controlled by related parties. As of March 28, 2020, the right-of-use assets and lease liabilities related to these properties were $41.9 million and $46.1 million, respectively. As of March 28, 2020, we had executed leases for 37 store locations that we had not yet taken possession of with total undiscounted future lease payments of $211.4 million over approximately 17 years.
Our lease terms may include options to extend the lease when we are reasonably certain that we will exercise such options. Based upon our initial investment in store leasehold improvements, we utilize an initial reasonably certain lease life of 15 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 15 years or more. Our leases do not include any material residual value guarantees or material restrictive covenants. We also have non-cancelable subleases with unrelated third parties with future minimum rental receipts as of March 28, 2020 totaling $4.6 million ending in various years through 2028, and as of December 28, 2019 totaling $4.9 million ending in various years through 2028, which have not been deducted from the future minimum payments.
The balance sheet classification of our right-of-use lease assets and lease liabilities as of March 28, 2020 was as follows (in thousands):

Leases	Classification
Assets:
Operating lease assets	Operating lease right-of-use assets	$754,444
Finance lease assets	Other assets	5,789
Total leased assets		$760,233
Liabilities:
Current
Operating	Current lease liabilities	$40,507
Finance	Current lease liabilities	774
Noncurrent
Operating	Long-term lease liabilities	785,169
Finance	Long-term lease liabilities	5,105
Total lease liabilities		$831,555
The components of lease expense were as follows (in thousands):

		13 Weeks Ended
Lease Cost	Classification	March 28, 2020	March 30, 2019
Operating lease cost	Selling, general and administrative expenses	$26,514	$23,211
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	220	173
Interest on leased liabilities	Interest expense, net	111	71
Sublease income	Other income	(294)	(353)
Net lease cost		$26,551	$23,102
Short-term lease expense and variable lease payments recorded in operating expenses for the 13 weeks ended March 28, 2020 and March 30, 2019 were immaterial.

Maturities of lease liabilities as of March 28, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2020	$75,145	$835	$75,980
Fiscal 2021	101,612	1,133	102,745
Fiscal 2022	100,942	1,080	102,022
Fiscal 2023	100,641	978	101,619
Fiscal 2024	99,868	913	100,781
Thereafter	785,400	2,436	787,836
Total lease payments	1,263,608	7,375	$1,270,983
Less: Imputed interest	(437,932)	(1,496)	(439,428)
Present value of lease liabilities	$825,676	$5,879	$831,555
The weighted-average lease term and discount rate as of March 28, 2020 were as follows:

Weighted-average remaining lease term:
Operating leases	12.2 years
Finance leases	7.5 years
Weighted-average discount rate:
Operating leases	7.28%
Finance leases	6.25%
Supplemental cash flow information related to operating leases was as follows (in thousands):

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$24,256	$21,225
Leased assets obtained in exchange for new operating lease liabilities	$43,123	$30,942

Note 4. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	March 28, 2020	December 28, 2019
First Lien Credit Agreement:
Term loan	$460,000	$460,188
Revolving credit facility	90,000	—
Notes payable	179	246
Long-term debt, gross	550,179	460,434
Less: Unamortized debt discounts and debt issuance costs	(12,513)	(12,445)
Long-term debt, less unamortized debt discounts and debt issuance costs	537,666	447,989
Less: Current portion	(179)	(246)
Long-term debt, net	$537,487	$447,743
First Lien Credit Agreement
On October 22, 2018, GOBP Holdings, Inc (“GOBP Holdings”), our wholly owned subsidiary, together with another of our wholly owned subsidiaries, entered into a first lien credit agreement (the “First Lien Credit Agreement”) with a syndicate of lenders for a $725.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with a sub-commitment for a $35.0 million letter of credit and a sub-commitment for $20.0 million of swingline loans. Borrowings under the First Lien Credit Agreement are secured by substantially all the assets of the borrower subsidiary and its guarantors. The term loan proceeds were primarily used for retiring our prior first lien credit agreement and paying cash dividends related to our 2018 recapitalization. As of March 28, 2020, we had standby letters of credit outstanding totaling $3.6 million under the First Lien Credit Agreement.
Term Loans
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
First Incremental Agreement — On July 23, 2019, GOBP Holdings together with another of our wholly owned subsidiaries entered into an incremental agreement (the “First Incremental Agreement”) to amend the First Lien Credit Agreement. The First Incremental Agreement refinanced the term loan outstanding under the First Lien Credit Agreement with a replacement $475.2 million senior secured term loan (the “First Replacement Term Loan”) with an applicable margin of 3.50% or 3.25% for Eurodollar loans and 2.50% or 2.25% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings. The First Replacement Term Loan matured on October 22, 2025, which was the same maturity date as the prior term loan under the First Lien Credit Agreement. We wrote off debt issuance costs of $0.3 million and incurred debt modification costs of $0.2 million during the third quarter of fiscal 2019 in connection with this refinance. On October 23, 2019, we prepaid $15.0 million of principal on the First Replacement Term Loan.
Second Incremental Agreement — On January 24, 2020, GOBP Holdings together with another of our wholly owned subsidiaries, entered into a second incremental agreement (the “Second Incremental Agreement”) which amended the First Incremental Agreement. The Second Incremental Agreement refinanced the First Replacement Term loan under the First Incremental Agreement with a replacement $460.0 million senior secured term loan (the “Second Replacement Term Loan”) with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings, and made certain other corresponding technical changes and updates to the First Incremental Agreement. The interest rate on the Second Replacement Term Loan was 4.38% as of March 28, 2020. The Second Replacement Term Loan matures on October 22, 2025, which is the same maturity date as prior term loans under the First Lien Credit Agreement and First Incremental Agreement. We wrote off debt issuance costs of $0.1 million and incurred debt modification costs of $0.1 million during the first quarter of fiscal 2020 in connection with this refinance.
Other than as described above, the Second Replacement Term Loan has the same terms as provided under the original First Lien Credit Agreement and the First Incremental Agreement. Additionally, the parties to the Second Incremental Agreement continue to have the same obligations set forth in the original First Lien Credit Agreement and the First Incremental Agreement (collectively, the “First Lien Credit Agreement”).

Revolving Credit Facility Loan
We are required to pay a quarterly commitment fee ranging from 0.25% to 0.50% on the daily unused amount of the commitment under the revolving credit facility based upon the leverage ratio defined in the agreement and certain criteria specified in the agreement. We are also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility.
On March 19, 2020, GOBP Holdings together with another of our wholly owned subsidiaries borrowed $90.0 million under the revolving credit facility of our First Lien Credit Agreement (the “Revolving Credit Facility Loan”), the proceeds of which are to be used as reserve funding for working capital needs as a precautionary measure in light of the economic uncertainty surrounding the current COVID-19 pandemic. The revolving credit facility loan may be repaid and reborrowed at any time. The interest rate on the revolving credit facility loan is 4.43% as of March 28, 2020. Interest on the revolving credit facility loan is due and payable at the end of each continuation period (as defined in the First Lien Credit Agreement) and the outstanding principal on the revolving credit facility loan is due and payable on October 23, 2023, the maturity date of the revolving credit facility.
Debt Covenants
The First Lien Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The First Lien Credit Agreement has the ability to restrict us from entering into certain types of transactions and making certain types of payments including dividends and stock repurchase and other similar distributions, with certain exceptions. Additionally, the revolving credit facility under our First Lien Credit Agreement is subject to a first lien secured leverage ratio (as defined in the First Lien Credit Agreement) of 7.00 to 1.00.
As of March 28, 2020, we were in compliance with all applicable financial covenant requirements and the first lien secured leverage ratio testing requirement for our First Lien Credit Agreement.

Schedule of Principal Maturities
Principal maturities of debt as of March 28, 2020 were as follows (in thousands):

Remainder of fiscal 2020	$179
Fiscal 2021	—
Fiscal 2022	—
Fiscal 2023	90,000
Fiscal 2024	—
Thereafter	460,000
Total	$550,179
Interest Expense
Interest expense, net, consisted of the following (in thousands):

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Interest on loans	$5,790	$16,098
Amortization of debt issuance costs	556	651
Interest on finance leases	111	71
Other	6	7
Interest income	(629)	(389)
Interest expense, net	$5,834	$16,438
Debt Extinguishment and Modification Costs
Debt extinguishment and modification costs consisted of following (in thousands):

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Write off of debt issuance costs	$74	$—
Debt modification costs	124	—
Debt extinguishment and modification costs	$198	$—

Note 5. Share-based Awards
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
On June 4, 2019, our board of directors and stockholders approved the Grocery Outlet Holding Corp. 2019 Incentive Plan (the “2019 Plan”). A total of 4,597,862 shares of common stock were reserved for issuance under the 2019 Plan at that time. In addition, on the first day of each fiscal year beginning in fiscal 2020 and ending in fiscal 2029, the 2019 Plan provides for an annual automatic increase of the shares reserved for issuance in an amount equal to the positive difference between (i) 4% of the outstanding common stock on the last day of the immediately preceding fiscal year and (ii) the plan share reserve on the last day of the immediately preceding fiscal year, or a lesser number as determined by our board of directors. As of March 28, 2020, there were a total of 5,057,940 shares of common stock reserved for issuance under the 2019 Plan, which includes 460,078 shares added effective December 29, 2019 per the above noted automatic increase. As of March 28, 2020 there are 3,602,086 shares available for issuance under the 2019 Plan.
In addition, for fiscal 2020, the Compensation Committee has approved a long-term incentive program consisting of time-vesting restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Although individual grants have not yet been made to our Named Executive Officers for fiscal 2020, the Compensation Committee approved the mix of long-term equity incentive value should be split 70% PSUs and 30% RSUs for our Chief Executive Officer and 60% PSUs and 40% RSUs for our other named executive officers (as defined by Item 401 of Regulation S-K).
Fair Value Determination
The fair value of stock option and RSU awards is determined as of the grant date. For time-based stock options, a Black-Scholes valuation model is utilized to estimate the fair value of the awards. For performance-based stock options, a Monte Carlo simulation approach implemented in a risk-neutral framework is utilized to estimate the fair value of the awards. For RSUs, the closing price of our common stock as reported on the grant date is utilized to estimate the fair value of the awards.
We determine the input assumptions for the Black-Scholes stock option valuation model as follows:
•Expected term — The expected term represents the period that a stock option award is expected to be outstanding. We have limited historical exercise data from which to derive expected term input assumptions. Consequently, we calculate expected term using the SEC simplified method whereby the expected term of a stock option award is equal to the average of the award's contractual term and vesting term.
•Volatility — We have limited historical data from which to derive stock price volatility input assumptions. Consequently, we estimate stock price volatility for our common stock by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option award. Industry peers consist of several public companies in our industry which are of similar size, complexity and stage of development.
•Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effective on a stock option award's grant date for U.S Treasury securities with maturities that approximate the expected term of the stock option award.
•Dividend yield — Dividend yield is assumed to be zero as we have not paid and do not expect to pay cash dividends on our common shares subsequent to our IPO.

Grant Activity
The following table summarizes our stock option activity under all equity incentive plans during the 13 weeks ended March 28, 2020:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 28, 2019 (1)	6,243,667	$10.57	5,777,121	$4.57
Granted	—	—	—	—
Exercised	(510,084)	7.43	(357,352)	6.51
Forfeitures	(37,248)	20.57	(10,422)	19.68
Options outstanding as of March 28, 2020	5,696,335	$10.79	5,409,347	$4.41
Options vested and expected to vest as of March 28, 2020 (1)	5,696,335	$10.79	5,409,347	$4.41
Options exercisable as of March 28, 2020	3,973,687	$7.24	3,728,805	$4.38
_______________________
(1)No performance-based stock options were vested as of December 28, 2019. On February 3, 2020, in conjunction with a secondary offering, certain performance criteria were achieved resulting in the vesting of 4.1 million performance-based stock options. On April 27, 2020, in conjunction with an additional secondary offering, certain performance criteria were achieved resulting in the vesting of the remaining 1.7 million outstanding and unvested performance-based stock options. See Note 10 for additional information.
The following table summarizes our RSU activity under all equity incentive plans during the 13 weeks ended March 28, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 28, 2019	190,872	$22.89
Granted	—	—
Vested	(37,600)	9.69
Forfeitures	(2,455)	29.99
Unvested balance as of March 28, 2020	150,817	$26.07

Share-Based Compensation Expense
We recognize compensation expense for stock options and RSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Time-Based Stock Options
We did not record compensation expense for time-based stock options grants prior to the closing of our IPO because such time-based options were subject to a post-termination repurchase right by us until certain contingent events such as involuntary termination, a change in control, or an initial public offering occurred, and such contingent events were not deemed probable during any interim or fiscal period prior to our IPO. As a result of this repurchase right feature, other than in limited circumstances, stock issued upon the exercise of these options could be repurchased at our discretion at the lower of fair value or the applicable exercise price. The repurchase right feature lapsed upon the closing of our IPO on June 24, 2019 (the “IPO closing date”). Subsequent to the IPO closing date, we recognized share-based compensation expense for prior service completed as of the IPO closing date and began recognizing the remaining unamortized share-based compensation expense related to these outstanding time-based stock options over the remaining service period.
During the 13 weeks ended March 28, 2020, we recognized $0.8 million of share-based compensation expense for time-based stock options. Unamortized compensation cost related to unvested time-based stock options was $9.3 million as of March 28, 2020, $7.9 million of which relates to time-based stock options granted at the time of our IPO. The $9.3 million of unamortized compensation cost is expected to be amortized over a weighted average period of 3.20 years.
Performance-Based Stock Options
On February 3, 2020, certain selling stockholders completed a secondary public offering of shares of our common stock. In conjunction with this secondary offering, certain performance criteria were achieved resulting in the vesting of 4.1 million performance-based stock options. During the 13 weeks ended March 28, 2020, we recognized $18.5 million of share-based compensation expense related to the vesting of these performance-based stock options.
On April 27, 2020, certain of our selling stockholders completed an additional secondary public offering of shares of our common stock. In conjunction with this secondary offering, certain performance criteria were achieved resulting in the vesting of the remaining 1.7 million unvested outstanding performance-based stock options. We expect to recognize approximately $7.7 million of share-based compensation expense associated with the vesting of these performance-based stock options during the second quarter of fiscal 2020, after which all outstanding performance-based stock options issued by us will be fully expensed and fully vested. See Note 10 for additional information.
Restricted Stock Units
During the 13-week periods ended March 28, 2020 and March 30, 2019, we recognized $0.9 million and $0.1 million, respectively, of share-based compensation expense for RSUs held by employees and non-employee directors. Unamortized compensation cost related to unvested RSUs was $2.5 million as of March 28, 2020, which is expected to be amortized over a weighted average period of 2.26 years.
Dividends
For time-based stock option and RSU share-based awards that were outstanding on the dividend dates of June 23, 2016 and October 22, 2018 and that are expected to vest during fiscal 2020 and beyond, we intend to make dividend payments as these time-based stock option and RSU share-based awards vest. Pursuant to the 2014 Plan, if we are unable to make those payments, we may instead elect to reduce the per share exercise price of each such time-based stock option award by an amount equal to the dividend amount in lieu of making the applicable dividend payment. As such, our dividends are not considered declared and payable and are not accrued as a liability in our condensed consolidated balance sheets as of March 28, 2020. We paid $0.1 million and $0.3 million of cash dividends on vested time-based stock option and RSUs during the 13-week periods ended March 28, 2020 and March 30, 2019, respectively, which was included in share-based compensation expense for those respective periods. Unamortized compensation cost related to future dividend payments on unvested time-based stock option and RSU share-based awards was approximately $0.7 million as of March 28, 2020.

Note 6. Income Taxes
Our income tax expense and effective income tax rate were as follows (dollars in thousands):

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Income tax expense (benefit)	$(1,801)	$1,444
Effective income tax rate	(16.6)%	27.7%
The decrease in our effective income tax rate for the 13 weeks ended March 28, 2020 compared to the corresponding period in fiscal 2019 was primarily due to excess tax benefits related to the exercise of stock options and vesting of employee restricted stock units. Our effective income tax rate for the 13 weeks ended March 30, 2019, excluding the impact of excess tax benefits, is higher than the U.S. statutory income tax rate of 21% primarily due to state income taxes and permanently nondeductible expenses.
Our policy is to include interest and penalties associated with uncertain tax positions within income tax expense and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations and comprehensive income, nor have we accrued for or made payments for interest and penalties. As of March 28, 2020 and December 28, 2019, we had no uncertain tax positions and do not anticipate any changes to our uncertain tax positions within the next 12 months
Note 7. Related Party Transactions
We leased property from entities affiliated with certain of our non-controlling stockholders for 15 store locations and one warehouse location as of March 28, 2020 and for 16 store locations and one warehouse location as of March 30, 2019. These entities received aggregate lease payments from of us of approximately $1.5 million for each of the 13-week periods ended March 28, 2020 and March 30, 2019, respectively.
We offer interest-bearing notes to IOs and the gross operating notes and receivables due from these entities was $40.5 million and $37.7 million as of March 28, 2020 and December 28, 2019, respectively. See Note 2 for additional information.
Note 8. Commitments and Contingencies
We are involved from time to time in claims, proceedings and litigation arising in the normal course of business. We do not believe the impact of such litigation will have a material adverse effect on our condensed consolidated financial statements taken as a whole.

Note 9. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Numerator
Net income and comprehensive income	$12,642	$3,774
Denominator
Weighted-average shares outstanding — basic	89,481	68,514
Effect of dilutive stock options	5,323	—
Effect of dilutive RSUs	65	39
Weighted-average shares outstanding — diluted (1) (2)	94,869	68,553
Earnings per share :
Basic	$0.14	$0.06
Diluted	$0.13	$0.06
_______________________
(1)The diluted weighted-average shares outstanding for the 13 weeks ended March 30, 2019 did not include performance-based stock options because the requisite performance criteria of such stock options had not been achieved as of that date.
On February 3, 2020, in conjunction with a secondary offering, certain performance criteria were achieved resulting in the vesting of 4.1 million performance-based stock options, and accordingly, these vested performance-based stock options are included in the diluted weighted-average shares outstanding for the 13 weeks ended March 28, 2020.
On April 27, 2020 in conjunction with an additional secondary offering, certain performance criteria were achieved resulting in the vesting of the remaining 1.7 million unvested performance-based stock options, and accordingly, these vested performance-based stock options will be included in diluted weighted-average shares outstanding during the second quarter of fiscal 2020. See Note 5 and Note 10 for additional information.
(2)The diluted weighted-average shares outstanding for the 13 weeks ended March 30, 2019 did not include time-based stock options because such stock options were subject to a post-termination repurchase right by us until certain contingent events such as involuntary termination, a change in control or an initial public offering occurred, and such contingent events were not deemed probable prior to the closing of our IPO. The repurchase right feature lapsed upon the closing of our IPO on June 24, 2019, and accordingly, time-based stock options are included in the diluted weighted-average shares outstanding for the 13 weeks ended March 28, 2020. See Note 5 for additional information.
The following weighted-average common stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (in thousands):

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Stock options	—	—
RSUs	2	—
Total	2	—

Note 10. Subsequent Events
Secondary Offering of Shares of Common Stock
On April 27, 2020, certain of our selling stockholders completed an additional secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.0 million and received $1.6 million in cash (excluding withholding taxes) in connection with the exercise of 269,000 options by certain stockholders participating in this secondary public offering.
In conjunction with this secondary offering, certain performance criteria were achieved for 1.7 million unvested performance-based stock options resulting in the vesting of those stock options upon the completion of the secondary offering (see Note 5 for additional information on the performance-based stock options). We expect to recognize approximately $7.7 million of share-based compensation expense associated with the vesting of these performance-based stock options during the second quarter of fiscal 2020.
Related Party Lease Transaction
During April 2020, we entered into an aircraft dry lease agreement with an entity controlled by our Chief Executive Officer, Mr. Lindberg, to lease a Pilatus PC-12 aircraft. We believe that this will allow us better access to visit our stores, many of which are in remote areas or are not easily accessible by car or regular commercial airline service, and to visit prospective real estate sites. The lease will give us the ability to use the aircraft in the course of our operations on an as-needed, non-exclusive basis. The lease provides that we will pay an hourly lease rate and we will bear all direct operating costs associated with our use of the aircraft, and the lessor will bear all fixed costs (e.g. maintenance, hangar, insurance). Mr. Lindberg, to the extent that he operates the aircraft for his personal use, will bear all costs associated with his operation of the aircraft. We believe that the terms of the aircraft dry lease agreement are no less favorable than could be obtained from an unrelated third party and we believe that the foregoing arrangement, including related direct operating costs, insurance and crew costs, will reduce the average hourly cost to the Company for use of private aircraft, which previously had been primarily conducted through charter arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report, and the audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2020. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other sections of this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to the first quarter of fiscal 2020 and the first quarter of fiscal 2019 refer to the 13 weeks ended March 28, 2020 and March 30, 2019, respectively.
As used in this report, references to “Grocery Outlet,”“the Company,”“the registrant,”“we,”“us” and “our,” refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators (“IOs”) run our stores and create a neighborhood feel through personalized customer service and a localized product offering. This differentiated approach has driven 16 consecutive years of positive comparable store sales growth. As of March 28, 2020, we had 355 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
Initial Public Offering
On June 24, 2019, we completed our initial public offering (“IPO”) of 19,765,625 shares of our common stock at a public offering price of $22.00 per share for net proceeds of $407.7 million, after deducting underwriting discounts and commissions of $27.1 million. We incurred related offering costs of $7.2 million, which we recognized as a charge to additional paid-in capital. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.
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
Secondary Public Offerings
On October 8, 2019, certain of our selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million which we recognized in selling, general and administrative expenses during fiscal 2019. We received $3.2 million in cash (excluding withholding taxes) in connection with the exercise of 451,470 options by certain stockholders participating in this secondary public offering.
On February 3, 2020, certain of our selling stockholders completed an additional secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million which we recognized in selling, general and administrative expenses during the 13 weeks ended March 28, 2020. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
On April 27, 2020, certain of our selling stockholders completed a third secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.0 million and received $1.6 million in cash (excluding withholding taxes) in connection with the exercise of 269,000 options by certain stockholders participating in this secondary public offering. See Note 10 to the condensed consolidated financial statements for additional information.

COVID-19
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. As a result, many states, including states where we have significant operations, have declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. As of the date of this filing, grocery stores are considered essential businesses in states and counties that have enacted requirements that residents leave their homes only for essential business (“shelter in place requirements”) and are able to continue operating. However, we expect that our IOs may face staffing challenges as long as school closures and COVID-19-related concerns exist. In addition, certain inventory items such as water, beans and bread as well as key cleaning supplies and protective equipment have been, and may continue to be, in short supply. These factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Further, planned construction and opening of new stores may be negatively impacted due to shelter in place requirements and the closure of government offices in certain areas. In the event that an employee, IO, or IO employee tests positive for COVID-19, we may have to temporarily close a store, office or distribution center for cleaning and/or quarantine one or more employees which could negatively impact our financial results. We expect to incur incremental cleaning and safety costs at our facilities, costs for protective equipment and supplies, and higher personnel expense at our warehouses and corporate offices. In addition, we will incur additional expenses as a result of certain increased costs related to our independent operators. For example, we are paying a portion of the costs of protective equipment, cleaning supplies and bags for our IOs as well as reducing interest rates on outstanding IO note balances. We cannot reasonably estimate the length or severity of this pandemic, but it could have a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020. See “Item 1A. Risk Factors—Major health epidemics, such as the outbreak caused by a coronavirus (COVID-19), and other outbreaks could disrupt and adversely affect our operations, financial condition and business” for additional information.
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
First Quarter of Fiscal 2020 Overview
Key financial and operating performance results for the first quarter of fiscal 2020 were as follows:
•Net sales increased by 25.4% to $760.3 million from $606.3 million in the first quarter of fiscal 2019; comparable store sales increased by 17.4% compared to a 4.2% increase in the same period last year.
•We opened 10 new stores and closed 2, ending the first quarter of fiscal 2020 with 355 stores in six states.
•Net income increased by 235.0% to $12.6 million, or $0.13 per diluted share, compared to net income of $3.8 million, or $0.06 per diluted share, in the first quarter of fiscal 2019.
•Adjusted EBITDA(1) increased 45.8% to $57.0 million compared to $39.1 million in the first quarter of fiscal 2019.
•Non-GAAP adjusted net income(1) increased 242.2% to $34.0 million, or $0.36 per non-GAAP diluted share, compared to $9.9 million, or $0.15 per non-GAAP diluted share, in the first quarter of fiscal 2019.
______________________________________
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
We recognize revenues from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Discounts provided to customers by us are recognized at the time of sale as a reduction in sales as the products are sold. Discounts that are funded solely by IOs are not recognized as a reduction in sales as the IO bears the incidental costs arising from the discount. We do not accept manufacturer coupons. Sales consist of sales from comparable stores and non-comparable stores, described below under “Comparable Store Sales.” Growth of our sales is generally driven by expansion of our store base in existing and new markets as well as comparable store sales growth. Sales are impacted by the spending habits of our customers, product mix and availability, as well as promotional and competitive activities. Our ever-changing selection of offerings across diverse product categories supports growth in sales by attracting new customers and encouraging repeat visits from our existing customers. The spending habits of our customers are subject to changes in macroeconomic conditions, such as those experienced beginning in March 2020 due to the COVID-19 pandemic, and changes in discretionary income. Our customers’ discretionary income is primarily impacted by wages, fuel and other cost-of-living increases including food-at-home inflation, as well as consumer trends and preferences, which fluctuate depending on the environment. Because we offer a broad selection of merchandise at extreme values, historically we have benefited from periods of economic uncertainty.
Cost of Sales, Gross Profit and Gross Margin
Cost of sales includes, among other things, merchandise costs, inventory markdowns, inventory losses and transportation, distribution and warehousing costs, including depreciation. Gross profit is equal to our sales less our cost of sales. Gross margin is gross profit as a percentage of our sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is impacted by product mix and availability, as some products generally provide higher gross margins, and by our merchandise costs, which can vary. Gross margin is also impacted by the costs of distributing and transporting product to our stores, which can vary. Our gross profit is variable in nature and generally follows changes in sales. While our disciplined buying approach has produced consistent gross margins throughout economic cycles which we believe has helped to mitigate adverse impacts on gross profit and results of operations, rapid changes in consumer demand like we experienced during March 2020 as our customers reacted to COVID-19 pandemic could result in unexpected changes to our gross margins. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures of our competitors and other retailers. As a result, our gross profit and gross margin may not be comparable to similar data made available by our competitors and other retailers.
Selling, General and Administrative Expenses
SG&A expenses are comprised of both store-related expenses and corporate expenses. Store-related expenses include commissions paid to IOs, occupancy and shared maintenance costs, Company-operated store expenses, including payroll, benefits, supplies and utilities and the cost of opening new IO stores. Corporate expenses include payroll and benefits for corporate and field support, marketing and advertising, insurance and professional services and recruiting and training costs associated with our Aspiring Operators in Training program. SG&A generally increases as we grow our store base and invest in our corporate infrastructure. SG&A expenses related to commissions paid to IOs are variable in nature and generally increase as gross profits rise and decrease as gross profits decline. The remainder of our expenses are primarily fixed in nature. We continue to closely manage our expenses and monitor SG&A as a percentage of sales. The components of our SG&A may not be comparable to the components of similar measures of other retailers. We expect that our SG&A will continue to increase in future periods as we continue to grow our sales revenue.
Operating Income
Operating income is gross profit less SG&A, depreciation and amortization and share-based compensation. Operating income excludes interest expense, net, debt extinguishment and modification costs and income tax expense. We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of sales (amounts in thousands, except for percentages):

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Net sales	$760,308	$606,271
Cost of sales	523,282	419,254
Gross profit	237,026	187,017
Operating expenses:
Selling, general and administrative	186,931	152,854
Depreciation and amortization	12,945	12,296
Share-based compensation	20,277	211
Total operating expenses	220,153	165,361
Income from operations	16,873	21,656
Other expenses:
Interest expense, net	5,834	16,438
Debt extinguishment and modification costs	198	—
Total other expenses	6,032	16,438
Income before income taxes	10,841	5,218
Income tax expense (benefit)	(1,801)	1,444
Net income and comprehensive income	$12,642	$3,774

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Percentage of Sales (1)
Net sales	100.0%	100.0%
Cost of sales	68.8%	69.2%
Gross profit	31.2%	30.8%
Operating expenses:
Selling, general and administrative	24.6%	25.2%
Depreciation and amortization	1.7%	2.0%
Share-based compensation	2.7%	—%
Total operating expenses	29.0%	27.3%
Income from operations	2.2%	3.6%
Other expenses:
Interest expense, net	0.8%	2.7%
Debt extinguishment and modification costs	—%	—%
Total other expenses	0.8%	2.7%
Income before income taxes	1.4%	0.9%
Income tax expense (benefit)	(0.2)%	0.2%
Net income and comprehensive income	1.7%	0.6%
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
We expect new store growth of IO stores to be the primary driver of our sales growth over the long term. We lease substantially all of our store locations. Our initial lease terms on stores are typically ten years with options to renew for two or three successive five-year periods.
Comparable Store Sales
We use comparable store sales as an operating metric to measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. Comparable store sales are impacted by the same factors that impact sales.
Comparable store sales consists of sales from our stores beginning on the first day of the fourteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been closed for an extended period as well as any planned store closures or dispositions. When applicable, as it will be in fiscal 2020, we exclude the sales in the non-comparable week of a 53-week year from the same store sales calculation.
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

The following table summarizes key operating metrics and non-GAAP components of our results of operations (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Other Financial and Operations Data
Number of new stores	10	8
Number of stores open at end of period	355	323
Comparable store sales growth (1)	17.4%	4.2%
EBITDA (2)	$30,245	$34,505
Adjusted EBITDA (2)	$57,027	$39,123
Non-GAAP adjusted net income (2)	$34,039	$9,947
_______________________
(1)Comparable store sales consist of sales from our stores beginning on the first day of the fourteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved.
(2)See “GAAP to Non-GAAP Reconciliations” section below for a reconciliation from our net income to EBITDA and adjusted EBITDA, net income to non-GAAP adjusted net income, and GAAP to non-GAAP earnings per share for the periods presented.
GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to non-GAAP adjusted net income, and our GAAP to non-GAAP earnings per share:

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Net income	$12,642	$3,774
Interest expense, net	5,834	16,438
Income tax expense (benefit)	(1,801)	1,444
Depreciation and amortization expenses (a)	13,570	12,849
EBITDA	30,245	34,505
Share-based compensation expenses (b)	20,277	211
Debt extinguishment and modification costs (c)	198	—
Non-cash rent (d)	2,214	1,862
Asset impairment and gain or loss on disposition (e)	975	182
New store pre-opening expenses (f)	406	421
Provision for accounts receivable reserves (g)	848	1,483
Other (h)	1,864	459
Adjusted EBITDA	$57,027	$39,123

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Net income	$12,642	$3,774
Share-based compensation expenses (b)	20,277	211
Debt extinguishment and modification costs (c)	198	—
Non-cash rent (d)	2,214	1,862
Asset impairment and gain or loss on disposition (e)	975	182
New store pre-opening expenses (f)	406	421
Provision for accounts receivable reserves (g)	848	1,483
Other (h)	1,864	459
Amortization of purchase accounting assets and deferred financing costs (i)	2,936	3,916
Tax effect of total adjustments (j)	(8,321)	(2,361)
Non-GAAP adjusted net income	$34,039	$9,947
GAAP earnings per share
Basic	$0.14	$0.06
Diluted	$0.13	$0.06
Non-GAAP adjusted earnings per share
Basic	$0.38	$0.15
Diluted	$0.36	$0.15
GAAP weighted average shares outstanding
Basic	89,481	68,514
Diluted	94,869	68,553
Non-GAAP weighted average shares outstanding
Basic	89,481	68,514
Diluted	94,869	68,553
___________________________
(a)Includes depreciation related to our distribution centers which is included within the cost of sales line item in our condensed consolidated statements of operations and comprehensive income. See Note 1 to the condensed consolidated financial statements for additional information about the components of cost of sales.
(b)Represents non-cash share-based compensation expense of $20.1 million and $0.1 million in the 13 weeks ended March 28, 2020 and March 30, 2019, respectively. During the first quarter of fiscal 2020, we incurred $18.5 million in share-based compensation expense related to 4.1 million performance-based stock options that vested in conjunction with the closing of the February 3, 2020 secondary offering. Includes immaterial cash dividends paid on vested share-based awards during the first quarter of fiscal 2020 and 2019 for cash dividends declared in connection with our recapitalizations in fiscal 2018 and 2016.
(c)Represents the write-off of debt issuance costs and debt discounts related to the repricing and/or repayment of our credit facilities. See Note 4 to the condensed consolidated financial statements for additional information.
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
(g)Represents non-cash changes in reserves related to our IO notes and accounts receivable. The first quarter of 2020 reflects the adoption of ASU 2016-13. See Note 2 to the condensed consolidated financial statements for additional information.
(h)Other non-recurring, non-cash or discrete items as determined by management, such as transaction related costs including costs related to the February 3, 2020 secondary offering, personnel-related costs, store closing costs, legal expenses, strategic project costs, and miscellaneous costs.
(i)Represents the amortization of debt issuance costs and incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, which included trademarks, customer lists, and below-market leases.
(j)Represents the tax effect of the total adjustments. Because of the increased impact of discrete items on our effective tax rate including the excess tax benefits from the exercise and vest of share-based awards, beginning in the fourth quarter of fiscal 2019, we changed our methodology to calculate the tax effect of the total adjustments on a discrete basis excluding any non-recurring and unusual tax items. Prior to the fourth quarter of fiscal 2019, the methodology we used was to calculate the tax effect of the total adjustments using our quarterly effective tax rate.

Comparison of the 13 weeks ended March 28, 2020 and March 30, 2019 (dollars in thousands)
Net Sales

	13 Weeks Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Net sales	$760,308	$606,271	$154,037	25.4%
The increase in net sales for the first quarter of fiscal 2020 compared to the same period in fiscal 2019 was primarily attributable to an increase in comparable store sales, as well as 32 net new stores opened over the last 12 months. Comparable store sales increased 17.4% for the first quarter of 2020 compared to the same period in fiscal 2019, driven by increases in both number of transactions and average transaction size resulting from changes in customer shopping behavior caused by the COVID-19 pandemic.
Cost of Sales

	13 Weeks Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Cost of sales	$523,282	$419,254	$104,028	24.8%
% of net sales	68.8%	69.2%
The increase in cost of sales for the first quarter of fiscal 2020 compared to the same period in fiscal 2019 was primarily the result of new store growth and an increase in comparable store sales. Costs as a percentage of sales decreased slightly due to reduced product markdowns and throwaways resulting from faster inventory turnover as well as lower distribution costs as a percentage of sales. We expect that supply chain and distribution costs will increase in the second quarter as we replenish store and warehouse inventory levels.
Gross Profit and Gross Margin

	13 Weeks Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Gross profit	$237,026	$187,017	$50,009	26.7%
Gross margin	31.2%	30.8%
The increase in gross profit for the first quarter of fiscal 2020 compared to the same period in fiscal 2019 was primarily the result of new store growth and an increase in comparable store sales. Our gross margin increased modestly for the first quarter of fiscal 2020 compared to the same period in fiscal 2019 primarily due to lower cost of sales as a percentage of sales as discussed previously.
Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
SG&A	$186,931	$152,854	$34,077	22.3%
% of net sales	24.6%	25.2%
The increase in SG&A for the first quarter of fiscal 2020 compared to the same period in fiscal 2019 was primarily driven by increased selling expenses related to higher sales volume. These increased expenses consisted primarily of variable commission payments to independent operators, store occupancy and maintenance costs, costs to comply with public company reporting requirements, costs associated with our February 3, 2020 secondary offering, as well as investments in general and administrative infrastructure to support the continued growth in the business.
As a percentage of sales, SG&A decreased for the first quarter of fiscal 2020 compared to the same period in fiscal 2019. However, we expect SG&A expense as a percentage of sales to increase in the second quarter of fiscal 2020 due to incremental costs associated with COVID-19 such as incremental cleaning and safety costs at our facilities, costs for protective equipment and supplies, and higher personnel expense at our warehouses and corporate office. In addition, we will continue to incur additional costs to comply with public company requirements including incremental insurance, accounting, and legal expense as well as costs required to comply with the Sarbanes-Oxley Act.

Depreciation and Amortization Expense

	13 Weeks Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Depreciation and amortization	$12,945	$12,296	$649	5.3%
% of net sales	1.7%	2.0%
The increase in depreciation and amortization expenses for the first quarter of fiscal 2020 compared to the same period in fiscal 2019 is primarily driven by new store growth and other capital investments.
Share-based Compensation Expense

	13 Weeks Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Share-based compensation	$20,277	$211	$20,066	9,510.0%
% of net sales	2.7%	—%
The increase in share-based compensation expenses for the first quarter of fiscal 2020 compared to the same period in fiscal 2019 was primarily driven by share-based compensation expense for time-based and performance-based stock options and RSUs granted prior to and subsequent to the closing of our IPO on June 24, 2019. During the first quarter of fiscal 2020, we incurred $18.5 million in share-based compensation expense related to 4.1 million performance-based stock options that vested in conjunction with the closing of the February 3, 2020 secondary offering. Prior to the closing of our IPO, share-based compensation expense was primarily related to share-based awards granted to our board of directors and dividends paid in relation thereto. See Note 5 to the condensed consolidated financial statements for additional information.
On April 27, 2020, certain of our selling stockholders completed an additional secondary public offering of shares of our common stock. In conjunction with this secondary offering, certain performance criteria were achieved resulting in the vesting of the remaining 1.7 million unvested outstanding performance-based stock options. We expect to recognize approximately $7.7 million of share-based compensation expense associated with the vesting of these performance-based stock options during the second quarter of fiscal 2020, after which all outstanding performance-based stock options issued by us will be fully expensed and fully vested. See Note 10 to the condensed consolidated financial statements for additional information.
Interest Expense, net

	13 Weeks Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Interest expense, net	$5,834	$16,438	$(10,604)	(64.5)%
% of net sales	0.8%	2.7%
The decrease in net interest expense for the first quarter of fiscal 2020 compared to the same period in fiscal 2019 was primarily driven by lower total borrowings under our First Lien Credit Agreement and the repayment in full of our Second Lien Credit Agreement in June 2019. We expect interest expense for the remainder of fiscal 2020 will increase relative to the first fiscal quarter based on the amount of time the $90.0 million borrowed under the revolving credit facility remains outstanding, among other factors. See Note 4 to the condensed consolidated financial statements for additional information.
Debt Extinguishment and Modification Costs

	13 Weeks Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Debt extinguishment and modification costs	$198	—	$198	100.0%
% of net sales	—%	—%
During the first quarter of fiscal 2020, we wrote off approximately $0.1 million of debt issuance costs and incurred $0.1 million in debt modification costs related to the repricing and amendment of our First Lien Credit Agreement. There were no such costs incurred during the first quarter of fiscal 2019. See Note 4 to the condensed consolidated financial statements for additional information.

Income Tax Expense

	13 Weeks Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Income tax (benefit) expense	$(1,801)	$1,444	$(3,245)	(224.7)%
% of net sales	(0.2)%	0.2%
Effective tax rate	(16.6)%	27.7%
The net income tax benefit for the first quarter of fiscal 2020 compared to the net income tax expense in the same period in fiscal 2019, was primarily the result of excess tax benefits from the exercise of stock options and vesting of employee restricted stock units during the first quarter of fiscal 2020.
Net Income

	13 Weeks Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Net income	$12,642	$3,774	$8,868	235.0%
% of net sales	1.7%	0.6%
As a result of the foregoing factors, including the $5.0 million excess tax benefit described above, net income increased substantially for the first quarter of fiscal 2020 compared to the same period in fiscal 2019.
Adjusted EBITDA

	13 Weeks Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Adjusted EBITDA	$57,027	$39,123	$17,904	45.8%
The increase in adjusted EBITDA for the first quarter of 2020 compared to the same period in fiscal 2019 was primarily due to the increase in net sales, which was primarily driven by an increase in comparable store sales of 17.4% and an increase in store count compared to the same period in fiscal 2019. Additionally, gross margin rate increased modestly for the first quarter of fiscal 2020 compared to the same period in fiscal 2019 as discussed above. We expect second quarter fiscal 2020 adjusted EBITDA to be impacted by additional costs as a result of the COVID-19 pandemic, such as incremental cleaning and safety costs, corporate and distribution center personnel expense, costs for protective equipment and supplies at our stores, and supply chain costs.
Non-GAAP adjusted Net Income

	13 Weeks Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Non-GAAP adjusted net income	$34,039	$9,947	$24,092	242.2%
The increase in non-GAAP adjusted net income for the first quarter of 2020 compared to the same period in fiscal 2019 was primarily due to an increase in net sales, which was primarily driven by an increase in comparable store sales of 17.4% and an increase in store count compared to the same period in fiscal 2019. In addition, non-GAAP adjusted net income benefited from lower net interest expense and a net income tax benefit for the first quarter of fiscal 2020 compared to the same period in fiscal 2019 as discussed above.

Liquidity and Capital Resources
Sources of Liquidity
As of March 28, 2020, we had cash and cash equivalent of $160.9 million, which consisted principally of cash held in checking and money market accounts with financial institutions, approximately $90.0 million of which is due to the borrowings under the revolving credit facility of our First Lien Credit Agreement. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We funded our liquidity requirements through cash generated from our operations, cash received from the initial public offering of our common stock and borrowings and availability under our First Lien Credit Agreement.
Public Offerings
On June 24, 2019, we completed an initial public offering (“IPO”) of 19,765,625 shares of our common stock at a public offering price of $22.00 per share for net proceeds of $407.7 million, after deducting underwriting discounts and commissions of $27.1 million and offering costs of $7.2 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.
On October 8, 2019, certain of our selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million and received $3.2 million in cash (excluding withholding taxes) in connection with the exercise of 451,470 options by certain stockholders participating in this secondary public offering.
On February 3, 2020, certain of our selling stockholders completed an additional secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million and received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
On April 27, 2020, certain of our selling stockholders completed a third secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.0 million and received $1.6 million in cash (excluding withholding taxes) in connection with the exercise of 269,000 options by certain stockholders participating in this secondary public offering. See Note 10 to the condensed consolidated financial statements for additional information.
The terms of our credit agreements permit voluntarily prepayment without premium or penalty. In connection with the closing of our IPO, we used the net proceeds from the IPO to repay the outstanding $150.0 million in principal on the term loan under our second lien credit agreement, dated as of October 22, 2018 (as amended, the “Second Lien Credit Agreement”), as well as accrued and unpaid interest as of that date of $3.6 million, and terminated the Second Lien Credit Agreement. In addition, using the remainder of net proceeds, together with excess cash on hand, we prepaid a portion of our outstanding senior secured term loan under our First Lien Credit Agreement (as defined below) totaling $248.0 million plus accrued interest of $3.8 million.
First Lien Credit Agreement
First Incremental Agreement — On July 23, 2019, we entered into an incremental agreement (the “First Incremental Agreement”) to amend the First Lien Credit Agreement. The First Incremental Agreement refinanced the term loan outstanding under the First Lien Credit Agreement with a replacement $475.2 million senior secured term loan (the “First Replacement Term Loan”) with an applicable margin of 3.50% or 3.25% for Eurodollar loans and 2.50% or 2.25% for base rate loans. The First Replacement Term Loan matured on October 22, 2025, which was the same maturity date as the prior term loan under the First Lien Credit Agreement. On October 23, 2019, we prepaid $15.0 million of principal on the First Replacement Term Loan.
Second Incremental Agreement — On January 24, 2020, we entered into a second incremental agreement (the “Second Incremental Agreement”) which amended the First Incremental Agreement. The Second Incremental Agreement refinanced the First Replacement Term loan under the First Incremental Agreement with a replacement $460.0 million senior secured term loan (the “Second Replacement Term Loan”) with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, and made certain other technical changes and updates to the First Incremental Agreement. The interest rate on the Second Replacement Term Loan was 4.38% as of March 28, 2020. The Second Replacement Term Loan matures on October 22, 2025, which is the same maturity date as prior term loans under the original First Lien Credit Agreement and First Incremental Agreement.
Other than as described above, the Second Replacement Term Loan has the same terms as provided under the original First Lien Credit Agreement and the First Incremental Agreement. Additionally, the parties to the Second Incremental Agreement continue to have the same obligations set forth in the original First Lien Credit Agreement and the First Incremental Agreement (collectively, the “First Lien Credit Agreement”).

Revolving Credit Facility Loan — On March 19, 2020, we borrowed $90.0 million under the revolving credit facility of our First Lien Credit Agreement (the “Revolving Credit Facility Loan”), the proceeds of which are to be used as reserve funding for working capital needs as a precautionary measure in light of the economic uncertainty surrounding the current COVID-19 pandemic. The revolving credit facility loan may be repaid and reborrowed at any time. The interest rate on the revolving credit facility loan is 4.43% as of March 28, 2020. Interest on the revolving credit facility loan is due and payable at the end of each continuation period (as defined in the First Lien Credit Agreement), and the outstanding principal on the revolving credit facility loan is due and payable on October 23, 2023, the maturity date of the revolving credit facility.
Debt Covenant Requirements — The First Lien Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The First Lien Credit Agreement has the ability to restrict us from entering into certain types of transactions and making certain types of payments including dividends and stock repurchase and other similar distributions, with certain exceptions. Additionally, the revolving credit facility under our First Lien Credit Agreement is subject to a first lien secured leverage ratio (as defined in the First Lien Credit Agreement) of 7:00 to 1:00.
As of March 28, 2020, we were in compliance with all applicable financial covenant requirements and the first lien secured leverage ratio testing requirement for our First Lien Credit Agreement.
Liquidity Requirements
Our primary working capital requirements are for the purchase of inventory, payroll, rent, issuance of IO notes, other store facilities costs, distribution costs and general and administrative costs. Our working capital requirements fluctuate during the year, driven primarily by the timing of inventory fluctuations, new store openings and capital spending.
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
Based on our new store growth plans, we believe our existing cash and cash equivalents position, cash generated from our operations, and borrowings under our revolving credit facility will be adequate to finance our working capital requirements, planned capital expenditures and debt service over the next 12 months. If cash generated from our operations and borrowings under our revolving credit facility are not sufficient or available to meet our liquidity requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders. Additionally, we may seek to take advantage of market opportunities to refinance our existing debt instruments with new debt instruments at interest rates, maturities and terms we deem attractive. We may also, from time to time, in our sole discretion, purchase or retire all or a portion of our existing debt instruments through privately negotiated or open market transactions.

Cash Flows
The following table sets forth a summary our cash flows for the periods presented (in thousands, except percentages):

	13 Weeks Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Net cash provided by operating activities	$67,820	$22,240	$45,580	205%
Net cash used in investing activities	$(29,793)	$(19,997)	$(9,796)	49%
Net cash provided by (used in) financing activities	$94,808	$(3,710)	$98,518	2,655%
Net increase in cash and cash equivalents	$132,835	$(1,467)	$134,302	9,155%
Cash Provided by Operating Activities
Net cash provided by operating activities was $67.8 million for the 13 weeks ended March 28, 2020, compared to net cash provided by operating activities of $22.2 million for the same period in fiscal 2019. The increase in net cash provided by operating activities for the 13 weeks ended March 28, 2020 compared to the same period in fiscal 2019 was the result of an increase in working capital largely driven by a reduction in inventory due to increased net sales related to the COVID-19 pandemic, as well as increased net sales driven by comparable store sales and new store growth, partially offset by increased cost of sales and operating expenses, particularly IO commissions.
Cash Used in Investing Activities
Net cash used in investing activities for the 13 weeks ended March 28, 2020 and for the same period in fiscal 2019 was primarily for capital expenditures for new store openings and cash advances to IOs. The increase in net cash used in investing activities of $9.8 million for the 13 weeks ended March 28, 2020 compared to the same period in fiscal 2019 was primarily related to capital expenditures including the construction of newly opened stores and stores under development. We had ten new store openings and one store relocation in the 13 weeks ended March 28, 2020 compared to eight new store openings in same period of fiscal 2019.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $94.8 million for the 13 weeks ended March 28, 2020 compared to net cash used in financing activities of $3.7 million for the same period in fiscal 2019. The increase in net cash provided by financing activities was primarily due to proceeds received from our Revolving Credit Facility Loan and proceeds received from the exercise of share-based awards, partially offset by payments on borrowings.

Off-Balance Sheet Arrangements
As of March 28, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There have been no material changes to our contractual obligations during the 13 weeks ended March 28, 2020 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2020, except for the $90.0 million Revolving Credit Facility Loan as discussed in the “Liquidity and Capital Resources” section above.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
There have been no material changes to our critical accounting policies and estimates during the 13 weeks ended March 28, 2020 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed with the SEC on March 25, 2020.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of March 28, 2020, our outstanding credit facilities included a $460.0 million term loan (the “Second Replacement Term Loan”) and a $90.0 million revolving credit facility loan (the “Revolving Credit Facility Loan”) under our First Lien Credit Agreement. As of March 28, 2020, the interest rate on the Second Replacement Term Loan was 4.38% and the interest rate on the Revolving Credit Facility Loan was 4.43% (See Note 4 to the condensed consolidated financial statements for additional information). Based on the outstanding balances and interest rates of our credit facilities as of March 28, 2020, a hypothetical 10% relative increase or decrease in the effective interest rates would cause an increase or decrease in interest expense of approximately $2.1 million over the next 12 months.
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

Item 4. Control Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level as of March 28, 2020.
Changes in Internal Control over Financial Reporting
During the quarter ended March 28, 2020, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls in order to ensure their continued design and operating effectiveness.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be party to litigation that arises in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors
Except as described below, there have been no substantive changes or additions to the risk factors previously disclosed in our prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 23, 2020, and any documents incorporated by reference therein, that we believe are material to our business, financial condition, results of operations, cash flows or growth prospects.
Major health epidemics, such as the outbreak caused by a coronavirus (COVID-19), and other outbreaks could disrupt and adversely affect our operations, financial condition and business.
The United States and other countries have experienced, and may experience in the future, major health epidemics related to viruses or other pathogens. For example, there was an outbreak of COVID-19, a novel coronavirus, in China in December 2019, which by March 2020 had spread to the United States and other countries and declared a global pandemic. As a result, most states where we have a significant number of stores have declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. We expect that our IOs may face staffing challenges so long as school closures and COVID-19-related concerns exist. In addition, certain inventory items such as water, beans and bread as well as key cleaning supplies and protective equipment have been, and may continue to be, in short supply. Supply for inventory, including opportunistic inventory, may be negatively impacted as overall demand for inventory has increased, which could negatively impact our margin. These factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Furthermore, we and our IOs will incur additional expenditures in connection with the spread of COVID-19 and legislation that has passed or may be passed in response to COVID-19, including but not limited to costs for supplies, additional employee benefits and premium and/or premium pay, which may negatively affect our financial results. Further, for example, California recently enacted by executive order changes to the state's worker compensation standards providing that employees who have to work outside of the home and who contract COVID-19 are presumed to have a workplace injury covered by the worker's compensation system. Our planned construction and opening of new stores may be negatively impacted due to state or county shelter in place requirements and the closure of government offices in certain areas which could negatively impact our financial results. We have transitioned a significant subset of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including an increased risk of phishing and other cybersecurity attacks. In the event that an employee, IO, or IO employee tests positive for COVID-19, we have had to, and may in the future have to, temporarily close one or more stores, offices or distribution centers for cleaning and/or quarantine one or more employees, which could negatively impact our financial results. In addition, if one of more of our employees, IOs, IOs’ employees or customers becomes ill from COVID-19 and attributes their exposure to such illness to us or one of our stores, we and/or our IOs could be subject to allegations of failure to adequately mitigate the risk of such exposure. Such allegations could harm our reputation and sales and expose us to the risks of litigation and liability. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19. We are continuing to monitor the spread of COVID-19 and related risks. The magnitude and duration of the pandemic and its impact on our business, results of operations, financial position, and cash flows are uncertain as this continues to evolve globally.
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
Additionally, a prolonged widespread epidemic, or the perception that such an epidemic may occur, could adversely impact global economies and financial markets resulting in an economic downturn that may impact demand for our products. For example, during March and April 2020, the United States saw a significant increase in unemployment claims and other indications of a significant economic slowdown related to the COVID-19 pandemic. Such impacts could adversely affect our operations, profitability, cash flows and financial results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the Risk Factors section of our prospectus filed with the SEC on April 23, 2020, which are incorporated by reference herein, such as those relating to our substantial level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Default Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
The Compensation Committee of our Board of Directors has approved a form of Performance Stock Unit Grant Notice and Agreement (the “PSU Award Agreement”) for the award of performance-based restricted stock units (“PSUs”) to eligible persons under the Grocery Outlet Holding Corp. 2019 Incentive Plan (the “2019 Incentive Plan”). As of May 12, 2020, no PSU awards had been made under the PSU Award Agreement. The PSU Award Agreement provides for the grant of PSUs, of which generally 50% will vest upon the satisfaction of certain Revenue-based targets and 50% will vest upon the satisfaction of certain Adjusted EBITDA growth-based targets during a three-year performance period (in each case, as defined in the PSU Award Agreement). The number of shares issuable pursuant to a PSU Award Agreement will depend on the level of the Company’s achievement against the performance targets set forth in the PSU Award Agreement. The applicable performance targets will be set by the Compensation Committee for the performance period covered by PSU Award Agreement. In general, the PSU Award Agreement provides that payout can range from 0% of the target number of shares subject to the PSUs to 200% of the target number of shares subject to the PSUs, depending on the level of achievement.
The PSUs will generally vest, if at all, upon certification of achievement by the Compensation Committee at the end of the applicable performance period, subject to the recipient’s continued service through such certification date. In the event that the award recipient’s service is terminated by the Company as a result of death or Disability, in each case, prior to a Change in Control (such terms as defined in the 2019 Incentive Plan), a portion of the PSUs will vest based on target performance as of the date of such termination on a prorated basis, based on the number of days the recipient provided service to the Company in the performance period. In the event that the award recipient’s service is terminated by the Company without Cause (as such term is defined in the 2019 Incentive Plan) prior to a Change in Control, a portion of the PSUs will remain outstanding and eligible to vest based on actual performance, based on the number of days the recipient provided service to the Company in the performance period (provided that, in the event of a Change in Control following such termination, the outstanding portion of the PSUs will instead be calculated based on target performance and will vest as of the last day of the performance period). In the event the award recipient’s service is terminated by the Company without Cause, by the recipient for Good Reason (as defined in the PSU Award Agreement) or by reason of death or Disability, in each case, on or following a Change of Control, the number of earned PSUs (which will be calculated based on target performance as of immediately prior to the Change in Control) will vest in full as of the date service is terminated. Capitalized terms not otherwise defined this Item 5 shall have the meaning as set forth for such terms in the PSU Award Agreement.
A copy of the PSU Award Agreement is attached hereto as Exhibit 10.3. The summary of the PSU Award Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the attached form.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.2
10.1	Incremental Agreement, dated as of January 24, 2020, among GOBP Holdings, Inc., Globe Intermediate Corp., certain subsidiaries of GOBP Holdings, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent	8-K	001-38950	1/24/2020	10.1
10.2†	Transition Agreement, dated January 7, 2020, by and between Grocery Outlet Holding Corp. and S. MacGregor Read, Jr.	8-K	001-38950	1/7/2020	10.1
10.3†*	Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)
10.4†*	Form of Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grocery Outlet Holding Corp.
Date:	May 12, 2020	By:	/s/ Charles Bracher
Charles Bracher Chief Financial Officer (Principal Financial Officer)

Grocery Outlet Holding Corp.
Date:	May 12, 2020	By:	/s/ Lindsay Gray
Lindsay Gray Vice President and Corporate Controller (Principal Accounting Officer)