Form 10-Q
period 2020-06-27
Grocery Outlet Holding Corp.
filed 2020-08-11
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 7, 2020, the registrant had 91,600,914 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 27, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$79,803	$28,101
Independent operator receivables and current portion of independent operator notes, net of allowance $1,114 and $1,283	6,783	7,003
Other accounts receivable, net of allowance $44 and $19	6,460	2,849
Merchandise inventories	229,273	219,420
Prepaid expenses and other current assets	12,514	13,453
Total current assets	334,833	270,826
Independent operator notes, net of allowance $8,064 and $9,088	24,660	20,331
Property and equipment, net	378,076	356,614
Operating lease right-of-use assets	784,224	734,327
Intangible assets, net	46,966	47,792
Goodwill	747,943	747,943
Other assets	7,591	7,696
Total assets	$2,324,293	$2,185,529
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$104,704	$119,217
Accrued expenses	32,669	31,363
Accrued compensation	16,497	14,915
Current portion of long-term debt	112	246
Current lease liabilities	43,383	38,245
Income and other taxes payable	10,543	4,641
Total current liabilities	207,908	208,627
Long-term debt, net	448,048	447,743
Deferred income taxes	11,236	16,020
Long-term lease liabilities	823,700	767,755
Total liabilities	1,490,892	1,440,145
Commitments and contingencies (Note 8)
Stockholders’ equity:
Voting common stock, par value $0.001 per share, 500,000,000 shares authorized; 91,418,273 and 89,005,062 shares issued and outstanding, respectively	91	89
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	762,883	717,282
Retained earnings	70,427	28,013
Total stockholders’ equity	833,401	745,384
Total liabilities and stockholders’ equity	$2,324,293	$2,185,529
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$803,429	$645,289	$1,563,737	$1,251,560
Cost of sales	549,678	446,569	1,072,960	865,823
Gross profit	253,751	198,720	490,777	385,737
Operating expenses:
Selling, general and administrative	198,002	157,641	384,933	310,495
Depreciation and amortization	13,215	12,594	26,160	24,890
Share-based compensation	10,175	22,750	30,452	22,961
Total operating expenses	221,392	192,985	441,545	358,346
Income from operations	32,359	5,735	49,232	27,391
Other expenses:
Interest expense, net	5,270	15,452	11,104	31,890
Debt extinguishment and modification costs	—	5,162	198	5,162
Total other expenses	5,270	20,614	11,302	37,052
Income (loss) before income taxes	27,089	(14,879)	37,930	(9,661)
Income tax benefit	(2,244)	(4,247)	(4,045)	(2,803)
Net income (loss) and comprehensive income (loss)	$29,333	$(10,632)	$41,975	$(6,858)
Basic earnings (loss) per share	$0.32	$(0.15)	$0.47	$(0.10)
Diluted earnings (loss) per share	$0.30	$(0.15)	$0.43	$(0.10)
Weighted average shares outstanding:
Basic	90,800	70,475	90,152	69,494
Diluted	98,618	70,475	97,333	69,494
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Voting Common		Nonvoting Common		Preferred		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 28, 2019	89,005,062	$89	—	$—	—	$—	$717,282	$28,013	$745,384
Cumulative effect of accounting change								439	439
Exercise and vesting of share-based awards	902,132	1					6,032		6,033
Share-based compensation expense							20,277		20,277
Dividends paid							(147)		(147)
Net income and comprehensive income								12,642	12,642
Balance as of March 28, 2020	89,907,194	90	—	—	—	—	743,444	41,094	784,628
Exercise and vesting of share-based awards	1,511,079	1					9,844		9,845
Tax paid on behalf of employees related to net settlement of share-based awards							(483)		(483)
Share-based compensation expense							10,175		10,175
Dividends paid							(97)		(97)
Net income and comprehensive income								29,333	29,333
Balance as of June 27, 2020	91,418,273	$91	—	$—	—	$—	$762,883	$70,427	$833,401
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued
(in thousands, except share amounts)
(unaudited)

	Voting Common		Nonvoting Common		Preferred		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 29, 2018	67,435,288	$67	1,038,413	$1	1	$—	$287,457	$12,426	$299,951
Cumulative effect of accounting change								169	169
Exercise and vesting of share-based awards	42,438	—					—		—
Share-based compensation expense							211		211
Dividends paid								(254)	(254)
Net income and comprehensive income								3,774	3,774
Balance as of March 30, 2019	67,477,726	$67	1,038,413	$1	1	$—	$287,668	$16,115	$303,851
Exercise and vesting of share-based awards			30,000				314		314
Issuance of common stock upon initial public offering, net of issuance costs	19,765,625	20					400,468		400,488
Conversion of nonvoting to voting common shares	1,068,413	1	(1,068,413)	(1)					—
Redemption of preferred shares					(1)	—			—
Share-based compensation expense							22,750		22,750
Dividends paid								(83)	(83)
Net income (loss) and comprehensive income (loss)								(10,632)	(10,632)
Balance as of June 29, 2019	88,311,764	$88	—	$—	—	$—	$711,200	$5,400	$716,688
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income (loss)	$41,975	$(6,858)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	23,832	20,936
Amortization of intangible and other assets	3,625	5,069
Amortization of debt issuance costs and bond discounts	1,137	1,515
Debt extinguishment and modification costs	198	5,162
Share-based compensation	30,452	22,961
Provision for accounts receivable	(51)	2,064
Deferred income taxes	(4,783)	(2,787)
Other	1,166	415
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(7,244)	3,210
Merchandise inventories	(9,854)	(4,410)
Prepaid expenses and other current assets	938	(4,039)
Income and other taxes payable	5,901	(1,460)
Trade accounts payable, accrued compensation and other accrued expenses	(8,367)	(4,145)
Changes in operating lease assets and liabilities, net	11,131	2,085
Net cash provided by operating activities	90,056	39,718
Cash flows from investing activities:
Cash advances to independent operators	(3,000)	(5,673)
Repayments of cash advances from independent operators	3,017	2,026
Purchases of property and equipment	(49,972)	(39,806)
Proceeds from sales of assets	216	611
Intangible assets and licenses	(2,431)	(1,681)
Net cash used in investing activities	(52,170)	(44,523)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	407,666
Proceeds from exercise of share-based compensation awards	15,878	314
Proceeds from revolving credit facility loan	90,000	—
Payments related to net settlement of share-based compensation awards	(483)	—
Other direct costs paid related to the initial public offering	—	(4,950)
Principal payments on term loans	(187)	(399,813)
Principal payments on revolving credit facility loan	(90,000)	—
Principal payments on other borrowings	(447)	(450)
Dividends paid	(244)	(337)
Debt issuance costs paid	(701)	(11)
Net cash provided by financing activities	13,816	2,419
Net increase in cash and cash equivalents	51,702	(2,386)
Cash and cash equivalents at beginning of period	28,101	21,063
Cash and cash equivalents at end of period	$79,803	$18,677
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with our wholly owned subsidiaries, collectively, “Grocery Outlet,” “we,” or the “Company”) is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of June 27, 2020, we had 362 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
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
On February 3, 2020, certain of our selling stockholders completed an additional secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million which we recognized in selling, general and administrative expenses during the 26 weeks ended June 27, 2020. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
On April 27, 2020, certain of our selling stockholders completed another secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.0 million which we recognized in selling, general and administrative expenses during the 13 and 26 weeks ended June 27, 2020. We received $1.6 million in cash (excluding withholding taxes) in connection with the exercise of 269,000 options by certain stockholders participating in this secondary public offering.
On May 28, 2020, the stockholder affiliated with our former private equity sponsor, Hellman and Friedman LLC, distributed the remainder of its holdings representing 9.6 million shares of our common stock to its equity holders. We did not receive any proceeds or incur any material costs related to this distribution.

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
There were no assets or liabilities measured at fair value on a recurring basis as of June 27, 2020 or December 28, 2019. There were no transfers of assets or liabilities between levels within the fair value hierarchy as of June 27, 2020 or December 28, 2019.
Our financial assets and liabilities are carried at cost, which generally approximates their fair value, as described below:
Cash and cash equivalents, independent operator receivables, other accounts receivable and accounts payable — The carrying value of such financial instruments approximates their fair value due to factors such as their short-term nature or their variable interest rates.
Independent operator notes receivable (net) — The carrying value of such financial instruments approximates their fair value.
Notes payable and term loans — The carrying value of such financial instruments generally approximates their fair value since the stated interest rates approximates market rates for loans with similar terms for borrowers with similar credit profiles. However, in accordance with Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, the fair values of our term loans as of June 27, 2020 and December 28, 2019 are set forth below.
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	June 27, 2020		December 28, 2019
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Term Loans (Level 2)	$458,623	$442,175	$458,682	$466,515
_______________________
(1)The carrying amounts as of June 27, 2020 and December 28, 2019 are net of unamortized debt discounts of $1.4 million and $1.5 million, respectively.
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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any performance obligations, or any material costs to obtain or fulfill a contract as of June 27, 2020 and December 28, 2019.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards (“breakage”) under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $1.8 million as of June 27, 2020 and $2.0 million as of December 28, 2019. Breakage amounts were immaterial for the 13-week periods ended June 27, 2020 and June 29, 2019.
Disaggregated Revenues — The following table presents sales revenue by type of product for the periods indicated (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Perishable (1)	$275,819	$221,473	$529,267	$428,429
Non-perishable (2)	527,610	423,816	1,034,470	823,131
Total sales	$803,429	$645,289	$1,563,737	$1,251,560
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
We had 357, 342 and 324 stores operated by independent operators as of June 27, 2020, December 28, 2019 and June 29, 2019, respectively. We had agreements in place with each independent operator. The independent operator orders its merchandise exclusively from us which is provided to the independent operator on consignment. Under the independent operator agreement, the independent operator may select a majority of merchandise that we consign to the independent operator, which the independent operator chooses from our merchandise order guide according to the independent operator’s knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The independent operator agreement gives the independent operator discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. Independent operators are required to furnish initial working capital and to acquire certain store and safety assets. The independent operator is required to hire, train and employ a properly trained workforce sufficient in number to enable the independent operator to fulfill its obligations under the independent operator agreement. The independent operator is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the independent operator agreement without cause upon 75 days’ notice.
As consignor of all merchandise to each independent operator, the aggregate net sales proceeds from merchandise sales belongs to us. Sales related to independent operator stores were $788.5 million and $629.7 million for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively, and $1.53 billion and $1.22 billion for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively. We, in turn, pay independent operators a commission based on a share of the gross profit of the store. Inventories and related sales proceeds are our property, and we are responsible for store rent and related occupancy costs. Independent operator commissions were expensed and included in selling, general and administrative expenses. Independent operator commissions were $122.5 million and $95.8 million for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively, and $236.9 million and $187.0 million for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively. Independent operator commissions of $9.4 million and $6.1 million were included in accrued expenses as of June 27, 2020 and December 28, 2019, respectively.
Independent operators may fund their initial store investment from existing capital, a third-party loan or most commonly through a loan from us, as further discussed in Note 2. As collateral for independent operator obligations and performance, the operator agreements grant us the security interests in the assets owned by the independent operator. The total investment at risk associated with each independent operator is not sufficient to permit each independent operator to finance its activities without additional subordinated financial support and, as a result, the independent operators are VIEs which we have variable interests in. To determine if we are the primary beneficiary of these VIEs, we evaluate whether we have (i) the power to direct the activities that most significantly impact the independent operator’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the independent operator that could potentially be significant to the independent operator. Our evaluation includes identification of significant activities and an assessment of its ability to direct those activities.
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
Our maximum exposure to the independent operators is generally limited to the gross operator notes and receivables due from these entities, which was $40.6 million and $37.7 million as of June 27, 2020 and December 28, 2019, respectively. See Note 2 for additional information.

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
Recently Issued Accounting Pronouncements
ASU No. 2019-12 — In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies accounting guidance for certain tax matters including franchise taxes, certain transactions that result in a step-up in tax basis of goodwill, and enacted changes in tax laws in interim periods. In addition, it eliminates a company’s need to evaluate certain exceptions relating to the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We will adopt ASU 2019-12 beginning in the first quarter of fiscal 2021 and are currently evaluating the impact on our condensed consolidated financial statements.

Note 2. Independent Operator Notes and Receivables
The amounts included in independent operator notes and accounts receivable consist primarily of funds we loaned to independent operators, net of estimated uncollectible amounts. Independent operator notes are payable on demand and typically bear interest at rates between 3.00% and 9.95%. Accrued interest receivable on independent operator notes is included within the “independent operator receivables and current portion of independent operator notes, net of allowance” line item on the condensed consolidated balance sheets and was $0.4 million and $0.5 million as of June 27, 2020 and December 28, 2019, respectively. There were no independent operator notes that were past due or on a non-accrual status due to delinquency as of June 27, 2020 or December 28, 2019. TCAP notes and receivables, as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from independent operators and the related allowances as of June 27, 2020 and December 28, 2019 consisted of the following (in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
June 27, 2020
Independent operator notes	$35,374	$(579)	$(8,064)	$26,731	$2,071	$24,660
Independent operator receivables	5,247	(535)	—	4,712	4,712	—
Total	$40,621	$(1,114)	$(8,064)	$31,443	$6,783	$24,660

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
December 28, 2019
Independent operator notes	$31,952	$(678)	$(9,088)	$22,186	$1,855	$20,331
Independent operator receivables	5,753	(605)	—	5,148	5,148	—
Total	$37,705	$(1,283)	$(9,088)	$27,334	$7,003	$20,331

A summary of activity in the independent operator notes and receivable allowance was as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Beginning balance	$10,592	$10,259	$10,371	$9,067
Provision for independent operator notes and receivables	(921)	725	(73)	2,208
Cumulative effect of accounting change	—	—	(439)	—
Write-off of provision for independent operator notes and receivables	(493)	(329)	(681)	(620)
Ending Balance	$9,178	$10,655	$9,178	$10,655

The following table presents the amortized cost basis of independent operator notes by year of origination and credit quality indicator as of June 27, 2020 (in thousands):

Credit Quality Indicator	2020 (YTD)	2019	2018	2017	2016	Prior	Total
TCAP	$1,052	$1,369	$836	$203	$290	$—	$3,750
Non-TCAP	2,586	6,091	6,774	2,845	1,200	431	19,927
New store	4,776	6,921	—	—	—	—	11,697
Total	$8,414	$14,381	$7,610	$3,048	$1,490	$431	$35,374

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
Leases for 15 of our store locations and one warehouse location are controlled by related parties. As of June 27, 2020, the right-of-use assets and lease liabilities related to these properties were $41.2 million and $45.5 million, respectively. As of June 27, 2020, we had executed leases for 34 store locations that we had not yet taken possession of with total undiscounted future lease payments of $204.0 million over approximately 17 years.
Our lease terms may include options to extend the lease when we are reasonably certain that we will exercise such options. Based upon our initial investment in store leasehold improvements, we utilize an initial reasonably certain lease life of 15 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 15 years or more. Our leases do not include any material residual value guarantees or material restrictive covenants. We also have non-cancelable subleases with unrelated third parties with future minimum rental receipts as of June 27, 2020 totaling $4.6 million ending in various years through 2028 which have not been deducted from the future minimum lease payments.
The balance sheet classification of our right-of-use lease assets and lease liabilities as of June 27, 2020 was as follows (in thousands):

Leases	Classification
Assets:
Operating lease assets	Operating lease right-of-use assets	$784,224
Finance lease assets	Other assets	5,921
Total leased assets		$790,145
Liabilities:
Current
Operating	Current lease liabilities	$42,546
Finance	Current lease liabilities	837
Noncurrent
Operating	Long-term lease liabilities	818,527
Finance	Long-term lease liabilities	5,173
Total lease liabilities		$867,083
The components of lease expense were as follows (in thousands):

		13 Weeks Ended		26 Weeks Ended
Lease Cost	Classification	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease cost	Selling, general and administrative expenses	$27,569	$23,663	$54,083	$46,874
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	227	174	447	347
Interest on leased liabilities	Interest expense, net	76	53	187	124
Sublease income	Other income	(262)	(297)	(556)	(650)
Net lease cost		$27,610	$23,593	$54,161	$46,695
Short-term lease expense and variable lease payments recorded in operating expenses for the 13 and 26 weeks ended June 27, 2020 and June 29, 2019 were immaterial.

Maturities of lease liabilities as of June 27, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2020	$51,786	$586	$52,372
Fiscal 2021	105,518	1,190	106,708
Fiscal 2022	105,387	1,136	106,523
Fiscal 2023	105,266	1,034	106,300
Fiscal 2024	104,470	969	105,439
Thereafter	839,954	2,543	842,497
Total lease payments	1,312,381	7,458	1,319,839
Less: Imputed interest	(451,308)	(1,448)	(452,756)
Present value of lease liabilities	$861,073	$6,010	$867,083
The weighted-average lease term and discount rate as of June 27, 2020 were as follows:

Weighted-average remaining lease term:
Operating leases	12.2 years
Finance leases	7.2 years
Weighted-average discount rate:
Operating leases	7.19%
Finance leases	6.14%
Supplemental cash flow information related to operating leases was as follows (in thousands):

	26 Weeks Ended
	June 27, 2020	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$49,108	$43,015
Leased assets obtained in exchange for new operating lease liabilities	$57,627	$57,020

Note 4. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	June 27, 2020	December 28, 2019
First Lien Credit Agreement:
Term loan	$460,000	$460,188
Notes payable	112	246
Long-term debt, gross	460,112	460,434
Less: Unamortized debt discounts and debt issuance costs	(11,952)	(12,445)
Long-term debt, less unamortized debt discounts and debt issuance costs	448,160	447,989
Less: Current portion	(112)	(246)
Long-term debt, net	$448,048	$447,743
First Lien Credit Agreement
On October 22, 2018, GOBP Holdings, Inc (“GOBP Holdings”), our wholly owned subsidiary, together with another of our wholly owned subsidiaries, entered into a first lien credit agreement (the “First Lien Credit Agreement”) with a syndicate of lenders for a $725.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with a sub-commitment for a $35.0 million letter of credit and a sub-commitment for $20.0 million of swingline loans. Borrowings under the First Lien Credit Agreement are secured by substantially all the assets of the borrower subsidiary and its guarantors. The term loan proceeds were primarily used for retiring our prior first lien credit agreement and paying cash dividends related to our 2018 recapitalization. As of June 27, 2020, we had standby letters of credit outstanding totaling $3.5 million under the First Lien Credit Agreement.
Term Loans
The First Lien Credit Agreement permits voluntary prepayment on borrowings without premium or penalty. In connection with the closing of our IPO, we prepaid $248.0 million of principal and $3.8 million of interest on the outstanding term loan under the First Lien Credit Agreement on June 24, 2019 and elected to apply the prepayment against the remaining principal installments in the direct order of maturity. No further principal payment on the term loan will be due until the maturity date of this term loan. The terms of the First Lien Credit Agreement include mandatory prepayment requirements on the term loan if certain conditions are met (as described in the First Lien Credit Agreement).
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
Second Incremental Agreement — On January 24, 2020, GOBP Holdings together with another of our wholly owned subsidiaries, entered into a second incremental agreement (the “Second Incremental Agreement”) which amended the First Incremental Agreement. The Second Incremental Agreement refinanced the First Replacement Term loan under the First Incremental Agreement with a replacement $460.0 million senior secured term loan (the “Second Replacement Term Loan”) with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings, and made certain other corresponding technical changes and updates to the First Incremental Agreement. The interest rate on the Second Replacement Term Loan was 3.74% as of June 27, 2020. The Second Replacement Term Loan matures on October 22, 2025, which is the same maturity date as prior term loans under the First Lien Credit Agreement and First Incremental Agreement. We wrote off debt issuance costs of $0.1 million and incurred debt modification costs of $0.1 million during the first quarter of fiscal 2020 in connection with this refinance.
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

Revolving Credit Facility
We are required to pay a quarterly commitment fee ranging from 0.25% to 0.50% on the daily unused amount of the commitment under the revolving credit facility based upon the leverage ratio defined in the agreement and certain criteria specified in the agreement. We are also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility. On March 19, 2020, we borrowed $90.0 million under the revolving credit facility of our First Lien Credit Agreement (the “Revolving Credit Facility Loan”), the proceeds of which were to be used as reserve funding for working capital needs as a precautionary measure in light of the economic uncertainty surrounding the COVID-19 pandemic. On May 26, 2020, we repaid the Revolving Credit Facility Loan in full. As of June 27, 2020, we had $96.5 million of borrowing capacity available under the revolving credit facility.
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
As of June 27, 2020, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of June 27, 2020 were as follows (in thousands):

Remainder of fiscal 2020	$112
Fiscal 2021	—
Fiscal 2022	—
Fiscal 2023	—
Fiscal 2024	—
Thereafter	460,000
Total	$460,112
Interest Expense
Interest expense, net, consisted of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Interest on loans	$4,998	$15,158	$10,788	$31,256
Amortization of debt issuance costs	564	644	1,120	1,295
Interest on finance leases	76	53	187	124
Other	7	—	13	7
Interest income	(375)	(403)	(1,004)	(792)
Interest expense, net	$5,270	$15,452	$11,104	$31,890
Debt Extinguishment and Modification Costs
Debt extinguishment and modification costs consisted of following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Write off of debt issuance costs	$—	$3,788	$74	$3,788
Debt modification costs	—	—	124	—
Write off of loan discounts	—	1,374	—	1,374
Debt extinguishment and modification costs	$—	$5,162	$198	$5,162

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
On June 4, 2019, our board of directors and stockholders approved the Grocery Outlet Holding Corp. 2019 Incentive Plan (the “2019 Plan”). A total of 4,597,862 shares of common stock were reserved for issuance under the 2019 Plan at that time. In addition, on the first day of each fiscal year beginning in fiscal 2020 and ending in fiscal 2029, the 2019 Plan provides for an annual automatic increase of the shares reserved for issuance in an amount equal to the positive difference between (i) 4% of the outstanding common stock on the last day of the immediately preceding fiscal year and (ii) the plan share reserve on the last day of the immediately preceding fiscal year, or a lesser number as determined by our board of directors. As of June 27, 2020, there were a total of 5,057,940 shares of common stock reserved for issuance under the 2019 Plan, which includes 460,078 shares added effective December 29, 2019 per the above noted automatic increase. As of June 27, 2020, there were 3,082,587 shares available for issuance under the 2019 Plan.
On April 28, 2020, the Compensation Committee approved a long-term incentive program (the “LTIP”) under the 2019 Plan. During the 13 weeks ended June 27, 2020, we granted time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the LTIP. RSUs granted under the LTIP generally vest over three years. Half of the total PSUs granted under the LTIP will vest upon the achievement of certain revenue-based performance targets (“Tranche I PSUs”) and half will vest upon the achievement of certain adjusted EBITDA-based performance targets (“Tranche II PSUs”) as determined by the Compensation Committee following the last day of the three-year performance period from December 29, 2019 to December 31, 2022. The number of PSUs ultimately earned will equal the number of Tranche I and Tranche II PSUs granted multiplied by the applicable percentage of actual revenue and adjusted-EBITDA performance target levels achieved, and can range from 0% to 200% of the number of PSUs granted based on the following performance target levels and percentages: below minimum (0%); minimum (50%); target (100%); maximum (200%); above maximum (200%). Actual performance target level achievement percentages that fall between the minimum and target performance levels and the target and maximum performance levels will be determined using linear interpolation.
Fair Value Determination
The fair value of stock option, RSU and PSU awards is determined as of the grant date. For time-based stock options, a Black-Scholes valuation model is utilized to estimate the fair value of the awards. For performance-based stock options, a Monte Carlo simulation approach implemented in a risk-neutral framework is utilized to estimate the fair value of the awards. For RSUs and PSUs, the closing price of our common stock as reported on the grant date is utilized to estimate the fair value of the awards.
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

Grant Activity
The following table summarizes our stock option activity under all equity incentive plans during the 26 weeks ended June 27, 2020:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 28, 2019	6,243,667	$10.57	5,777,121	$4.57
Granted	—	—	—	—
Exercised	(1,433,680)	7.35	(894,946)	$5.96
Forfeitures	(49,871)	20.55	(13,071)	16.47
Options outstanding as of June 27, 2020	4,760,116	$11.44	4,869,104	4.29
Options vested and expected to vest as of June 27, 2020	4,760,116	$11.44	4,869,104	$4.29
Options exercisable as of June 27, 2020	3,124,297	$7.31	4,869,104	$4.29
The following table summarizes our RSU activity under all equity incentive plans during the 26 weeks ended June 27, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 28, 2019	190,872	$22.89
Granted	265,062	36.91
Vested	(92,986)	21.80
Forfeitures	(8,937)	31.20
Unvested balance as of June 27, 2020	354,011	$33.47
The following table summarizes our PSU activity under the 2019 Plan during the 26 weeks ended June 27, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 28, 2019	—	$—
Granted	272,640	36.90
Vested	—	—
Forfeitures	(487)	36.88
Unvested balance as of June 27, 2020	272,153	$36.90

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
During the 13 weeks ended June 27, 2020 and June 29, 2019, we recognized $0.7 million and $22.5 million, respectively, of share-based compensation expense for time-based stock options. During the 26 weeks ended June 27, 2020 and June 29, 2019, we recognized $1.5 million and $22.5 million, respectively, of share-based compensation expense for time-based stock options. Unamortized compensation cost related to unvested time-based stock options was $8.2 million as of June 27, 2020, $7.1 million of which relates to time-based stock options granted at the time of our IPO. The $8.2 million of unamortized compensation cost is expected to be amortized over a weighted average period of approximately 3.00 years.
Performance-Based Stock Options
We did not record compensation expense for performance-based stock options during the 13 and 26 weeks ended June 29, 2019 because the performance criteria of such awards had not been achieved and the ultimate vesting of the awards was not considered probable as of June 29, 2019. On February 3, 2020 and April 27, 2020, certain selling stockholders completed secondary public offerings of shares of our common stock. In conjunction with these secondary offerings, certain performance criteria were achieved resulting in the vesting of 4.1 million and 1.7 million performance-based stock options, respectively, and the recognition of $18.5 million and $7.6 million, respectively, of share-based compensation expense associated with the vesting of these performance-based stock options. As of June 27, 2020, all outstanding performance-based stock options are fully vested and fully expensed.
Time-Based Restricted Stock Units
During the 13 weeks ended June 27, 2020 and June 29, 2019, we recognized $1.3 million and $0.2 million, respectively, of share-based compensation expense for RSUs held by employees and non-employee directors. During the 26 weeks ended June 27, 2020 and June 29, 2019, we recognized $2.2 million and $0.3 million, respectively, of share-based compensation expense for RSUs held by employees and non-employee directors. Unamortized compensation cost related to unvested RSUs was $10.7 million as of June 27, 2020, which is expected to be amortized over a weighted average period of approximately 2.60 years.
Performance-Based Restricted Stock Units
As of June 27, 2020, it was deemed probable that the target level of achievement of the Tranche I and Tranche II PSU performance conditions would be achieved, and accordingly, we recognized $0.5 million of share-based compensation expense for the Tranche I and Tranche II PSUs during the 13 weeks ended June 27, 2020 which represents the expense associated with the expected level of achievement. There were no such amounts recognized in comparable prior year periods. Unamortized compensation cost related to the expected level of achievement of unvested PSUs was $9.6 million as of June 27, 2020, which is expected to be amortized over a weighted average period of approximately 2.50 years.
Dividends
For time-based stock options and RSU share-based awards that were outstanding on the dividend dates of June 23, 2016 and October 22, 2018 and that are expected to vest during fiscal 2020 and beyond, we intend to make dividend payments as these time-based stock options and RSUs vest. Pursuant to the 2014 Plan, if we are unable to make those payments, we may instead elect to reduce the per share exercise price of each such time-based stock option by an amount equal to the dividend amount in lieu of making the applicable dividend payment. As such, our dividends are not considered declared and payable and are not accrued as a liability in our condensed consolidated balance sheets as of June 27, 2020. We paid an immaterial amount of cash dividends on vested time-based stock options and RSUs during the 13 and 26 weeks ended June 27, 2020 and June 29, 2019, respectively, which was included in share-based compensation expense for those respective periods. Unamortized compensation cost related to future dividend payments on unvested time-based stock options and RSU share-based awards was approximately $0.6 million as of June 27, 2020.

Note 6. Income Taxes
Our income tax benefit and effective income tax rate were as follows (dollars in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Income tax benefit	$(2,244)	$(4,247)	$(4,045)	$(2,803)
Effective income tax rate	(8.3)%	28.5%	(10.7)%	29.0%
The decrease in our effective income tax rate for the 13 and 26 weeks ended June 27, 2020 compared to the corresponding periods in fiscal 2019 was primarily due to excess tax benefits related to the exercise of stock options and vesting of employee restricted stock units. Our effective income tax rate for the 13 and 26 weeks ended June 27, 2020 is lower than the U.S. statutory income tax rate of 21% primarily due to excess tax benefits related to the exercise of stock options and the vesting of employee restricted stock units. Our effective income tax rate for the 13 and 26 weeks ended June 29, 2019 is higher than the U.S. statutory income tax rate of 21% primarily due to state income taxes and permanently nondeductible expenses.
Our policy is to include interest and penalties associated with uncertain tax positions within income tax expense and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations and comprehensive income, nor have we accrued for or made payments for interest and penalties. As of June 27, 2020 and December 28, 2019, we had no uncertain tax positions and do not anticipate any changes to our uncertain tax positions within the next 12 months
Note 7. Related Party Transactions
Related Party Leases
We leased property from entities affiliated with certain of our non-controlling stockholders for 15 store locations and one warehouse location as of June 27, 2020 and for 16 store locations and one warehouse location as of June 29, 2019. These entities received aggregate lease payments from of us of $1.5 million for each of the 13 weeks ended June 27, 2020 and June 29, 2019, and $3.0 million and $3.1 million for the 26 weeks ended June 27, 2020 and June 29, 2019 , respectively.
During April 2020, we entered into an aircraft dry lease agreement (the “aircraft lease”) with an entity controlled by our Chief Executive Officer, Mr. Lindberg, to lease a Pilatus PC-12 aircraft. We believe that this agreement provides us better access to visit our stores, many of which are in remote areas or are not easily accessible by car or regular commercial airline service, and to visit prospective real estate sites. The aircraft lease gives us the ability to use the aircraft in the course of our operations on an as-needed, non-exclusive basis. The aircraft lease provides that we pay an hourly lease rate and we bear all direct operating costs associated with our use of the aircraft, and the lessor bears all fixed costs (e.g. maintenance, hangar, insurance). Mr. Lindberg, to the extent that he operates the aircraft for his personal use, will bear all costs associated with his operation of the aircraft. We believe that the terms of the aircraft lease are no less favorable than could be obtained from an unrelated third party and we believe that the foregoing arrangement, including related direct operating costs, insurance and crew costs, will reduce our average hourly cost for use of private aircraft, which previously had been primarily conducted through charter arrangements. Operating lease costs related to the aircraft lease are included in selling, general and administrative expenses, and were immaterial for the 13 and 26 weeks ended June 27, 2020 and June 29, 2019.
Independent Operator Notes and Receivables
We offer interest-bearing notes to independent operators and the gross operating notes and receivables due from these entities was $40.6 million and $37.7 million as of June 27, 2020 and December 28, 2019, respectively. See Note 2 for additional information.
Note 8. Commitments and Contingencies
We are involved from time to time in claims, proceedings and litigation arising in the normal course of business. We do not believe the impact of such litigation will have a material adverse effect on our condensed consolidated financial statements taken as a whole.

Note 9. Earnings (Loss) Per Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator
Net income (loss) and comprehensive income (loss)	$29,333	$(10,632)	$41,975	$(6,858)
Denominator
Weighted-average shares outstanding — basic	90,800	70,475	90,152	69,494
Effect of dilutive stock options	7,729	—	7,103	—
Effect of dilutive RSUs	89	—	78	—
Weighted-average shares outstanding — diluted (1)	98,618	70,475	97,333	69,494
Earnings (loss) per share :
Basic	$0.32	$(0.15)	$0.47	$(0.10)
Diluted	$0.30	$(0.15)	$0.43	$(0.10)
_______________________
(1)The diluted weighted-average shares outstanding for the 13 and 26 weeks ended June 29, 2019 did not include performance-based stock options because the requisite performance criteria of such stock options had not been achieved as of that date.
On February 3, 2020, in conjunction with a secondary offering, certain performance criteria were achieved resulting in the vesting of 4.1 million performance-based stock options, and accordingly, these vested performance-based stock options are included in the diluted weighted-average shares outstanding for the 13 and 26 weeks ended June 27, 2020.
On April 27, 2020 in conjunction with an additional secondary offering, certain performance criteria were achieved resulting in the vesting of the remaining 1.7 million unvested performance-based stock options, and accordingly, these vested performance-based stock options are included in the diluted weighted-average shares outstanding for the 13 and 26 weeks ended June 27, 2020. See Note 5 for additional information.
The following weighted-average common stock equivalents were excluded from the calculation of diluted earnings (loss) per share because their effect would have been anti-dilutive (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Stock options	—	5,935	—	5,838
RSUs	121	79	61	59
Total	121	6,014	61	5,897

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
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to the second quarter of fiscal 2020 and the second quarter of fiscal 2019 refer to the 13 weeks ended June 27, 2020 and June 29, 2019, respectively.
As used in this report, references to “Grocery Outlet,”“the Company,”“the registrant,”“we,”“us” and “our,” refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators (“IOs”) run our stores and create a neighborhood feel through personalized customer service and a localized product offering. This differentiated approach has driven 16 consecutive years of positive comparable store sales growth. As of June 27, 2020, we had 362 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
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
On February 3, 2020, certain of our selling stockholders completed an additional secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million which we recognized in selling, general and administrative expenses during the 26 weeks ended June 27, 2020. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
On April 27, 2020, certain of our selling stockholders completed a third secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.0 million which we recognized in selling, general and administrative expenses during the 13 and 26 weeks ended June 27, 2020. We received $1.6 million in cash (excluding withholding taxes) in connection with the exercise of 269,000 options by certain stockholders participating in this secondary public offering.
On May 28, 2020, the stockholder affiliated with our former private equity sponsor, Hellman and Friedman LLC, distributed the remainder of its holdings representing 9.6 million shares of our common stock to its equity holders. We did not receive any proceeds or incur any material costs related to this distribution.

COVID-19
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. As a result, many states, including states where we have significant operations, declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. As of the date of this filing, grocery stores are considered essential businesses in states and counties that have enacted requirements that residents leave their homes only for essential business (“shelter in place requirements”) and are able to continue operating. As COVID-19 has continued to spread and the situation has continued to evolve, there has been a surge of positive COVID-19 cases around the country during, and subsequent to, the second quarter of fiscal 2020 as shelter in place requirements have lapsed and other businesses have begun to reopen.
We expect that our IOs may face staffing challenges as long as school and childcare closures and COVID-19-related concerns exist. In addition, during the 26 weeks ended June 27, 2020, certain inventory items such as water, beans and bread as well as key cleaning supplies and protective equipment were, and may continue to be, in short supply. These factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Further, planned construction and opening of new stores has been and may continue to be negatively impacted due to shelter in place requirements and the closure of government offices in certain areas. During the 26 weeks ended June 27, 2020, from time to time we had to temporarily close certain stores for cleaning after persons at those locations tested positive for COVID-19. In the event that an employee, IO, or IO employee tests positive for COVID-19, we may have to again temporarily close a store, office or distribution center for cleaning and/or quarantine one or more employees which could negatively impact our financial results. We have incurred, and expect to continue to incur, cleaning and safety costs, costs for protective equipment and supplies, and higher personnel expenses. In addition, we have incurred, and expect to continue to incur, additional expenses as a result of certain increased costs related to our IOs. For example, we are paying a portion of the costs of protective equipment, cleaning supplies and bags for our IOs as well as reducing interest rates on outstanding IO note balances. We cannot reasonably estimate the length or severity of this pandemic, but it could have a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020. See “Item 1A. Risk Factors—Major health epidemics, such as the outbreak caused by a coronavirus (COVID-19), and other outbreaks could disrupt and adversely affect our operations, financial condition and business” for additional information.
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
Second Quarter of Fiscal 2020 Overview
Key financial and operating performance results for the second quarter of fiscal 2020 were as follows:
•Net sales increased by 24.5% to $803.4 million from $645.3 million in the second quarter of fiscal 2019; comparable store sales increased by 16.7% compared to a 5.8% increase in the same period last year.
•We opened 7 new stores and closed 0, ending the second quarter of fiscal 2020 with 362 stores in six states.
•Net income increased by $40.0 million to $29.3 million, or $0.30 per diluted share, compared to net loss of $10.6 million, or $(0.15) per diluted share, in the second quarter of fiscal 2019.
•Adjusted EBITDA(1) increased 34.7% to $60.6 million compared to $45.0 million in the second quarter of fiscal 2019.
•Non-GAAP adjusted net income(1) increased 189.2% to $41.8 million, or $0.42 per non-GAAP diluted share, compared to $14.5 million, or $0.20 per non-GAAP diluted share, in the second quarter of fiscal 2019.
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
Cost of Sales, Gross Profit and Gross Margin
Cost of sales includes, among other things, merchandise costs, inventory markdowns, inventory losses and transportation, distribution and warehousing costs, including depreciation. Gross profit is equal to our sales less our cost of sales. Gross margin is gross profit as a percentage of our sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is impacted by product mix and availability, as some products generally provide higher gross margins, and by our merchandise costs, which can vary. Gross margin is also impacted by the costs of distributing and transporting product to our stores, which can vary. Our gross profit is variable in nature and generally follows changes in sales. While our disciplined buying approach has produced consistent gross margins throughout economic cycles which we believe has helped to mitigate adverse impacts on gross profit and results of operations, rapid changes in consumer demand like we experienced at the beginning of the COVID-19 pandemic could result in unexpected changes to our gross margins. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures of our competitors and other retailers. As a result, our gross profit and gross margin may not be comparable to similar data made available by our competitors and other retailers.
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

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of sales (amounts in thousands, except for percentages):

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$803,429	$645,289	$1,563,737	$1,251,560
Cost of sales	549,678	446,569	1,072,960	865,823
Gross profit	253,751	198,720	490,777	385,737
Operating expenses:
Selling, general and administrative	198,002	157,641	384,933	310,495
Depreciation and amortization	13,215	12,594	26,160	24,890
Share-based compensation	10,175	22,750	30,452	22,961
Total operating expenses	221,392	192,985	441,545	358,346
Income from operations	32,359	5,735	49,232	27,391
Other expenses:
Interest expense, net	5,270	15,452	11,104	31,890
Debt extinguishment and modification costs	—	5,162	198	5,162
Total other expenses	5,270	20,614	11,302	37,052
Income (loss) before income taxes	27,089	(14,879)	37,930	(9,661)
Income tax benefit	(2,244)	(4,247)	(4,045)	(2,803)
Net income (loss) and comprehensive income (loss)	$29,333	$(10,632)	$41,975	$(6,858)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Percentage of Sales (1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.4%	69.2%	68.6%	69.2%
Gross profit	31.6%	30.8%	31.4%	30.8%
Operating expenses:
Selling, general and administrative	24.6%	24.4%	24.6%	24.8%
Depreciation and amortization	1.6%	2.0%	1.7%	2.0%
Share-based compensation	1.3%	3.5%	1.9%	1.8%
Total operating expenses	27.6%	29.9%	28.2%	28.6%
Income from operations	4.0%	0.9%	3.1%	2.2%
Other expenses:
Interest expense, net	0.7%	2.4%	0.7%	2.5%
Debt extinguishment and modification costs	—%	0.8%	—%	0.4%
Total other expenses	0.7%	3.2%	0.7%	3.0%
Income (loss) before income taxes	3.4%	(2.3)%	2.4%	(0.8)%
Income tax benefit	(0.3)%	(0.7)%	(0.3)%	(0.2)%
Net income (loss) and comprehensive income (loss)	3.7%	(1.6)%	2.7%	(0.5)%
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
We expect new store growth to be the primary driver of our sales growth over the long term. We lease substantially all of our store locations. Our initial lease terms on stores are typically ten years with options to renew for two or three successive five-year periods.
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

The following table summarizes key operating metrics and non-GAAP components of our results of operations (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Other Financial and Operations Data
Number of new stores	7	8	17	16
Number of stores open at end of period	362	330	362	330
Comparable store sales growth (1)	16.7%	5.8%	17.0%	5.0%
EBITDA (2)	$46,246	$13,729	$76,491	$48,234
Adjusted EBITDA (2)	$60,644	$45,007	$117,671	$84,130
Non-GAAP adjusted net income (2)	$41,819	$14,460	$75,858	$24,407
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
GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to non-GAAP adjusted net income, and our GAAP to non-GAAP earnings per share:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss)	$29,333	$(10,632)	$41,975	$(6,858)
Interest expense, net	5,270	15,452	11,104	31,890
Income tax benefit	(2,244)	(4,247)	(4,045)	(2,803)
Depreciation and amortization expenses (a)	13,887	13,156	27,457	26,005
EBITDA	46,246	13,729	76,491	48,234
Share-based compensation expenses (b)	10,175	22,750	30,452	22,961
Debt extinguishment and modification costs (c)	—	5,162	198	5,162
Non-cash rent (d)	2,759	1,816	4,973	3,678
Asset impairment and gain or loss on disposition (e)	(22)	233	953	415
New store pre-opening expenses (f)	337	321	743	742
Provision for accounts receivable reserves (g)	(899)	581	(51)	2,064
Other (h)	2,048	415	3,912	874
Adjusted EBITDA	$60,644	$45,007	$117,671	$84,130

	13 Weeks Ended		26 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$29,333	$(10,632)	$41,975	$(6,858)
Share-based compensation expenses (b)	10,175	22,750	30,452	22,961
Debt extinguishment and modification costs (c)	—	5,162	198	5,162
Non-cash rent (d)	2,759	1,816	4,973	3,678
Asset impairment and gain or loss on disposition (e)	(22)	233	953	415
New store pre-opening expenses (f)	337	321	743	742
Provision for accounts receivable reserves (g)	(899)	581	(51)	2,064
Other (h)	2,048	415	3,912	874
Amortization of purchase accounting assets and deferred financing costs (i)	2,944	3,835	5,880	7,751
Tax effect of total adjustments (j)	(4,856)	(10,021)	(13,177)	(12,382)
Non-GAAP adjusted net income	$41,819	$14,460	$75,858	$24,407
GAAP earnings per share
Basic	$0.32	$(0.15)	$0.47	$(0.10)
Diluted	$0.30	$(0.15)	$0.43	$(0.10)
Non-GAAP adjusted earnings per share
Basic	$0.46	$0.21	$0.84	$0.35
Diluted	$0.42	$0.20	$0.78	$0.35
GAAP weighted average shares outstanding
Basic	90,800	70,475	90,152	69,494
Diluted	98,618	70,475	97,333	69,494
Non-GAAP weighted average shares outstanding
Basic	90,800	70,475	90,152	69,494
Diluted	98,618	71,315	97,333	69,641
___________________________
(a)Includes depreciation related to our distribution centers which is included within the cost of sales line item in our condensed consolidated statements of operations and comprehensive income (loss). See Note 1 to the condensed consolidated financial statements for additional information about the components of cost of sales.
(b)Includes non-cash share-based compensation expense and immaterial cash dividends paid on vested share-based awards for cash dividends declared in connection with our recapitalizations in fiscal 2018 and 2016. See “Share-based Compensation Expense” in the “Comparison of the 13 and 26 weeks ended June 27, 2020 and June 20, 2019” section below for additional information.
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
(g)Represents non-cash changes in reserves related to our IO notes and accounts receivable. The 26 weeks ended June 27, 2020 reflects the adoption of ASU 2016-13. See Note 2 to the condensed consolidated financial statements for additional information.
(h)Other non-recurring, non-cash or discrete items as determined by management, such as transaction related costs including costs related to secondary offerings, personnel-related costs, store closing costs, legal expenses, strategic project costs, and miscellaneous costs.
(i)Represents the amortization of debt issuance costs and incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, which included trademarks, customer lists, and below-market leases.
(j)Represents the tax effect of the total adjustments. Because of the increased impact of discrete items on our effective tax rate including the excess tax benefits from the exercise of stock options and vesting of RSU share-based awards, beginning in the fourth quarter of fiscal 2019, we changed our methodology to calculate the tax effect of the total adjustments on a discrete basis excluding any non-recurring and unusual tax items. Prior to the fourth quarter of fiscal 2019, the methodology we used was to calculate the tax effect of the total adjustments using our quarterly effective tax rate.

Comparison of the 13 and 26 weeks ended June 27, 2020 and June 29, 2019 (dollars in thousands)
Net Sales

	13 Weeks Ended				26 Weeks Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Net sales	$803,429	$645,289	$158,140	24.5%	$1,563,737	$1,251,560	$312,177	24.9%
The increase in net sales for the 13 and 26 weeks ended June 27, 2020 compared to the same periods in fiscal 2019 was primarily attributable to an increase in comparable store sales, as well as non-comparable store sales growth attributable to the net 32 new stores opened over the last 12 months.
Comparable store sales increased 16.7% for the 13 weeks ended June 27, 2020 and 17.0% for the 26 weeks ended June 27, 2020 compared to the same periods in fiscal 2019. Comparable store sales growth was driven by increases in average transaction size partially offset by traffic declines, as customer shopping behaviors changed in response to COVID-19.
Cost of Sales

	13 Weeks Ended				26 Weeks Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Cost of sales	$549,678	$446,569	$103,109	23.1%	$1,072,960	$865,823	$207,137	23.9%
% of net sales	68.4%	69.2%			68.6%	69.2%
The increase in cost of sales for the 13 and 26 weeks ended June 27, 2020 compared to the same periods in fiscal 2019 was primarily the result of new store growth and an increase in comparable store sales.
Costs as a percentage of sales decreased as reduced product markdowns and throwaways resulting from faster inventory turnover were partially offset by higher distribution costs largely attributable to increased operating costs related to COVID-19. We expect that cost of sales will increase in the second half of the year as a result of commodity cost increases, moderating inventory turnover and seasonal product mix impacts.
Gross Profit and Gross Margin

	13 Weeks Ended				26 Weeks Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Gross profit	$253,751	$198,720	$55,031	27.7%	$490,777	$385,737	$105,040	27.2%
Gross margin	31.6%	30.8%			31.4%	30.8%
The increase in gross profit for the 13 and 26 weeks ended June 27, 2020 compared to the same periods in fiscal 2019 was primarily the result of new store growth and an increase in comparable store sales. Our gross margin increased modestly for the 13 and 26 weeks ended June 27, 2020 compared to the same period in fiscal 2019 primarily due to lower cost of sales as a percentage of sales as discussed previously.
Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended				26 Weeks Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
SG&A	$198,002	$157,641	$40,361	25.6%	$384,933	$310,495	$74,438	24.0%
% of net sales	24.6%	24.4%			24.6%	24.8%
The increase in SG&A for the 13 and 26 weeks ended June 27, 2020 compared to the same periods in fiscal 2019 was primarily driven by increased selling expenses related to higher sales volume. These increased expenses consisted primarily of variable commission payments to IOs, store occupancy and maintenance costs, as well as investments in general and administrative infrastructure to support the growth of our business. SG&A has also increased as a result of incremental costs associated with COVID-19 such as cleaning and safety costs, costs for protective equipment and supplies, and higher personnel expense in addition to costs to comply with public company requirements and expenses associated with our secondary offerings.
As a percentage of sales, SG&A increased slightly for the 13 weeks ended June 27, 2020 and decreased slightly for the 26 weeks ended June 27, 2020 compared to the same periods in fiscal 2019 due to the factors noted above.

Depreciation and Amortization Expense

	13 Weeks Ended				26 Weeks Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Depreciation and amortization	$13,215	$12,594	$621	4.9%	$26,160	$24,890	$1,270	5.1%
% of net sales	1.6%	2.0%			1.7%	2.0%
The increase in depreciation and amortization expenses for the 13 and 26 weeks ended June 27, 2020 compared to the same periods in fiscal 2019 is primarily driven by new store growth and other capital investments.
Share-based Compensation Expense

	13 Weeks Ended				26 Weeks Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Share-based compensation	$10,175	$22,750	$(12,575)	(55.3)%	$30,452	$22,961	$7,491	32.6%
% of net sales	1.3%	3.5%			1.9%	1.8%
The decrease in share-based compensation expenses for the 13 weeks ended June 27, 2020 compared to the same period in fiscal 2019 was primarily driven by share-based compensation expense for time-based stock options granted prior to our IPO on June 24, 2019 being recognized upon the closing of our IPO, partially offset by the below noted share-based compensation expense for performance-based stock options recognized in the second quarter of fiscal 2020. The increase in share-based compensation expense for the 26 weeks ended June 27, 2020 compared to the same period in fiscal 2019 was primarily driven by the below noted $26.1 million of share-based compensation expense recognized in fiscal 2020 related to the vesting of performance-based stock options. During the first quarter of fiscal 2020, we incurred $18.5 million in share-based compensation expense related to 4.1 million performance-based stock options that vested in conjunction with the closing of the February 3, 2020 secondary offering, and during the second quarter of fiscal 2020 we incurred $7.6 million in share-based compensation expense related to 1.7 million performance-based stock options that vested in conjunction with the closing of the April 27, 2020 secondary offering. Prior to the closing of our IPO on June 24, 2019, share-based compensation expense was primarily related to share-based awards granted to our board of directors and dividends paid in relation thereto. See Note 5 to the condensed consolidated financial statements for additional information.
Interest Expense, Net

	13 Weeks Ended				26 Weeks Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Interest expense, net	$5,270	$15,452	$(10,182)	(65.9)%	$11,104	$31,890	$(20,786)	(65.2)%
% of net sales	0.7%	2.4%			0.7%	2.5%
The decrease in net interest expense for the 13 and 26 weeks ended June 27, 2020 compared to the same periods in fiscal 2019 was primarily driven by lower total borrowings under our First Lien Credit Agreement and the repayment in full of our Second Lien Credit Agreement in June 2019. See Note 4 to the condensed consolidated financial statements for additional information.
Debt Extinguishment and Modification Costs

	13 Weeks Ended				26 Weeks Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Debt extinguishment and modification costs	$—	5,162	$(5,162)	(100.0)%	$198	5,162	$(4,964)	(96.2)%
% of net sales	0.0%	0.8%			0.0%	0.4%
During the 26 weeks ended June 27, 2020, we wrote off approximately $0.1 million of debt issuance costs and incurred approximately $0.1 million of debt modification costs related to the repricing and amendment of our First Lien Credit Agreement. During the 13 and 26 weeks ended June 29, 2019, we wrote off $3.8 million of debt issuance costs and $1.4 million of unamortized loan discounts related to the repayment in full of our Second Lien Term Loan and termination of the related loan agreement. See Note 4 to the condensed consolidated financial statements for additional information.

Income Tax Benefit

	13 Weeks Ended				26 Weeks Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Income tax benefit	$(2,244)	$(4,247)	$2,003	(47.2)%	$(4,045)	$(2,803)	$(1,242)	44.3%
% of net sales	(0.3)%	(0.7)%			(0.3)%	(0.2)%
Effective tax rate	(8.3)%	28.5%			(10.7)%	29.0%
The decrease in net income tax benefit for 13 weeks ended June 27, 2020 compared to the same period in fiscal 2019 was primarily the result of the net loss before taxes for the 13 weeks ended June 29, 2019, which was mainly due to the share-based compensation expense recognized during June 2019 in connection with our IPO. This decrease was partially offset by $9.6 million of excess tax benefits related to the exercise of stock options and vesting of employee restricted stock units during the 13 weeks ended June 27, 2020. The increase in net income tax benefit for the 26 weeks ended June 27, 2020 compared to the same period in fiscal 2019 was primarily due to $14.6 million of excess tax benefits in the current year related to the exercise of stock options and vesting of employee restricted stock units.
Net Income (Loss)

	13 Weeks Ended				26 Weeks Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Net income (loss)	$29,333	$(10,632)	$39,965	375.9%	$41,975	$(6,858)	$48,833	712.1%
% of net sales	3.7%	(1.6)%			2.7%	(0.5)%
As a result of the foregoing factors, including the excess tax benefits described above, net income increased substantially for the 13 and 26 weeks ended June 27, 2020 compared to the net loss for same period in fiscal 2019.
Adjusted EBITDA

	13 Weeks Ended				26 Weeks Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Adjusted EBITDA	$60,644	$45,007	$15,637	34.7%	$117,671	$84,130	$33,541	39.9%
The increase in adjusted EBITDA for the 13 and 26 weeks ended June 27, 2020 compared to the same periods in fiscal 2019 was primarily due to the increase in net sales, which was primarily driven by an increase in comparable store sales of 16.7% for the 13 weeks ended June 27, 2020 and 17.0% for the 26 weeks ended June 27, 2020 compared to the same periods in fiscal 2019, along with an increase in store count compared to the same periods in fiscal 2019. Additionally, gross margin rate increased modestly for the 13 and 26 weeks ended compared to the same period in fiscal 2019 as discussed above. We expect third quarter fiscal 2020 adjusted EBITDA to be impacted by additional costs as a result of the COVID-19 pandemic, such as incremental cleaning and safety costs, corporate and distribution center personnel expense, costs for protective equipment and supplies at our stores, and supply chain costs.
Non-GAAP Adjusted Net Income

	13 Weeks Ended				26 Weeks Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Non-GAAP adjusted net income	$41,819	$14,460	$27,359	189.2%	$75,858	$24,407	$51,451	210.8%
The increase in non-GAAP adjusted net income for the 13 and 26 weeks ended June 27, 2020 compared to the same periods in fiscal 2019 was primarily due to an increase in net sales, which was primarily driven by an increase in comparable store sales of 16.7% for the 13 weeks ended June 27, 2020 and 17.0% for the 26 weeks ended June 27, 2020, along with an increase in store count compared to the same period in fiscal 2019. In addition, non-GAAP adjusted net income benefited from lower net interest expense for the 13 and 26 weeks ended compared to the same periods in fiscal 2019 as discussed above.

Liquidity and Capital Resources
Sources of Liquidity
As of June 27, 2020, we had cash and cash equivalent of $79.8 million, which consisted principally of cash held in checking and money market accounts with financial institutions. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We funded our liquidity requirements through cash generated from our operations, cash received from the initial public offering of our common stock and borrowings and availability under our First Lien Credit Agreement.
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
The terms of our credit agreements permit voluntary prepayment without premium or penalty. In connection with the closing of our IPO, we used the net proceeds from the IPO to repay the outstanding $150.0 million in principal on the term loan under our second lien credit agreement, dated as of October 22, 2018 (as amended, the “Second Lien Credit Agreement”), as well as accrued and unpaid interest as of that date of $3.6 million, and terminated the Second Lien Credit Agreement. In addition, using the remainder of net proceeds, together with excess cash on hand, we prepaid a portion of our outstanding senior secured term loan under our First Lien Credit Agreement (as defined below) totaling $248.0 million plus accrued interest of $3.8 million.
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
Second Incremental Agreement — On January 24, 2020, we entered into a second incremental agreement (the “Second Incremental Agreement”) which amended the First Incremental Agreement. The Second Incremental Agreement refinanced the First Replacement Term loan under the First Incremental Agreement with a replacement $460.0 million senior secured term loan (the “Second Replacement Term Loan”) with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, and made certain other technical changes and updates to the First Incremental Agreement. The interest rate on the Second Replacement Term Loan was 3.74% as of June 27, 2020. The Second Replacement Term Loan matures on October 22, 2025, which is the same maturity date as prior term loans under the original First Lien Credit Agreement and First Incremental Agreement.
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

Revolving Credit Facility — On March 19, 2020, we borrowed $90.0 million under the revolving credit facility of our First Lien Credit Agreement (the “Revolving Credit Facility Loan”), the proceeds of which were to be used as reserve funding for working capital needs as a precautionary measure in light of the economic uncertainty surrounding the COVID-19 pandemic. On May 26, 2020, we repaid the Revolving Credit Facility Loan in full. As of June 27, 2020, we had $96.5 million of borrowing capacity available under the revolving credit facility.
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
As of June 27, 2020, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.
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

Cash Flows
The following table sets forth a summary our cash flows for the periods presented (in thousands, except percentages):

	26 Weeks Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Net cash provided by operating activities	$90,056	$39,718	$50,338	127%
Net cash used in investing activities	$(52,170)	$(44,523)	$(7,647)	17%
Net cash provided by financing activities	$13,816	$2,419	$11,397	471%
Net increase (decrease) in cash and cash equivalents	$51,702	$(2,386)	$54,088	2,267%
Cash Provided by Operating Activities
Net cash provided by operating activities was $90.1 million for the 26 weeks ended June 27, 2020, compared to $39.7 million for the same period in fiscal 2019. The increase in net cash provided by operating activities for the 26 weeks ended June 27, 2020 compared to the same period in fiscal 2019 was primarily the result of increased net sales driven by comparable store sales and new store growth, partially offset by increased cost of sales and operating expenses, particularly IO commissions.
Cash Used in Investing Activities
Net cash used in investing activities was $52.2 million for the 26 weeks ended June 27, 2020 compared to $44.5 million for the same period in fiscal 2019. The increase in net cash used in investing activities of $7.6 million for the 26 weeks ended June 27, 2020 compared to the same period in fiscal 2019 was primarily related to capital expenditures including the construction of newly opened stores and stores under development, partially offset by less cash advances to IOs. We had seven new store openings and one store relocation in the 26 weeks ended June 27, 2020 compared to eight new store openings in same period of fiscal 2019.
Cash Provided by Financing Activities
Net cash provided by financing activities was $13.8 million for the 26 weeks ended June 27, 2020 compared to $2.4 million for the same period in fiscal 2019. The increase in net cash provided by financing activities was primarily due to proceeds received from the exercise of share-based awards. This increase was partially offset by net proceeds from our IPO offset in part by the repayment of outstanding debt, both during the 26 weeks ended June 29, 2019.

Off-Balance Sheet Arrangements
As of June 27, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There have been no material changes to our contractual obligations during the 26 weeks ended June 27, 2020 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2020, except for the addition of operating lease right-of-use assets as discussed in Note 3 to the condensed consolidated financial statements included elsewhere in this report..
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim reporting. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
There have been no material changes to our critical accounting policies and estimates during the 26 weeks ended June 27, 2020 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed with the SEC on March 25, 2020, except for the adoption of ASU 2016-13 as discussed in Note 1 to the condensed consolidated financial statements included elsewhere in this report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of June 27, 2020, our outstanding credit facilities included a $460.0 million term loan (the “Second Replacement Term Loan”). As of June 27, 2020, the interest rate on the Second Replacement Term Loan was 3.74% (See Note 4 to the condensed consolidated financial statements for additional information). Based on the outstanding balance and interest rate of our Second Replacement Term Loan as of June 27, 2020, a hypothetical 10% relative increase or decrease in the effective interest rate would cause an increase or decrease in interest expense of approximately $1.7 million over the next 12 months.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level as of June 27, 2020.
Changes in Internal Control over Financial Reporting
During the quarter ended June 27, 2020, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls in order to ensure their continued design and operating effectiveness.
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

Item 1A. Risk Factors
Except as described below, there have been no substantive changes or additions to the risk factors previously disclosed in our prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 23, 2020, and any documents incorporated by reference therein, and our Quarterly Report on Form 10-Q filed with the SEC on May 12, 2020 that we believe are material to our business, financial condition, results of operations, cash flows or growth prospects.
Major health epidemics, such as the outbreak caused by a coronavirus (COVID-19), and other outbreaks could disrupt and adversely affect our operations, financial condition and business.
The United States and other countries have experienced, and may experience in the future, major health epidemics related to viruses or other pathogens. For example, the outbreak of COVID-19, a novel coronavirus, has been declared a global pandemic, and has continued to worsen in many parts of the United States. As a result, most states where we have a significant number of stores have declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. As COVID-19 has continued to spread and the situation has continued to evolve, there has been a surge of positive COVID-19 cases around the country during, and subsequent to, the second quarter of fiscal 2020 as shelter in place requirements have lapsed and other businesses have begun to reopen. We expect that our IOs may face staffing challenges so long as school and child care closures and COVID-19-related concerns exist.
In addition, during the 26 weeks ended June 27, 2020, certain inventory items such as water, beans and bread as well as key cleaning supplies and protective equipment were, and may continue to be, in short supply. Supply for inventory, including opportunistic inventory, may be negatively impacted as overall demand for inventory has increased, which could negatively impact our margin. These factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Furthermore, we and our IOs have incurred, and will continue to incur, additional expenditures in connection with the spread of COVID-19 and legislation that has passed or may be passed in response to COVID-19, including but not limited to costs for supplies, additional employee benefits and/or premium pay, which may negatively affect our financial results. Further, for example, in the first quarter of fiscal 2020, California enacted by executive order changes to the state's worker compensation standards providing that employees who have to work outside of the home and who contract COVID-19 are presumed to have a workplace injury covered by the worker's compensation system. Our planned construction and opening of new stores may be negatively impacted due to state or county shelter in place requirements and the closure of government offices in certain areas which could negatively impact our financial results. A significant subset of our corporate employee population remains in a remote work environment in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including an increased risk of phishing and other cybersecurity attacks. In the event that an employee, IO, or IO employee tests positive for COVID-19, we have had to, and may in the future have to, temporarily close one or more stores, offices or distribution centers for cleaning and/or quarantine one or more employees, which could negatively impact our financial results. In the event that one or more of the employees of any of our suppliers, vendors, third party distributors or service providers tests positive for COVID-19, it may disrupt or limit product supply and vendor services which could have a negative impact on our financial results. In addition, if one of more of our employees, IOs, IOs’ employees or customers becomes ill from COVID-19 and attributes their exposure to such illness to us or one of our stores, we and/or our IOs could be subject to allegations of failure to adequately mitigate the risk of such exposure. Such allegations could harm our reputation and sales and expose us to the risks of litigation and liability. Many states are now increasing enforcement and COVID-19 compliance efforts through state OSHA or public health inspections. Such enforcement efforts could result in citations, additional requirements or temporary store closures which could negatively impact our financial results. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19. We are continuing to monitor the spread of COVID-19 and related risks. The magnitude and duration of the pandemic and its impact on our business, results of operations, financial position, and cash flows are uncertain as this continues to evolve globally.
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
Additionally, a prolonged widespread epidemic, or the perception that such an epidemic may occur, could adversely impact global economies and financial markets resulting in an economic downturn that may impact demand for our products. For example, during the COVID-19 pandemic, the United States has seen a significant increase in unemployment claims and other indications of a significant economic slowdown related to the COVID-19 pandemic. Such impacts could adversely affect our operations, profitability, cash flows and financial results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the Risk Factors section of our prospectus filed with the SEC on April 23, 2020, which are incorporated by reference herein, such as those relating to our substantial level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities
The table below sets forth information regarding our purchases of our common stock during the second fiscal quarter ended June 27, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 29, 2020—April 25, 2020 (1)	—	—	—	—
April 26, 2020—May 30, 2020 (1)	—	—	—	—
May 31, 2020—June 27, 2020 (1)	13,897	$34.81	—	—
Total	13,897		—

(1)During the second fiscal quarter ended June 27, 2020, we withheld 13,897 shares of our common stock (with a weighted average share price of $34.81) from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted stock units. These shares were not acquired as part of a publicly announced share repurchase plan or program.
Item 3. Default Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.2
10.1†	Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan)	10-Q	001-38950	5/12/2020	10.3
10.2†	Form of Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan)	10-Q	001-38950	5/12/2020	10.4
10.3	Aircraft Lease Agreement, dated as of April 15, 2020, by and between Grocery Outlet, Inc. and GO Air, LLC	S-1	333-237755	4/20/2020	10.29
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grocery Outlet Holding Corp.
Date:	August 11, 2020	By:	/s/ Charles Bracher
Charles Bracher Chief Financial Officer (Principal Financial Officer)

Grocery Outlet Holding Corp.
Date:	August 11, 2020	By:	/s/ Lindsay Gray
Lindsay Gray Vice President and Corporate Controller (Principal Accounting Officer)