Form 10-Q
period 2020-09-26
Grocery Outlet Holding Corp.
filed 2020-11-10
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 6, 2020, the registrant had 94,151,015 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 26, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$59,082	$28,101
Independent operator receivables and current portion of independent operator notes, net of allowance $1,156 and $1,283	6,122	7,003
Other accounts receivable, net of allowance $32 and $19	5,724	2,849
Merchandise inventories	252,777	219,420
Prepaid expenses and other current assets	20,958	13,453
Total current assets	344,663	270,826
Independent operator notes, net of allowance $8,360 and $9,088	25,763	20,331
Property and equipment, net	399,159	356,614
Operating lease right-of-use assets	819,227	734,327
Intangible assets, net	46,747	47,792
Goodwill	747,943	747,943
Deferred income tax assets, net	2,976	—
Other assets	7,788	7,696
Total assets	$2,394,266	$2,185,529
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$90,191	$119,217
Accrued expenses	33,303	31,363
Accrued compensation	21,650	14,915
Current portion of long-term debt	68	246
Current lease liabilities	45,793	38,245
Income and other taxes payable	4,973	4,641
Total current liabilities	195,978	208,627
Long-term debt, net	448,613	447,743
Deferred income tax liabilities, net	—	16,020
Long-term lease liabilities	860,849	767,755
Total liabilities	1,505,440	1,440,145
Commitments and contingencies (Note 8)
Stockholders’ equity:
Voting common stock, par value $0.001 per share, 500,000,000 shares authorized; 93,904,922 and 89,005,062 shares issued and outstanding, respectively	94	89
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	777,831	717,282
Retained earnings	110,901	28,013
Total stockholders’ equity	888,826	745,384
Total liabilities and stockholders’ equity	$2,394,266	$2,185,529
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$764,082	$652,540	$2,327,819	$1,904,100
Cost of sales	525,899	451,453	1,598,859	1,317,276
Gross profit	238,183	201,087	728,960	586,824
Operating expenses:
Selling, general and administrative	189,880	161,047	574,813	471,542
Depreciation and amortization	14,131	13,200	40,291	38,090
Share-based compensation	3,857	2,892	34,309	25,853
Total operating expenses	207,868	177,139	649,413	535,485
Income from operations	30,315	23,948	79,547	51,339
Other expenses:
Interest expense, net	4,833	7,342	15,937	39,232
Debt extinguishment and modification costs	—	472	198	5,634
Total other expenses	4,833	7,814	16,135	44,866
Income before income taxes	25,482	16,134	63,412	6,473
Income tax expense (benefit)	(14,992)	3,689	(19,037)	886
Net income and comprehensive income	$40,474	$12,445	$82,449	$5,587
Basic earnings per share	$0.44	$0.14	$0.91	$0.07
Diluted earnings per share	$0.41	$0.13	$0.84	$0.07
Weighted average shares outstanding:
Basic	92,489	88,345	90,929	75,778
Diluted	99,266	93,183	98,033	78,602
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Voting Common		Nonvoting Common		Preferred		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 28, 2019	89,005,062	$89	—	$—	—	$—	$717,282	$28,013	$745,384
Cumulative effect of accounting change								439	439
Exercise and vesting of share-based awards	902,132	1					6,032		6,033
Share-based compensation expense							20,277		20,277
Dividends paid							(147)		(147)
Net income and comprehensive income								12,642	12,642
Balance as of March 28, 2020	89,907,194	90	—	—	—	—	743,444	41,094	784,628
Exercise and vesting of share-based awards	1,511,079	1					9,844		9,845
Tax paid on behalf of employees related to net settlement of share-based awards							(483)		(483)
Share-based compensation expense							10,175		10,175
Dividends paid							(97)		(97)
Net income and comprehensive income								29,333	29,333
Balance as of June 27, 2020	91,418,273	$91	—	$—	—	$—	$762,883	$70,427	$833,401
Exercise and vesting of share-based awards	2,486,649	3					11,252		11,255
Share-based compensation expense							3,857		3,857
Dividends paid							(161)		(161)
Net income and comprehensive income								40,474	40,474
Balance as of September 26, 2020	93,904,922	$94	—	$—	—	$—	$777,831	$110,901	$888,826
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued
(in thousands, except share amounts)
(unaudited)

	Voting Common		Nonvoting Common		Preferred		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 29, 2018	67,435,288	$67	1,038,413	$1	1	$—	$287,457	$12,426	$299,951
Cumulative effect of accounting change								169	169
Exercise and vesting of share-based awards	42,438	—					—		—
Share-based compensation expense							211		211
Dividends paid								(254)	(254)
Net income and comprehensive income								3,774	3,774
Balance as of March 30, 2019	67,477,726	$67	1,038,413	$1	1	$—	$287,668	$16,115	$303,851
Exercise and vesting of share-based awards			30,000	—			314		314
Issuance of common stock upon initial public offering, net of issuance costs	19,765,625	20					400,468		400,488
Conversion of nonvoting to voting common shares	1,068,413	1	(1,068,413)	(1)					—
Redemption of preferred shares					(1)	—			—
Share-based compensation expense							22,750		22,750
Dividends paid								(83)	(83)
Net income (loss) and comprehensive income (loss)								(10,632)	(10,632)
Balance as of June 29, 2019	88,311,764	$88	—	$—	—	$—	$711,200	$5,400	$716,688
Exercise and vesting of share-based awards	60,370	—					(1,021)		(1,021)
Deferred offering costs							(84)		(84)
Share-based compensation expense							2,892		2,892
Dividends paid								(42)	(42)
Net income and comprehensive income								12,445	12,445
Balance as of September 28, 2019	88,372,134	$88	—	$—	—	$—	$712,987	$17,803	$730,878
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 Weeks Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$82,449	$5,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	36,772	32,307
Amortization of intangible and other assets	5,481	7,481
Amortization of debt issuance costs and discounts	1,771	1,962
Debt extinguishment and modification costs	198	5,634
Share-based compensation	34,309	25,853
Provision for accounts receivable	321	2,373
Deferred income taxes	(18,996)	789
Other	1,421	500
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(3,809)	2,813
Merchandise inventories	(33,357)	(8,114)
Prepaid expenses and other current assets	(7,505)	(4,271)
Income and other taxes payable	332	584
Trade accounts payable, accrued compensation and other accrued expenses	(15,545)	25,378
Changes in operating lease assets and liabilities, net	15,419	5,614
Net cash provided by operating activities	99,261	104,490
Cash flows from investing activities:
Advances to independent operators	(8,715)	(9,362)
Repayments of advances from independent operators	5,216	3,107
Purchases of property and equipment	(85,847)	(71,424)
Proceeds from sales of assets	265	680
Intangible assets and licenses	(3,826)	(2,934)
Net cash used in investing activities	(92,907)	(79,933)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	407,666
Proceeds from exercise of share-based compensation awards	27,133	970
Proceeds from revolving credit facility loan	90,000	—
Principal payments on revolving credit facility loan	(90,000)	—
Payments related to net settlement of share-based compensation awards	(483)	(1,677)
Other direct costs paid related to the initial public offering	—	(7,058)
Principal payments on term loans	(188)	(399,813)
Principal payments on other borrowings	(729)	(619)
Dividends paid	(405)	(379)
Debt issuance costs paid	(701)	(690)
Net cash provided by (used in) financing activities	24,627	(1,600)
Net increase in cash and cash equivalents	30,981	22,957
Cash and cash equivalents at beginning of period	28,101	21,063
Cash and cash equivalents at end of period	$59,082	$44,020
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with our wholly owned subsidiaries, collectively, “Grocery Outlet,” “we,” or the “Company”) is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of September 26, 2020, we had 372 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
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
On February 3, 2020, certain of our selling stockholders completed an additional secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million which we recognized in selling, general and administrative expenses during the first quarter of fiscal 2020. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
On April 27, 2020, certain of our selling stockholders completed another secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.0 million which we recognized in selling, general and administrative expenses during the second quarter of fiscal 2020. We received $1.6 million in cash (excluding withholding taxes) in connection with the exercise of 269,000 options by certain stockholders participating in this secondary public offering.
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
Merchandise Inventories — Merchandise inventories are valued at the lower of cost or net realizable value. Cost is determined by the weighted-average cost method for warehouse inventories and the retail inventory method for store inventories. We provide for estimated inventory losses between physical inventory counts based on historical averages. This provision is adjusted periodically to reflect the actual shrink results of the physical inventory counts.
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
There were no assets or liabilities measured at fair value on a recurring basis as of September 26, 2020 or December 28, 2019. There were no transfers of assets or liabilities between levels within the fair value hierarchy as of September 26, 2020 or December 28, 2019.
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
Notes payable and term loans — The carrying value of such financial instruments generally approximates their fair value since the stated interest rates approximates market rates for loans with similar terms for borrowers with similar credit profiles. However, in accordance with Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, the estimated fair values of our term loans as of September 26, 2020 and December 28, 2019 are set forth below.
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	September 26, 2020		December 28, 2019
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Term Loans (Level 2)	$458,688	$448,500	$458,682	$466,515
_______________________
(1)The carrying amounts as of September 26, 2020 and December 28, 2019 are net of unamortized debt discounts of $1.3 million and $1.5 million, respectively.
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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any performance obligations, or any material costs to obtain or fulfill a contract as of September 26, 2020 and December 28, 2019.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards (“breakage”) under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $2.0 million as of September 26, 2020 and December 28, 2019. Breakage amounts were immaterial for the 13 and 39 weeks ended September 26, 2020 and September 28, 2019.
Disaggregated Revenues — The following table presents sales revenue by type of product for the periods indicated (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Perishable (1)	$258,923	$223,329	$788,190	$651,758
Non-perishable (2)	505,159	429,211	1,539,629	1,252,342
Total sales	$764,082	$652,540	$2,327,819	$1,904,100
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
We had 367, 342 and 332 stores operated by independent operators as of September 26, 2020, December 28, 2019 and September 28, 2019, respectively. We had agreements in place with each independent operator. The independent operator orders its merchandise exclusively from us which is provided to the independent operator on consignment. Under the independent operator agreement, the independent operator may select a majority of merchandise that we consign to the independent operator, which the independent operator chooses from our merchandise order guide according to the independent operator’s knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The independent operator agreement gives the independent operator discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. Independent operators are required to furnish initial working capital and to acquire certain store and safety assets. The independent operator is required to hire, train and employ a properly trained workforce sufficient in number to enable the independent operator to fulfill its obligations under the independent operator agreement. The independent operator is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the independent operator agreement without cause upon 75 days’ notice.
As consignor of all merchandise to each independent operator, the aggregate net sales proceeds from merchandise sales belongs to us. Sales related to independent operator stores were $750.5 million and $638.8 million for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively, and $2.28 billion and $1.86 billion for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively. We, in turn, pay independent operators a commission based on a share of the gross profit of the store. Inventories and related sales proceeds are our property, and we are responsible for store rent and related occupancy costs. Independent operator commissions were expensed and included in selling, general and administrative expenses. Independent operator commissions were $114.2 million and $98.2 million for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively, and $351.1 million and $285.2 million for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively. Independent operator commissions of $7.9 million and $6.1 million were included in accrued expenses as of September 26, 2020 and December 28, 2019, respectively.
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
Our maximum exposure to the independent operators is generally limited to the gross operator notes and receivables due from these entities, which was $41.4 million and $37.7 million as of September 26, 2020 and December 28, 2019, respectively. See Note 2 for additional information.

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
Recently Issued Accounting Pronouncements
ASU No. 2019-12 — In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies accounting guidance for certain tax matters including franchise taxes, certain transactions that result in a step-up in tax basis of goodwill, and enacted changes in tax laws in interim periods. In addition, it eliminates a company’s need to evaluate certain exceptions relating to the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We will adopt ASU 2019-12 beginning in the first quarter of fiscal 2021. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements.

Note 2. Independent Operator Notes and Receivables
The amounts included in independent operator notes and accounts receivable consist primarily of funds we loaned to independent operators, net of estimated uncollectible amounts. Independent operator notes are payable on demand and typically bear interest at rates between 3.00% and 9.95%. Accrued interest receivable on independent operator notes is included within the “independent operator receivables and current portion of independent operator notes, net of allowance” line item on the condensed consolidated balance sheets and was $0.3 million and $0.5 million as of September 26, 2020 and December 28, 2019, respectively. There were no independent operator notes that were past due or on a non-accrual status due to delinquency as of September 26, 2020 or December 28, 2019. TCAP notes and receivables, as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from independent operators and the related allowances as of September 26, 2020 and December 28, 2019 consisted of the following (in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
September 26, 2020
Independent operator notes	$36,994	$(629)	$(8,360)	$28,005	$2,242	$25,763
Independent operator receivables	4,407	(527)	—	3,880	3,880	—
Total	$41,401	$(1,156)	$(8,360)	$31,885	$6,122	$25,763

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
December 28, 2019
Independent operator notes	$31,952	$(678)	$(9,088)	$22,186	$1,855	$20,331
Independent operator receivables	5,753	(605)	—	5,148	5,148	—
Total	$37,705	$(1,283)	$(9,088)	$27,334	$7,003	$20,331

A summary of activity in the independent operator notes and receivable allowance was as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Beginning balance	$9,178	$10,655	$10,371	$9,067
Provision for independent operator notes and receivables	384	311	311	2,519
Cumulative effect of accounting change	—	—	(439)	—
Write-off of provision for independent operator notes and receivables	(46)	(497)	(727)	(1,117)
Ending Balance	$9,516	$10,469	$9,516	$10,469

The following table presents the amortized cost basis of independent operator notes by year of origination and credit quality indicator as of September 26, 2020 (in thousands):

Credit Quality Indicator	2020 (YTD)	2019	2018	2017	2016	Prior	Total
TCAP	$1,246	$1,065	$926	$105	$194	$—	$3,536
Non-TCAP	3,097	6,269	6,686	2,652	1,044	291	20,039
New store	7,649	5,770	—	—	—	—	13,419
Total	$11,992	$13,104	$7,612	$2,757	$1,238	$291	$36,994

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
Leases for 15 of our store locations and one warehouse location are controlled by related parties. As of September 26, 2020, the right-of-use assets and lease liabilities related to these properties were $40.5 million and $44.9 million, respectively. As of September 26, 2020, we had executed leases for 32 store locations that we had not yet taken possession of with total undiscounted future lease payments of $176.9 million with lease terms through 2037.
Our lease terms may include options to extend the lease when we are reasonably certain that we will exercise such options. Based upon our initial investment in store leasehold improvements, we utilize an initial reasonably certain lease life of 15 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 15 years or more. Our leases do not include any material residual value guarantees or material restrictive covenants. We also have non-cancelable subleases with unrelated third parties with future minimum rental receipts as of September 26, 2020 totaling $4.5 million ending in various years through 2028 which have not been deducted from the future minimum lease payments.
The balance sheet classification of our right-of-use lease assets and lease liabilities as of September 26, 2020 was as follows (in thousands):

Leases	Classification
Assets:
Operating lease assets	Operating lease right-of-use assets	$819,227
Finance lease assets	Other assets	6,189
Total leased assets		$825,416
Liabilities:
Current
Operating	Current lease liabilities	$44,863
Finance	Current lease liabilities	930
Noncurrent
Operating	Long-term lease liabilities	855,498
Finance	Long-term lease liabilities	5,351
Total lease liabilities		$906,642
The components of lease expense were as follows (in thousands):

		13 Weeks Ended		39 Weeks Ended
Lease Cost	Classification	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost	Selling, general and administrative expenses	$28,470	$24,211	$82,553	$71,085
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	263	173	710	520
Interest on leased liabilities	Interest expense, net	98	68	285	192
Sublease income	Other income	(186)	(299)	(742)	(949)
Net lease cost		$28,645	$24,153	$82,806	$70,848
Short-term lease expense and variable lease payments recorded in operating expenses for the 13 and 39 weeks ended September 26, 2020 and September 28, 2019 were immaterial.

Maturities of lease liabilities as of September 26, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2020	$26,476	$318	$26,794
Fiscal 2021	109,137	1,279	110,416
Fiscal 2022	109,837	1,226	111,063
Fiscal 2023	109,681	1,124	110,805
Fiscal 2024	108,911	1,058	109,969
Thereafter	894,505	2,690	897,195
Total lease payments	1,358,547	7,695	1,366,242
Less: Imputed interest	(458,187)	(1,413)	(459,600)
Present value of lease liabilities	$900,360	$6,282	$906,642
The weighted-average lease term and discount rate as of September 26, 2020 were as follows:

Weighted-average remaining lease term:
Operating leases	12.2 years
Finance leases	6.9 years
Weighted-average discount rate:
Operating leases	7.03%
Finance leases	5.82%

Note 4. Long-term Debt
Long-term debt consisted of the following (in thousands):

	September 26, 2020	December 28, 2019
First Lien Credit Agreement:
Term loan	$460,000	$460,188
Notes payable	68	246
Long-term debt, gross	460,068	460,434
Less: Unamortized debt discounts and debt issuance costs	(11,387)	(12,445)
Long-term debt, less unamortized debt discounts and debt issuance costs	448,681	447,989
Less: Current portion	(68)	(246)
Long-term debt, net	$448,613	$447,743
First Lien Credit Agreement
On October 22, 2018, GOBP Holdings, Inc (“GOBP Holdings”), our wholly owned subsidiary, together with another of our wholly owned subsidiaries, entered into a first lien credit agreement (the “First Lien Credit Agreement”) with a syndicate of lenders for a $725.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with a sub-commitment for a $35.0 million letter of credit and a sub-commitment for $20.0 million of swingline loans. Borrowings under the First Lien Credit Agreement are secured by substantially all the assets of the borrower subsidiary and its guarantors. The term loan proceeds were primarily used for retiring our prior first lien credit agreement and paying cash dividends related to our 2018 recapitalization. As of September 26, 2020, we had standby letters of credit outstanding totaling $3.5 million under the First Lien Credit Agreement.
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
Second Incremental Agreement — On January 24, 2020, GOBP Holdings together with another of our wholly owned subsidiaries, entered into a second incremental agreement (the “Second Incremental Agreement”) which amended the First Incremental Agreement. The Second Incremental Agreement refinanced the First Replacement Term loan under the First Incremental Agreement with a replacement $460.0 million senior secured term loan (the “Second Replacement Term Loan”) with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings, and made certain other corresponding technical changes and updates to the First Incremental Agreement. The interest rate on the Second Replacement Term Loan was 2.90% as of September 26, 2020. The Second Replacement Term Loan matures on October 22, 2025, which is the same maturity date as prior term loans under the First Lien Credit Agreement and First Incremental Agreement. We wrote off debt issuance costs of $0.1 million and incurred debt modification costs of $0.1 million during the first quarter of fiscal 2020 in connection with this refinance.
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

Revolving Credit Facility
We are required to pay a quarterly commitment fee ranging from 0.25% to 0.50% on the daily unused amount of the commitment under the revolving credit facility based upon the leverage ratio defined in the agreement and certain criteria specified in the agreement. We are also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility. On March 19, 2020, we borrowed $90.0 million under the revolving credit facility of our First Lien Credit Agreement (the “Revolving Credit Facility Loan”), the proceeds of which were to be used as reserve funding for working capital needs as a precautionary measure in light of the economic uncertainty surrounding the COVID-19 pandemic. On May 26, 2020, we repaid the Revolving Credit Facility Loan in full. As of September 26, 2020, we had $96.5 million of borrowing capacity available under the revolving credit facility.
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
As of September 26, 2020, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of September 26, 2020 were as follows (in thousands):

Remainder of fiscal 2020	$68
Fiscal 2021	—
Fiscal 2022	—
Fiscal 2023	—
Fiscal 2024	—
Thereafter	460,000
Total	$460,068
Interest Expense
Interest expense, net, consisted of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Interest on loans	$4,533	$7,220	$15,321	$38,476
Amortization of debt issuance costs	564	533	1,684	1,828
Interest on finance leases	98	68	285	192
Other	12	—	25	7
Interest income	(374)	(479)	(1,378)	(1,271)
Interest expense, net	$4,833	$7,342	$15,937	$39,232
Debt Extinguishment and Modification Costs
Debt extinguishment and modification costs consisted of following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Write off of debt issuance costs	$—	$322	$74	$4,110
Debt modification costs	—	150	124	150
Write off of loan discounts	—	—	—	1,374
Debt extinguishment and modification costs	$—	$472	$198	$5,634

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
On June 4, 2019, our board of directors and stockholders approved the Grocery Outlet Holding Corp. 2019 Incentive Plan (the “2019 Plan”). A total of 4,597,862 shares of common stock were reserved for issuance under the 2019 Plan at that time. In addition, on the first day of each fiscal year beginning in fiscal 2020 and ending in fiscal 2029, the 2019 Plan provides for an annual automatic increase of the shares reserved for issuance in an amount equal to the positive difference between (i) 4% of the outstanding common stock on the last day of the immediately preceding fiscal year and (ii) the plan share reserve on the last day of the immediately preceding fiscal year, or a lesser number as determined by our board of directors. As of September 26, 2020, there were a total of 5,057,940 shares of common stock reserved for issuance under the 2019 Plan, which includes 460,078 shares added effective December 29, 2019 per the above noted automatic increase. As of September 26, 2020, there were 3,074,684 shares available for issuance under the 2019 Plan.
On April 28, 2020, the Compensation Committee approved a long-term incentive program (the “LTIP”) under the 2019 Plan consisting of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). RSUs granted under the LTIP generally vest over three years. Half of the total PSUs granted under the LTIP will vest upon the achievement of certain revenue-based performance targets (“Tranche I PSUs”) and half will vest upon the achievement of certain adjusted EBITDA-based performance targets (“Tranche II PSUs”) as determined by the Compensation Committee following the last day of the three-year performance period from December 29, 2019 to December 31, 2022. The number of PSUs ultimately earned will equal the number of Tranche I and Tranche II PSUs granted multiplied by the applicable percentage of actual revenue and adjusted-EBITDA performance target levels achieved, and can range from 0% to 200% of the number of PSUs granted based on the following performance levels and percentages: below minimum (0%); minimum (50%); target (100%); maximum (200%); above maximum (200%). Actual performance achievement percentages that fall between the minimum and target performance levels and the target and maximum performance levels will be determined using linear interpolation.
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
•Dividend yield — Dividend yield is assumed to be zero as we have not paid and do not expect to pay cash dividends on our common shares issued subsequent to our IPO.

Grant Activity
The following table summarizes our stock option activity under all equity incentive plans during the 39 weeks ended September 26, 2020:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 28, 2019	6,243,667	$10.57	5,777,121	$4.57
Granted	—	—	—	—
Exercised	(1,837,303)	7.32	(2,977,972)	4.59
Forfeitures	(51,624)	20.60	(13,071)	16.47
Options outstanding as of September 26, 2020	4,354,740	$11.83	2,786,078	$4.50
Options vested and expected to vest as of September 26, 2020	4,354,740	$11.83	2,786,078	$4.50
Options exercisable as of September 26, 2020	2,736,211	$7.34	2,786,078	$4.50
The following table summarizes our RSU activity under all equity incentive plans during the 39 weeks ended September 26, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 28, 2019	190,872	$22.89
Granted	276,654	37.05
Vested	(92,986)	21.80
Forfeitures	(10,551)	31.60
Unvested balance as of September 26, 2020	363,989	$33.68
The following table summarizes our PSU activity under the 2019 Plan during the 39 weeks ended September 26, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 28, 2019	—	$—
Granted (1)	272,640	36.90
Adjustment for expected performance achievement (2)	135,909	36.90
Vested	—	—
Forfeitures	(823)	36.88
Unvested balance as of September 26, 2020	407,726	$36.90
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the adjustment to previously granted PSUs based on current performance expectations. An additional 135,909 PSUs could potentially be included if the maximum performance level is reached.

Share-Based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Time-Based Stock Options
We did not record compensation expense for time-based stock option grants prior to the closing of our IPO because such time-based options were subject to a post-termination repurchase right by us until certain contingent events such as involuntary termination, a change in control, or an initial public offering occurred, and such contingent events were not deemed probable during any interim or fiscal period prior to our IPO. As a result of this repurchase right feature, other than in limited circumstances, stock issued upon the exercise of these options could be repurchased at our discretion at the lower of fair value or the applicable exercise price. The repurchase right feature lapsed upon the closing of our IPO on June 24, 2019 (the “IPO closing date”). Subsequent to the IPO closing date, we recognized share-based compensation expense for prior service completed as of the IPO closing date and began recognizing the remaining unamortized share-based compensation expense related to these outstanding time-based stock options over the remaining service period.
During the 13 weeks ended September 26, 2020 and September 28, 2019, we recognized $0.7 million and $1.9 million, respectively, of share-based compensation expense for time-based stock options. During the 39 weeks ended September 26, 2020 and September 28, 2019, we recognized $2.2 million and $24.4 million, respectively, of share-based compensation expense for time-based stock options. Unamortized compensation cost related to unvested time-based stock options was $7.5 million as of September 26, 2020, $6.5 million of which relates to time-based stock options granted at the time of our IPO. The $7.5 million of unamortized compensation cost is expected to be amortized over a weighted average period of approximately 2.74 years.
Performance-Based Stock Options
We did not record compensation expense for performance-based stock options during the 13 and 39 weeks ended September 28, 2019 because the performance criteria of such awards had not been achieved and the ultimate vesting of the awards was not considered probable as of September 28, 2019. On February 3, 2020 and April 27, 2020, certain selling stockholders completed secondary public offerings of shares of our common stock. In conjunction with these secondary offerings, certain performance criteria were achieved resulting in the vesting of 4.1 million and 1.7 million performance-based stock options, respectively, and the recognition of $18.5 million and $7.6 million, respectively, of share-based compensation expense associated with the vesting of these performance-based stock options. As of September 26, 2020, all outstanding performance-based stock options are fully vested and fully expensed.
Time-Based Restricted Stock Units
During the 13 weeks ended September 26, 2020 and September 28, 2019, we recognized $1.3 million and $0.9 million, respectively, of share-based compensation expense for RSUs held by employees and non-employee directors. During the 39 weeks ended September 26, 2020 and September 28, 2019, we recognized $3.5 million and $1.2 million, respectively, of share-based compensation expense for RSUs held by employees and non-employee directors. Unamortized compensation cost related to unvested RSUs was $9.8 million as of September 26, 2020, which is expected to be amortized over a weighted average period of approximately 2.45 years.
Performance-Based Restricted Stock Units
During the 13 and 39 weeks ended September 26, 2020 we recognized $1.7 million and $2.1 million, respectively, of share-based compensation expense for PSUs, which represents the expense associated with the expected level of performance achievement as of September 26, 2020. There were no such amounts recognized in the comparable prior year periods as PSUs only began being granted during fiscal 2020. Unamortized compensation cost related to the expected level of achievement of unvested PSUs was $12.9 million as of September 26, 2020, which is expected to be amortized over a weighted average period of approximately 2.25 years.

Dividends
For time-based stock options and RSUs that were outstanding on the dividend dates of June 23, 2016 and October 22, 2018 and that are expected to vest during fiscal 2020 and beyond, we intend to make dividend payments as these time-based stock options and RSUs vest. Pursuant to the 2014 Plan, if we are unable to make those payments, we may instead elect to reduce the per share exercise price of each such time-based stock option by an amount equal to the dividend amount in lieu of making the applicable dividend payment. As such, our dividends are not considered declared and payable and are not accrued as a liability in our condensed consolidated balance sheets as of September 26, 2020. We paid an immaterial amount of cash dividends on vested time-based stock options and RSUs during the 13 and 39 weeks ended September 26, 2020 and September 28, 2019, respectively, which was included in share-based compensation expense for those respective periods. Unamortized compensation cost related to future dividend payments on unvested time-based stock options and RSU share-based awards was approximately $0.5 million as of September 26, 2020.

Note 6. Income Taxes
Our income tax expense (benefit) and effective income tax rate were as follows (dollars in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Income tax expense (benefit)	$(14,992)	$3,689	$(19,037)	$886
Effective income tax rate	(58.8)%	22.9%	(30.0)%	13.7%
The decrease in our effective income tax rate for the 13 and 39 weeks ended September 26, 2020 compared to the corresponding periods in fiscal 2019 was primarily due to excess tax benefits related to the exercise of stock options and vesting of employee restricted stock units. Our effective income tax rate for the 13 and 39 weeks ended September 26, 2020 and 39 weeks ended September 28, 2019 is lower than the U.S. statutory income tax rate of 21% primarily due to excess tax benefits related to the exercise of stock options and the vesting of employee restricted stock units. Our effective income tax rate for the 13 weeks ended September 28, 2019 is higher than the U.S. statutory income tax rate of 21% primarily due to state income taxes and permanently nondeductible expenses.
Based on our current assessment of future taxable income, including available tax planning opportunities, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize all of our material deferred tax assets. As such, we did not record a valuation allowance against these material deferred tax assets as of September 26, 2020 and December 29, 2019.
Our policy is to include interest and penalties associated with uncertain tax positions within income tax expense and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations and comprehensive income, nor have we accrued for or made payments for interest and penalties. As of September 26, 2020 and December 28, 2019, we had no uncertain tax positions and do not anticipate any changes to our uncertain tax positions within the next 12 months.
Note 7. Related Party Transactions
Related Party Leases
We leased property from entities affiliated with certain of our non-controlling stockholders for 15 store locations and one warehouse location as of September 26, 2020 and for 16 store locations and one warehouse location as of September 28, 2019. These entities received aggregate lease payments from us of $1.5 million for each of the 13 weeks ended September 26, 2020 and September 28, 2019, and $4.5 million and $4.6 million for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively.
During April 2020, we entered into an aircraft dry lease agreement (the “aircraft lease”) with an entity controlled by our Chief Executive Officer, Mr. Lindberg, to lease a Pilatus PC-12 aircraft. We believe that this agreement provides us better access to visit our stores, many of which are in remote areas or are not easily accessible by car or regular commercial airline service, and to visit prospective real estate sites. The aircraft lease gives us the ability to use the aircraft in the course of our operations on an as-needed, non-exclusive basis. The aircraft lease provides that we pay an hourly lease rate and we bear all direct operating costs associated with our use of the aircraft, and the lessor bears all fixed costs (e.g. maintenance, hangar, insurance). Mr. Lindberg, to the extent that he operates the aircraft for his personal use, will bear all costs associated with his operation of the aircraft. We believe that the terms of the aircraft lease are no less favorable than could be obtained from an unrelated third party and we believe that the foregoing arrangement, including related direct operating costs, insurance and crew costs, will reduce our average hourly cost for use of private aircraft, which previously had been primarily conducted through charter arrangements. Operating lease costs related to the aircraft lease are included in selling, general and administrative expenses, and were immaterial for the 13 and 39 weeks ended September 26, 2020 and September 28, 2019.
Independent Operator Notes and Receivables
We offer interest-bearing notes to independent operators and the gross operating notes and receivables due from these entities was $41.4 million and $37.7 million as of September 26, 2020 and December 28, 2019, respectively. See Note 2 for additional information.
Note 8. Commitments and Contingencies
We are involved from time to time in claims, proceedings and litigation arising in the normal course of business. We do not believe the impact of such litigation will have a material adverse effect on our condensed consolidated financial statements taken as a whole.

Note 9. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator
Net income and comprehensive income	$40,474	$12,445	$82,449	$5,587
Denominator
Weighted-average shares outstanding — basic	92,489	88,345	90,929	75,778
Effect of dilutive stock options	6,666	4,737	7,022	2,788
Effect of dilutive RSUs	111	101	82	36
Weighted-average shares outstanding — diluted (1)	99,266	93,183	98,033	78,602
Earnings per share :
Basic	$0.44	$0.14	$0.91	$0.07
Diluted	$0.41	$0.13	$0.84	$0.07
_______________________
(1)The diluted weighted-average shares outstanding for the 13 and 39 weeks ended September 28, 2019 did not include performance-based stock options because the requisite performance criteria of such stock options had not been achieved as of that date.
On February 3, 2020, in conjunction with a secondary offering, certain performance criteria were achieved resulting in the vesting of 4.1 million performance-based stock options, and accordingly, these vested performance-based stock options are included in the diluted weighted-average shares outstanding for the 13 and 39 weeks ended September 26, 2020.
On April 27, 2020 in conjunction with an additional secondary offering, certain performance criteria were achieved resulting in the vesting of the remaining 1.7 million unvested performance-based stock options, and accordingly, these vested performance-based stock options are included in the diluted weighted-average shares outstanding for the 13 and 39 weeks ended September 26, 2020. See Note 5 for additional information.
The following weighted-average common stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock options	—	—	—	200
RSUs	—	—	1	17
Total	—	—	1	217

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
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to the third quarter of fiscal 2020 and the third quarter of fiscal 2019 refer to the 13 weeks ended September 26, 2020 and September 28, 2019, respectively.
As used in this report, references to “Grocery Outlet,”“the Company,”“the registrant,”“we,”“us” and “our,” refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators (“IOs”) run our stores and create a neighborhood feel through personalized customer service and a localized product offering. This differentiated approach has driven 16 consecutive years of positive comparable store sales growth. As of September 26, 2020, we had 372 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
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
On February 3, 2020, certain of our selling stockholders completed an additional secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million which we recognized in selling, general and administrative expenses during the first quarter of fiscal 2020. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
On April 27, 2020, certain of our selling stockholders completed a third secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.0 million which we recognized in selling, general and administrative expenses during the second quarter of fiscal 2020. We received $1.6 million in cash (excluding withholding taxes) in connection with the exercise of 269,000 options by certain stockholders participating in this secondary public offering.
On May 28, 2020, the stockholder affiliated with our former private equity sponsor, Hellman and Friedman LLC, distributed the remainder of its holdings representing 9.6 million shares of our common stock to its equity holders. We did not receive any proceeds or incur any material costs related to this distribution.

COVID-19
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. As a result, many states, including states where we have significant operations, declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. As of the date of this filing, grocery stores are considered essential businesses in states and counties that have enacted requirements that residents leave their homes only for essential business (“shelter in place requirements”) and are able to continue operating. As COVID-19 has continued to spread and the situation has continued to evolve, there has been a surge of positive COVID-19 cases around the country during, and subsequent to, the third quarter of fiscal 2020 as shelter in place requirements have lapsed and other businesses have begun to reopen.
We expect that our IOs may face staffing challenges as long as school and childcare closures and COVID-19-related concerns exist. In addition, since the start of the pandemic certain inventory items such as water, beans and bread as well as key cleaning supplies and protective equipment have at times been, and may in the future again be, in short supply. These factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Further, planned construction and opening of new stores have been and may continue to be negatively impacted due to shelter in place requirements and the closure of government offices in certain areas. During the 39 weeks ended September 26, 2020, from time to time we had to temporarily close certain stores for cleaning after persons at those locations tested positive for COVID-19. In the event that an employee, IO, or IO employee tests positive for COVID-19, we may have to again temporarily close a store, office or distribution center for cleaning and/or quarantine one or more employees which could negatively impact our financial results. We have incurred, and expect to continue to incur, cleaning and safety costs, costs for protective equipment and supplies, and higher personnel expenses. In addition, we have incurred, and expect to continue to incur, additional expenses as a result of certain increased costs related to our IOs. For example, we are paying a portion of the costs of protective equipment and cleaning supplies for our IOs as well as reducing interest rates on outstanding IO note balances. We cannot reasonably estimate the length or severity of this pandemic, but it could have a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020. See “Item 1A. Risk Factors—Major health epidemics, such as the outbreak caused by a coronavirus (COVID-19), and other outbreaks could disrupt and adversely affect our operations, financial condition and business” for additional information.
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
Third Quarter of Fiscal 2020 Overview
Key financial and operating performance results for the third quarter of fiscal 2020 were as follows:
•Net sales increased by 17.1% to $764.1 million from $652.5 million in the third quarter of fiscal 2019; comparable store sales increased by 9.1% compared to a 5.8% increase in the same period last year.
•We opened 10 new stores and closed zero, ending the third quarter of fiscal 2020 with 372 stores in six states.
•Net income increased 225.2% to $40.5 million, or $0.41 per diluted share, compared to net income of $12.4 million, or $0.13 per diluted share, in the third quarter of fiscal 2019.
•Adjusted EBITDA(1) increased 25.1% to $55.3 million compared to $44.2 million in the third quarter of fiscal 2019.
•Non-GAAP adjusted net income(1) increased 141.8% to $49.9 million, or $0.50 per non-GAAP diluted share, compared to $20.6 million, or $0.22 per non-GAAP diluted share, in the third quarter of fiscal 2019.
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

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of sales (amounts in thousands, except for percentages):

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$764,082	$652,540	$2,327,819	$1,904,100
Cost of sales	525,899	451,453	1,598,859	1,317,276
Gross profit	238,183	201,087	728,960	586,824
Operating expenses:
Selling, general and administrative	189,880	161,047	574,813	471,542
Depreciation and amortization	14,131	13,200	40,291	38,090
Share-based compensation	3,857	2,892	34,309	25,853
Total operating expenses	207,868	177,139	649,413	535,485
Income from operations	30,315	23,948	79,547	51,339
Other expenses:
Interest expense, net	4,833	7,342	15,937	39,232
Debt extinguishment and modification costs	—	472	198	5,634
Total other expenses	4,833	7,814	16,135	44,866
Income before income taxes	25,482	16,134	63,412	6,473
Income tax expense (benefit)	(14,992)	3,689	(19,037)	886
Net income and comprehensive income	$40,474	$12,445	$82,449	$5,587

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Percentage of Sales (1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.8%	69.2%	68.7%	69.2%
Gross profit	31.2%	30.8%	31.3%	30.8%
Operating expenses:
Selling, general and administrative	24.9%	24.7%	24.7%	24.8%
Depreciation and amortization	1.8%	2.0%	1.7%	2.0%
Share-based compensation	0.5%	0.4%	1.5%	1.4%
Total operating expenses	27.2%	27.1%	27.9%	28.1%
Income from operations	4.0%	3.7%	3.4%	2.7%
Other expenses:
Interest expense, net	0.6%	1.1%	0.7%	2.1%
Debt extinguishment and modification costs	—%	0.1%	—%	0.3%
Total other expenses	0.6%	1.2%	0.7%	2.4%
Income before income taxes	3.3%	2.5%	2.7%	0.3%
Income tax expense (benefit)	(2.0)%	0.6%	(0.8)%	—%
Net income and comprehensive income	5.3%	1.9%	3.5%	0.3%
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

The following table summarizes key operating metrics and non-GAAP components of our results of operations (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Other Financial and Operations Data
Number of new stores	10	8	27	24
Number of stores open at end of period	372	337	372	337
Comparable store sales growth (1)	9.1%	5.8%	14.3%	5.3%
EBITDA (2)	$45,111	$37,258	$121,602	$85,492
Adjusted EBITDA (2)	$55,277	$44,176	$172,948	$128,306
Non-GAAP adjusted net income (2)	$49,913	$20,639	$125,771	$45,047
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
GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to non-GAAP adjusted net income, and our GAAP to non-GAAP earnings per share:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$40,474	$12,445	$82,449	$5,587
Interest expense, net	4,833	7,342	15,937	39,232
Income tax expense (benefit)	(14,992)	3,689	(19,037)	886
Depreciation and amortization expenses (a)	14,796	13,782	42,253	39,787
EBITDA	45,111	37,258	121,602	85,492
Share-based compensation expenses (b)	3,857	2,892	34,309	25,853
Debt extinguishment and modification costs (c)	—	472	198	5,634
Non-cash rent (d)	2,675	1,629	7,648	5,307
Asset impairment and gain or loss on disposition (e)	205	85	1,158	500
New store pre-opening expenses (f)	502	294	1,245	1,036
Provision for accounts receivable reserves (g)	372	309	321	2,373
Other (h)	2,555	1,237	6,467	2,111
Adjusted EBITDA	$55,277	$44,176	$172,948	$128,306

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$40,474	$12,445	$82,449	$5,587
Share-based compensation expenses (b)	3,857	2,892	34,309	25,853
Debt extinguishment and modification costs (c)	—	472	198	5,634
Non-cash rent (d)	2,675	1,629	7,648	5,307
Asset impairment and gain or loss on disposition (e)	205	85	1,158	500
New store pre-opening expenses (f)	502	294	1,245	1,036
Provision for accounts receivable reserves (g)	372	309	321	2,373
Other (h)	2,555	1,237	6,467	2,111
Amortization of purchase accounting assets and deferred financing costs (i)	2,943	3,705	8,823	11,456
Tax effect of total adjustments (j)	(3,670)	(2,429)	(16,847)	(14,810)
Non-GAAP adjusted net income	$49,913	$20,639	$125,771	$45,047
GAAP earnings per share
Basic	$0.44	$0.14	$0.91	$0.07
Diluted	$0.41	$0.13	$0.84	$0.07
Non-GAAP adjusted earnings per share
Basic	$0.54	$0.23	$1.38	$0.59
Diluted	$0.50	$0.22	$1.28	$0.57
GAAP weighted average shares outstanding
Basic	92,489	88,345	90,929	75,778
Diluted	99,266	93,183	98,033	78,602
Non-GAAP weighted average shares outstanding
Basic	92,489	88,345	90,929	75,778
Diluted	99,266	93,183	98,033	78,602
___________________________
(a)Includes depreciation related to our distribution centers which is included within the cost of sales line item in our condensed consolidated statements of operations and comprehensive income. See Note 1 to the condensed consolidated financial statements for additional information about the components of cost of sales.
(b)Includes non-cash share-based compensation expense and immaterial cash dividends paid on vested share-based awards for cash dividends declared in connection with our recapitalizations in fiscal 2018 and 2016. See “Share-based Compensation Expense” in the “Comparison of the 13 and 39 weeks ended September 26, 2020 and September 28, 2019” section below for additional information.
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
(g)Represents non-cash changes in reserves related to our IO notes and accounts receivable. The 39 weeks ended September 26, 2020 reflects the adoption of ASU 2016-13. See Note 2 to the condensed consolidated financial statements for additional information.
(h)Other non-recurring, non-cash or discrete items, such as transaction related costs including costs related to employer payroll taxes associated with equity awards, secondary offerings, store closing costs, personnel-related costs, legal expenses, strategic project costs, and miscellaneous costs.
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

Comparison of the 13 and 39 weeks ended September 26, 2020 and September 28, 2019 (dollars in thousands)
Net Sales

	13 Weeks Ended				39 Weeks Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
Net sales	$764,082	$652,540	$111,542	17.1%	$2,327,819	$1,904,100	$423,719	22.3%
The increase in net sales for the 13 and 39 weeks ended September 26, 2020 compared to the same periods in fiscal 2019 was primarily attributable to an increase in comparable store sales, as well as non-comparable store sales growth attributable to the net 35 new stores opened over the last 12 months.
Comparable store sales increased 9.1% for the 13 weeks ended September 26, 2020 and 14.3% for the 39 weeks ended September 26, 2020 compared to the same periods in fiscal 2019. Comparable store sales growth was driven by increases in average transaction size partially offset by traffic declines, as customer shopping behaviors changed in response to COVID-19.
Cost of Sales

	13 Weeks Ended				39 Weeks Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
Cost of sales	$525,899	$451,453	$74,446	16.5%	$1,598,859	$1,317,276	$281,583	21.4%
% of net sales	68.8%	69.2%			68.7%	69.2%
The increase in cost of sales for the 13 and 39 weeks ended September 26, 2020 compared to the same periods in fiscal 2019 was primarily the result of new store growth and an increase in comparable store sales.
Costs as a percentage of sales decreased due in large part to reduced product markdowns and throwaways resulting from faster inventory turnover as well as lower freight expense to stores. We expect that cost of sales will increase for the remainder of the year as a result of commodity cost pressures, moderating inventory turnover and seasonal product mix impacts.
Gross Profit and Gross Margin

	13 Weeks Ended				39 Weeks Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
Gross profit	$238,183	$201,087	$37,096	18.4%	$728,960	$586,824	$142,136	24.2%
Gross margin	31.2%	30.8%			31.3%	30.8%
The increase in gross profit for the 13 and 39 weeks ended September 26, 2020 compared to the same periods in fiscal 2019 was primarily the result of new store growth and an increase in comparable store sales. Our gross margin increased modestly for the 13 and 39 weeks ended September 26, 2020 compared to the same period in fiscal 2019 primarily due to lower cost of sales as a percentage of sales as discussed previously.
Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended				39 Weeks Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
SG&A	$189,880	$161,047	$28,833	17.9%	$574,813	$471,542	$103,271	21.9%
% of net sales	24.9%	24.7%			24.7%	24.8%
The increase in SG&A for the 13 and 39 weeks ended September 26, 2020 compared to the same periods in fiscal 2019 was primarily driven by increased selling expenses related to higher sales volume. These increased expenses consisted primarily of variable commission payments to IOs, store occupancy and maintenance costs, as well as investments in general and administrative infrastructure to support the growth of our business. SG&A has also increased as a result of incremental costs associated with COVID-19 such as cleaning and safety costs, costs for protective equipment and supplies, and higher personnel expense in addition to costs to comply with public company requirements and expenses associated with our secondary offerings.
As a percentage of sales, SG&A increased slightly for the 13 weeks ended September 26, 2020 compared to the same period in fiscal 2019 due to the factors noted above while it remained relatively flat for the 39 weeks ended September 26, 2020 as compared to the same period in fiscal 2019.

Depreciation and Amortization Expense

	13 Weeks Ended				39 Weeks Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
Depreciation and amortization	$14,131	$13,200	$931	7.1%	$40,291	$38,090	$2,201	5.8%
% of net sales	1.8%	2.0%			1.7%	2.0%
The increase in depreciation and amortization expenses for the 13 and 39 weeks ended September 26, 2020 compared to the same periods in fiscal 2019 is primarily driven by new store growth and other capital investments.
Share-based Compensation Expense

	13 Weeks Ended				39 Weeks Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
Share-based compensation	$3,857	$2,892	$965	33.4%	$34,309	$25,853	$8,456	32.7%
% of net sales	0.5%	0.4%			1.5%	1.4%
The increase in share-based compensation expenses for the 13 weeks ended September 26, 2020 compared to the same period in fiscal 2019 was primarily driven by adjustments to reflect current performance expectations related to previously granted PSUs. For the 39 weeks ended September 26, 2020, share-based compensation expenses were primarily comprised of $26.1 million in expense related to 5.8 million performance-based stock options that vested in conjunction with the closing of the February 3, 2020 and April 27, 2020 secondary offerings. For the 39 weeks ended September 28, 2019, share-based compensation expenses were driven largely by $23.7 million in expense related to time-based options granted prior to the IPO on June 24, 2019. See Note 5 to the condensed consolidated financial statements for additional information.
Interest Expense, Net

	13 Weeks Ended				39 Weeks Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
Interest expense, net	$4,833	$7,342	$(2,509)	(34.2)%	$15,937	$39,232	$(23,295)	(59.4)%
% of net sales	0.6%	1.1%			0.7%	2.1%
The decrease in net interest expense for the 13 and 39 weeks ended September 26, 2020 compared to the same periods in fiscal 2019 was primarily driven by lower total borrowings under our First Lien Credit Agreement and the repayment in full of our Second Lien Credit Agreement in June 2019. See Note 4 to the condensed consolidated financial statements for additional information.
Debt Extinguishment and Modification Costs

	13 Weeks Ended				39 Weeks Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
Debt extinguishment and modification costs	$—	472	$(472)	(100.0)%	$198	5,634	$(5,436)	(96.5)%
% of net sales	0.0%	0.1%			0.0%	0.3%
During the 39 weeks ended September 26, 2020, we wrote off $0.1 million of debt issuance costs and incurred $0.1 million of debt modification costs related to the repricing and amendment of our First Lien Credit Agreement. During the 13 weeks ended September 28, 2019 we wrote off approximately $0.3 million of debt issuance costs and incurred $0.2 million of debt modification costs related to the repricing and amendment of our First Lien Credit Agreement. During the 39 weeks ended September 28, 2019, we wrote off $4.1 million of debt issuance costs and $1.4 million of unamortized loan discounts and incurred $0.2 million of debt modification costs related to the repayment in full of our Second Lien Term Loan and termination of the related loan agreement. See Note 4 to the condensed consolidated financial statements for additional information.

Income Tax Expense (Benefit)

	13 Weeks Ended				39 Weeks Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
Income tax expense (benefit)	$(14,992)	$3,689	$(18,681)	(506.4)%	$(19,037)	$886	$(19,923)	(2,248.6)%
% of net sales	(2.0)%	0.6%			(0.8)%	—%
Effective tax rate	(58.8)%	22.9%			(30.0)%	13.7%
During the 13 and 39 weeks ended September 26, 2020, we recorded a net income tax benefit of $15.0 million and $19.0 million, respectively, compared to a net income tax expense of $3.7 million and $0.9 million for the 13 and 39 weeks ended September 28, 2019, respectively. This change was primarily the result of excess tax benefits in the current year related to the exercise of stock options and vesting of employee restricted stock units. Such excess tax benefits totaled $21.9 million and $36.5 million for the 13 and 39 weeks ended September 26, 2020, respectively.
Net Income

	13 Weeks Ended				39 Weeks Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
Net income	$40,474	$12,445	$28,029	225.2%	$82,449	$5,587	$76,862	1,375.7%
% of net sales	5.3%	1.9%			3.5%	0.3%
As a result of the foregoing factors, including the excess tax benefits described above, net income increased substantially for the 13 and 39 weeks ended September 26, 2020 compared to the same periods in fiscal 2019.
Adjusted EBITDA

	13 Weeks Ended				39 Weeks Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
Adjusted EBITDA	$55,277	$44,176	$11,101	25.1%	$172,948	$128,306	$44,642	34.8%
The increase in adjusted EBITDA for the 13 and 39 weeks ended September 26, 2020 compared to the same periods in fiscal 2019 was primarily due to the increase in net sales, which was primarily driven by an increase in comparable store sales of 9.1% for the 13 weeks ended September 26, 2020 and 14.3% for the 39 weeks ended September 26, 2020 compared to the same periods in fiscal 2019, along with an increase in store count compared to the same periods in fiscal 2019. Additionally, gross margin rate increased modestly for the 13 and 39 weeks ended compared to the same period in fiscal 2019 as discussed above.
Non-GAAP Adjusted Net Income

	13 Weeks Ended				39 Weeks Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
Non-GAAP adjusted net income	$49,913	$20,639	$29,274	141.8%	$125,771	$45,047	$80,724	179.2%
The increase in non-GAAP adjusted net income for the 13 and 39 weeks ended September 26, 2020 compared to the same periods in fiscal 2019 was primarily due to an increase in net sales, which was primarily driven by an increase in comparable store sales of 9.1% for the 13 weeks ended September 26, 2020 and 14.3% for the 39 weeks ended September 26, 2020, along with an increase in store count compared to the same period in fiscal 2019. In addition, non-GAAP adjusted net income benefited from lower net interest expense and excess tax benefits related to the exercise of stock options and vesting of employee restricted stock units for the 13 and 39 weeks ended compared to the same periods in fiscal 2019 as discussed above.

Liquidity and Capital Resources
Sources of Liquidity
As of September 26, 2020, we had cash and cash equivalents of $59.1 million, which consisted principally of cash held in checking and money market accounts with financial institutions. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We funded our liquidity requirements through cash generated from our operations, cash received from the initial public offering of our common stock and borrowings and availability under our First Lien Credit Agreement.
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
Second Incremental Agreement — On January 24, 2020, we entered into a second incremental agreement (the “Second Incremental Agreement”) which amended the First Incremental Agreement. The Second Incremental Agreement refinanced the First Replacement Term loan under the First Incremental Agreement with a replacement $460.0 million senior secured term loan (the “Second Replacement Term Loan”) with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, and made certain other technical changes and updates to the First Incremental Agreement. The interest rate on the Second Replacement Term Loan was 2.90% as of September 26, 2020. The Second Replacement Term Loan matures on October 22, 2025, which is the same maturity date as prior term loans under the original First Lien Credit Agreement and First Incremental Agreement.
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

Revolving Credit Facility — On March 19, 2020, we borrowed $90.0 million under the revolving credit facility of our First Lien Credit Agreement (the “Revolving Credit Facility Loan”), the proceeds of which were to be used as reserve funding for working capital needs as a precautionary measure in light of the economic uncertainty surrounding the COVID-19 pandemic. On May 26, 2020, we repaid the Revolving Credit Facility Loan in full. As of September 26, 2020, we had $96.5 million of borrowing capacity available under the revolving credit facility.
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
As of September 26, 2020, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.
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

Cash Flows
The following table sets forth a summary our cash flows for the periods presented (in thousands, except percentages):

	39 Weeks Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Net cash provided by operating activities	$99,261	$104,490	$(5,229)	(5)%
Net cash used in investing activities	$(92,907)	$(79,933)	$(12,974)	16%
Net cash provided by (used in) financing activities	$24,627	$(1,600)	$26,227	1,639%
Net increase in cash and cash equivalents	$30,981	$22,957	$8,024	35%
Cash Provided by Operating Activities
Net cash provided by operating activities was $99.3 million for the 39 weeks ended September 26, 2020, compared to $104.5 million for the same period in fiscal 2019. The decrease in net cash provided by operating activities for the 39 weeks ended September 26, 2020 compared to the same period in fiscal 2019 was primarily the result of a reduction in working capital largely driven by an increase in merchandise inventory and decrease in trade accounts payable, partially offset by increased net sales driven by comparable store sales and new store growth.
Cash Used in Investing Activities
Net cash used in investing activities was $92.9 million for the 39 weeks ended September 26, 2020 compared to $79.9 million for the same period in fiscal 2019. The increase in net cash used in investing activities of $13.0 million for the 39 weeks ended September 26, 2020 compared to the same period in fiscal 2019 was primarily related to capital expenditures including the construction of newly opened stores and stores under development, partially offset by higher repayments of advances from IOs. We had 27 new store openings and one store relocation in the 39 weeks ended September 26, 2020 compared to 24 new store openings and one store relocation in same period of fiscal 2019.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $24.6 million for the 39 weeks ended September 26, 2020 compared to $1.6 million net cash used in financing activities for the same period in fiscal 2019. The increase in net cash provided by financing activities was primarily due to proceeds received from the exercise of share-based awards. This increase was partially offset by net proceeds from our IPO offset in part by the repayment of outstanding debt during the 39 weeks ended September 28, 2019.

Off-Balance Sheet Arrangements
As of September 26, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There have been no material changes to our contractual obligations during the 39 weeks ended September 26, 2020 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2020, except for the addition of operating lease right-of-use assets as discussed in Note 3 to the condensed consolidated financial statements included elsewhere in this report..
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
There have been no material changes to our critical accounting policies and estimates during the 39 weeks ended September 26, 2020 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed with the SEC on March 25, 2020, except for the adoption of ASU 2016-13 as discussed in Note 1 to the condensed consolidated financial statements included elsewhere in this report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of September 26, 2020, our outstanding credit facilities included a $460.0 million term loan (the “Second Replacement Term Loan”). As of September 26, 2020, the interest rate on the Second Replacement Term Loan was 2.90% (See Note 4 to the condensed consolidated financial statements for additional information). Based on the outstanding balance and interest rate of our Second Replacement Term Loan as of September 26, 2020, a hypothetical 10% relative increase or decrease in the effective interest rate would cause an increase or decrease in interest expense of approximately $1.3 million over the next 12 months.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level as of September 26, 2020.
Changes in Internal Control over Financial Reporting
During the quarter ended September 26, 2020, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls in order to ensure their continued design and operating effectiveness.
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

Item 1A. Risk Factors
Except as described below, there have been no substantive changes or additions to the risk factors previously disclosed in our prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 23, 2020, and any documents incorporated by reference therein, and our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2020 that we believe are material to our business, financial condition, results of operations, cash flows or growth prospects.
Major health epidemics, such as the outbreak caused by a coronavirus (COVID-19), and other outbreaks could disrupt and adversely affect our operations, financial condition and business.
The United States and other countries have experienced, and may experience in the future, major health epidemics related to viruses or other pathogens. For example, the outbreak of COVID-19, a novel coronavirus, has been declared a global pandemic, and has continued to worsen in many parts of the United States. As a result, most states where we have a significant number of stores have at various times during the pandemic declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. As COVID-19 has continued to spread and the situation has continued to evolve, there has been an increase in positive COVID-19 cases around the country during, and subsequent to, the second quarter of fiscal 2020 as shelter in place requirements have lapsed and other businesses have begun to reopen. We expect that our IOs may face staffing challenges so long as school and child care closures and COVID-19-related concerns exist.
In addition, since the start of the pandemic, certain inventory items such as water, beans and bread as well as key cleaning supplies and protective equipment have, at times been, and may in the future again be, in short supply. Supply for inventory, including opportunistic inventory, has been, and may in the future again be, negatively impacted at times when overall demand for inventory is increased, which could negatively impact our margin. These factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Furthermore, we and our IOs have incurred, and may continue to incur, additional expenditures in connection with the spread of COVID-19 and legislation that has passed or may be passed in response to COVID-19, including but not limited to costs for supplies, additional employee benefits and/or premium pay, which may negatively affect our financial results. Further, for example, in the first quarter of fiscal 2020, California enacted by executive order changes to the state's worker compensation standards providing that employees who have to work outside of the home and who contract COVID-19 are presumed to have a workplace injury covered by the worker's compensation system. Our planned construction and opening of new stores have been and may continue to be negatively impacted due to state or county shelter in place requirements and the closure of government offices in certain areas which could negatively impact our financial results. A significant subset of our corporate employee population remains in a remote work environment in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including an increased risk of phishing and other cybersecurity attacks. In the event that an employee, IO, or IO employee tests positive for COVID-19, we have had to, and may in the future have to, temporarily close one or more stores, offices or distribution centers for cleaning and/or quarantine one or more employees, which could negatively impact our financial results. Outbreaks of COVID-19 among employees of any of our suppliers, vendors, third party distributors or service providers may disrupt or limit product supply and vendor services which could have a negative impact on our financial results. In addition, if one of more of our employees, IOs, IOs’ employees or customers becomes ill from COVID-19 and attributes their exposure to such illness to us or one of our stores, we and/or our IOs could be subject to allegations of failure to adequately mitigate the risk of such exposure. Such allegations could harm our reputation and sales and expose us to the risks of litigation and liability. Many states are now increasing enforcement and COVID-19 compliance efforts through state OSHA or public health inspections. Such enforcement efforts could result in citations, additional requirements or temporary store closures which could negatively impact our financial results.
Due to the extraordinary impact of the outbreak of COVID-19 on our operations, including, without limitation, on customer behavior and inventory supply and the other factors discussed above, our operating results and performance during calendar year 2020 may not be meaningful indicators of future results. These impacts and the uncertainty surrounding the outbreak also make it more challenging for us to estimate future performance of the business and develop growth strategies for the future. The rapid development and fluidity of this situation precludes any prediction as to the adverse impact to us of COVID-19. We are continuing to monitor the spread of COVID-19 and related risks. The magnitude and duration of the pandemic and its impact on our business, results of operations, financial position, and cash flows are uncertain as this continues to evolve globally.
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
42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Default Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Directors Deferral Plan
On November 6, 2020, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company approved the Grocery Outlet Holding Corp. Directors Deferral Plan (the “Plan”). All current directors who are not employees of the Company are eligible to participate in the Plan.
Under the terms of the Plan, the Company’s non-employee directors may elect to defer all of their annual cash compensation and/or all of the Company shares issued upon settlement of their annual restricted stock unit award, in each case, in the form of deferred stock units (“DSUs”) credited to an account maintained by the Company. The number of DSUs credited in respect of annual cash compensation is determined by dividing the dollar amount of the deferred cash compensation by the fair market value of a share of the Company’s common stock on the date the cash compensation would otherwise have been paid to the director. DSUs are awarded from, and remain subject to the terms of, the Grocery Outlet Holding Corp. 2019 Incentive Plan (the “Incentive Plan”).
Each DSU represents the right to receive a number of shares of Company common stock equal to the number of DSUs initially credited to the director’s account plus the number of DSUs credited as a result of any dividend equivalent rights (to which DSUs initially credited to a director’s account are entitled). Directors may elect that settlement of DSUs be made or commence on (i) the first business day in a year following the year for which the deferral is made, (ii) following termination of service on the Board or (iii) the earlier of (i) or (ii). Directors may elect that DSUs be settled in a single one-time distribution or in a series of up to 15 annual installments. In addition, DSU accounts will be settled upon a Change in Control (as defined in the Incentive Plan) or upon a director’s death. Notwithstanding the foregoing, with respect to S. Macgregor Read only, Mr. Read will forfeit the right to settlement of his DSUs to the extent that the DSUs would otherwise be settled upon a Change in Control that occurs prior to a specified date.
The Compensation Committee will administer the Plan. The Plan or any deferral may be amended, suspended, discontinued by the Committee at any time in the Committee’s discretion; provided, that no amendment, suspension or discontinuance will reduce any director’s accrued benefit, except as required to comply with applicable law. The Committee may terminate the Plan at any time, as long as the termination complies with applicable tax and other requirements.
The foregoing summary description of the Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan, a copy of which is filed herewith as Exhibit 10.1 and incorporated herein by reference.
Executive Severance Plan
On November 9, 2020, the Committee adopted the Grocery Outlet Holding Corp. Executive Severance Plan (the “Severance Plan”) to provide severance benefits to certain eligible employees of the Company and its affiliates who experience a termination of employment under the conditions described in the Severance Plan. Eligible employees under the Severance Plan include all of the Company’s named executive officers, other than the Company’s current Chief Executive Officer, Eric Lindberg. The Severance Plan is effective as of November 9, 2020.
Non-Change-in-Control Severance. Under the terms of the Severance Plan, if a participant at the executive vice president level or senior vice president level experiences a termination by the Company without cause (as defined in the Incentive Plan) or by the participant for good reason (as defined in the Severance Plan), either of which is referred to as a “covered termination,” not in connection with a Change in Control (as defined in the Incentive Plan), the Company will provide the participant with the following severance payments and benefits, subject to his or her continued compliance with a restrictive covenant agreement and the execution and non-revocation of a release of claims. The severance payments and benefits provided to our named executive officers are as follows:

•an amount equal to 1.0 times the sum of the participant’s annual base salary and target annual bonus, payable in accordance with the Company’s normal payroll practice over 12 months, and
•subject to the participant’s timely election under COBRA, payment, or reimbursement for, the difference between the COBRA premium and the premium paid by active Company employees for the same coverage for 12 months.
Change-in-Control Severance. Under the terms of the Severance Plan, if a participant at the executive vice president or senior vice president level experiences a covered termination within 18 months following a Change in Control, the Company will provide the participant with the following severance payments and benefits, subject to his or her continued compliance with a restrictive covenant agreement and the execution and non-revocation of a release of claims. The payments and benefits provided to our named executive officers are as follows:
•an amount equal to 1.5x times the sum of the participant’s annual base salary and target annual bonus, in each case, payable in a lump sum within 60 days following termination of employment, and
•subject to the participant’s timely election under COBRA, payment, or reimbursement for, the difference between the COBRA premium and the premium paid by active Company employees for the same coverage for 18 months.
Eligible employees who receive severance benefits under the Severance Plan will be bound by certain restrictive covenants in favor of the Company, including confidentiality, non-disparagement and non-solicitation covenants.
The Severance Plan provides that if payments and benefits provided to the participant would constitute an “excess parachute payment” for purposes of Section 280G of the tax code, the participant will either have his or her payments and benefits reduced to the highest amount that could be paid without triggering Section 280G or receive the after-tax amount of his or her payment and benefits, whichever results in the greater after-tax benefit, taking into account the excise tax imposed under Section 4999 of the tax code and any applicable federal, state and local taxes.
The Severance Plan may be amended, terminated or discontinued in whole or in part, at any time and from time to time at the discretion of the Board or the Committee; provided, however, that no adverse amendment, termination or discontinuance may be made without the consent of a participant who has undergone a covered termination prior to the effective date of any such adverse amendment, termination or discontinuance. In addition, following a Change in Control, the Severance Plan may not be amended, terminated or discontinued in whole or in part, at any time prior to the second anniversary of the date of such change in control without the written consent of an affected participant.
The foregoing description of the Severance Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Plan, which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.2
10.1†*	Grocery Outlet Holding Corp. Directors Deferral Plan
10.2†*	Grocery Outlet Holding Corp. Executive Severance Plan
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grocery Outlet Holding Corp.
Date:	November 10, 2020	By:	/s/ Charles Bracher
Charles Bracher Chief Financial Officer (Principal Financial Officer)

Grocery Outlet Holding Corp.
Date:	November 10, 2020	By:	/s/ Lindsay Gray
Lindsay Gray Vice President and Corporate Controller (Principal Accounting Officer)