Form 10-K
period 2021-01-02
Grocery Outlet Holding Corp.
filed 2021-03-02
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting stock of the registrant as of June 27, 2020 (based on a closing price of $39.40 per share) held by non-affiliates was approximately $3.3 billion.
As of February 25, 2021, the registrant had 95,249,689 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13, and 14) is hereby incorporated by reference to portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2021. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended January 2, 2021.

GROCERY OUTLET HOLDING CORP.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K (“Form 10-K” or “report”) and the documents incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and the documents incorporated by reference herein other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, business trends, and our objectives for future operations, may constitute forward-looking statements. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “project,” “seek,” “will,” and similar expressions, are intended to identify such forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the headings “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report or as described in the other documents and reports we file with the United States ("U.S.") Securities and Exchange Commission (the “SEC”). We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
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
Our fiscal year ends on the Saturday closest to December 31st each year. References to fiscal 2020, fiscal 2019, and fiscal 2018 refer to the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. Our 2020 fiscal year consisted of 53 weeks, while each of the remaining years listed were 52-week years.
Website Disclosure
We use our website, www.groceryoutlet.com, as a channel of distribution of Company information. Financial and other important information about us is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and information accessible through our website is not, however, incorporated by reference or a part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are available, free of charge, on our website as soon as practicable after the we file the reports with the SEC.

PART I
ITEM 1. BUSINESS
OUR COMPANY
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Each of our stores offers a fun, treasure hunt shopping experience in an easy-to-navigate, small-box format. An ever-changing assortment of “WOW!” deals, complemented by everyday staple products, generates customer excitement and encourages frequent visits from bargain-minded shoppers. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators (“IOs”) run our stores and create a neighborhood feel through personalized customer service and a localized product offering. This differentiated approach has driven 17 consecutive years of positive comparable store sales growth.
Our founder, Jim Read, pioneered our opportunistic buying model in 1946 and subsequently developed the IO selling approach, which harnesses individual entrepreneurship and local decision-making to better serve our customers. Underlying this differentiated model was a mission that still guides us today: “Touching Lives for the Better.” Since 2006, the third generation of Read family leadership, Eric Lindberg, Jr., Chief Executive Officer, and MacGregor Read, Vice Chairman of the board of directors, has advanced this mission and accelerated growth by strengthening our supplier relationships, introducing new product categories and expanding the store base from 128 to 380 stores across the West Coast and Pennsylvania. Our passionate management team remains a driving force behind our growth-oriented culture.
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
Our stores have performed well across all economic cycles, as demonstrated by our history of consistent positive comparable store sales growth and gross margin. The performance of our business during the COVID-19 pandemic further illustrates the flexibility of our model as we were able to meet the heightened demand with an assortment of products that met customer preferences. Our model is also insulated from store labor-related variability because IOs directly employ their store workers. The result is a highly scalable business with lower corporate fixed costs, providing further protection in the event of an economic downturn.

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
•Independent Operators Who Are the Foundation of Our “Small Business at Scale” Model. Our stores are independent business entities operated by entrepreneurial small business owners who have a relentless focus on ordering and merchandising the best products for their communities, providing personalized customer service and driving improved store performance. We generally share 50% of store-level gross profits with IOs, thereby incentivizing them to aggressively grow their business and realize substantial financial upside. IOs leverage our extensive purchasing scale, sophisticated ordering and information systems and field support in order to operate more efficiently. This combination of local decision-making supported by our purchasing expertise and corporate resources results in a “small business at scale” model that we believe is difficult for competitors to replicate. The vast majority of the IOs operate a single store, with most working as two-person teams. We encourage the IOs to establish local roots and actively participate in their communities to foster strong personal connections with customers. The IOs select the majority of their merchandise based on local preferences, providing a unique assortment tailored to their community. Our collaborative relationship with the IOs creates a powerful selling model allowing us to deliver customers exceptional value with a local touch.
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

•Collaborative Company Culture Provides the Foundation for Continued Success. One of our key competitive advantages is our culture of family and community values, grounded in integrity, entrepreneurship, performance and collaboration. We have been dedicated to our mission of “Touching Lives for the Better” since our inception. Our passion and commitment are shared by team members throughout the entire organization, from the IOs and their employees to our distribution centers and corporate offices. We are a third-generation, family-run business led by CEO Eric Lindberg. Mr. Lindberg has been with Grocery Outlet for over 20 years and has instilled a “servant leadership” mentality that empowers employees and IOs and forms the basis of our highly collaborative culture. Additionally, MacGregor Read, after over 20 years serving in various operational roles culminating with his time as our Vice Chairman, transitioned to a new non-executive role as the Vice Chairman of our board of directors on April 1, 2020.
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
◦Increase Customer Awareness and Engagement. Our marketing strategy is focused on growing awareness, encouraging new customers to visit our stores and increasing engagement with all bargain-minded consumers. Our emphasis on digital marketing is enabling us to deliver specific and real-time information to our customers about the most compelling “WOW!” deals at their local store through our daily and weekly “WOW! Alerts”. Along with the IOs, we utilize social media to increase our brand affinity and interact with customers more directly on a daily basis. Looking forward, we see an opportunity to further personalize our digital communications to both increase engagement with our existing customers and introduce new customers to our stores.
•Execute on Store Expansion Plans. We believe the success of our stores across a broad range of geographies, population densities and demographic groups creates a significant opportunity to profitably increase our store count. Our new stores typically require an average net cash investment of approximately $2.0 million and realize a payback on investment within four years. Based on our experience, in addition to research conducted by eSite Analytics, we believe existing and neighboring states can support a total of approximately 1,900 stores. Our goal is to expand our store base by approximately 10% annually by penetrating existing and contiguous regions. Over the long term, we believe the market potential exists to establish 4,800 locations nationally.
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

COMPANY HISTORY
Our founder, Jim Read, pioneered our opportunistic buying model in 1946 and subsequently developed the IO selling approach beginning in Redmond, Oregon in 1973. Grocery Outlet Holding Corp. was incorporated in Delaware on September 11, 2014. In 2014, an investment fund affiliated with Hellman & Friedman LLC (the “H&F Investor”) acquired approximately 80% of our common stock (the “2014 H&F Acquisition”) with management and family retaining approximately 20%. Since the 2014 H&F Acquisition, we have made significant investments in our corporate and distribution infrastructure to support our growth, expand the store base and reinvest in existing stores. In June 2019, we completed the initial public offering of our common stock (the “IPO”). Our common stock trades on the Nasdaq Global Select Market under the symbol “GO”. The H&F Investor distributed the remainder of its holdings in our common stock to its equity holders in May 2020 and held no interest in the Company as of January 2, 2021.
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
Our centralized sourcing team, consisting of our purchasing and inventory planning groups have deep experience and decades-long relationships with leading CPG companies. Our team is highly selective when evaluating the growing number of opportunities available to us and maintains a disciplined yet solutions-oriented approach. We are always seeking out and developing new supplier relationships to acquire desirable products at discounts that excite our customers. Our inventory planning group collaborates with and supports our buyers to ensure we purchase the appropriate type and quantity of products in order to maintain adequate inventory levels in key product categories.
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
INDEPENDENT OPERATORS
IOs are independent business entities owned by one or more entrepreneurially minded individuals who typically live in the same community as their store and demonstrate a relentless focus on ordering and merchandising the best products for their communities, providing personalized customer service and driving improved store performance. The vast majority of the IOs operate a single store with most working as a two-person team. We encourage the IOs to establish local roots and actively participate in their communities to foster strong personal connections with customers.
We generally share 50% of store-level gross profits with IOs, thereby incentivizing them to aggressively grow their business and realize substantial financial upside. The independent operator agreement (the “Operator Agreement”) that we sign with each IO gives the IO broad responsibility over store-level decision-making. This decision-making includes merchandising, selecting a majority of products, managing inventory, marketing locally, directly hiring, training and employing their store workers and supervising store operations to carry out our brand’s commitment to superior customer service. As a result, our IO model reduces our fixed costs, corporate overhead and exposure to wage inflation pressures and centralized labor negotiations.
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
As of January 2, 2021, 375 of our 380 stores were operated by IOs. We have entered into an Operator Agreement with each IO, which grants that IO a license to operate a particular Grocery Outlet Bargain Market retail store and to use our trademarks, service marks, trade names, brand names and logos under our brand standards. The Operator Agreement, along with our Best Business Practice Manual, defines our brand standards and sets forth the terms of the license granted to that IO. IOs have discretion to determine the manner and means for accomplishing their duties and implementing our brand standards. The success of this licensing arrangement depends upon mutual commitments by us and the IO to cooperate with each other and engage in practices that protect our brand standards and the reputation of our brand and enhance the sales, business and profit potential of the IO’s store.
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

As consignor of all merchandise, the aggregate sales proceeds belong to us. We, in turn, pay IOs a commission which is generally 50% of the store’s gross profit in exchange for the IO’s services in staffing and operating the store. Any spoiled, damaged or stolen merchandise, markdowns or price changes impact gross profit and therefore the IO’s commission. We generally split these losses equally with IOs. As a result, IOs are exposed to the risk of loss of such merchandise and are incentivized to minimize any such losses.
We lease and build out each Grocery Outlet location. Under the Operator Agreement, we provide IOs with the right to occupy the store premises solely to operate the retail store on the terms set forth in the Operator Agreement. The Operator Agreement specifies the retail store that the IO is entitled to operate, but it does not grant the IO an exclusive territory, restrict us from opening stores nearby, or give the IO preference to relocate to another store as opportunities arise. As the store tenant, we fund the build-out of the store including racking, refrigeration and other equipment and pay rent, common area maintenance and other lease charges. IOs must cover their own initial working capital requirements and acquire certain store and safety assets. IOs may fund their initial store investment from their existing capital, a third-party loan or, most commonly, through a loan from us (an "IO Note"). The IOs are required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. IOs are responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes (i.e., withholding, contributions and payroll taxes and income taxes on commissions paid to them), fines, levies and other expenses attributable to their operations.
In a typical year, we field over 20,000 leads for prospective new IOs annually in pursuit of smart and entrepreneurially minded retail leaders to support our continued growth. After a robust screening and interview process, we select the top candidates to enter a rigorous Aspiring Operator in Training (“AOT”) program with the goal of potentially becoming an IO. AOTs receive on-the-job training as an employee of an experienced IO that applies to serve as a training store for us and teach the skills that they learned and now rely on to drive their own financial success. This gives AOTs the chance to experience first-hand what running a Grocery Outlet and managing employees will require. We supplement on-the-job training with classes at our headquarters, when available, and through online tutorials so that AOTs gain a thorough appreciation for an IO’s responsibilities and opportunities. Upon successful completion of the training program, AOTs submit business plans to apply for new stores as they become available. Those business plans generally include a competitive analysis of the local market, operational strategy, marketing plan and projected financial performance. Based on the strength of that business plan, including an AOT’s familiarity with the local market, we ultimately select an IO as new store opportunities open and facilitate the transition.
OUR STORES
As of January 2, 2021, our 380 total stores averaged approximately 14,000 square feet on the sales floor. Upon entering a store, customers are greeted by signage introducing the IOs, a tailored selection of fresh produce and other perishables, followed by a “Power Wall” displaying some of our most compelling “WOW!” offerings.
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
Stores are assorted and merchandised uniquely by IOs providing a “WOW!” treasure hunt shopping experience. A majority of the assortment in each Grocery Outlet store is selected by IOs based on local preference and shopping history while the remaining assortment is delivered to stores to support marketing circulars and manage “sell-by” dates. We have several customized systems and tools in place, including our ordering system that allows IOs to see our real-time inventory and provides ordering suggestions based on local store characteristics. IOs have broad autonomy to create unique merchandising displays highlighting their “WOW!” offerings which strengthens the local feel of each store.
EXPANSION OPPORTUNITIES
We believe the success of our stores across a broad range of geographies, population densities and demographic groups creates a significant opportunity to profitably increase our store count. In fiscal 2020 we opened 35 new stores. We have a dedicated real estate team that utilizes a rigorous site selection process in order to source new store locations that generate strong overall returns.

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
In the near term, we plan to grow our store base to capture whitespace in existing markets as well as contiguous regions. Based on our experience, in addition to research conducted by eSite Analytics, we believe existing and neighboring states can support a total of approximately 1,900 stores. Our goal is to expand our store base by approximately 10% annually by penetrating existing and contiguous regions. Over the long term, we believe the market potential exists to establish 4,800 locations nationally.
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
Over time, we have modernized and added several systems that provide us additional functionality and scalability in order to better support operational decision-making. These investments include enhanced point of sale, warehouse management, human resource planning, business intelligence, vendor tracking and lead management, store communications, real estate lease management and financial planning and analysis systems. We believe the ongoing modernization, enhancement and maintenance of our systems have allowed us to support the growth in our business and store base.
We modify, update and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs, converting to best-in-class systems; integrating new service providers; and adding enhanced new functionality, such as cloud computing technologies. In addition, we have a customized enterprise resource planning system, components of which have been replaced and additional components of which we anticipate will be replaced over the next several years, including our financial ledger, inventory management platform and product data warehouse system.
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

EMPLOYEES
Our people are at the heart of who we are and what we do. They are key to achieving our business goals and growth strategy. As of January 2, 2021, we had 946 employees, 774 of whom were full-time and 172 of whom were part-time. As of January 2, 2021, 392 of our employees were based at either our corporate headquarters in Emeryville, California, or in our Leola, Pennsylvania office. Of those employees, 131 were classified as field employees. As of January 2, 2021, our distribution centers employed 337 persons. The remaining 217 employees were employees in our Company-operated stores. As of January 2, 2021, 126 of our employees were represented by a labor union, all of whom were employees at two Company-operated stores. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be very good.
Our mission is to Touch Lives for the Better. To do this, we work together to foster a culture grounded in talented and passionate people who live our values: entrepreneurship, integrity, achievement, family, service to others, diversity and fun. Our values translate into our human capital offerings to recruit, engage, develop, reward and retain employees who believe in our mission and emulate our values. We provide compensation and benefits programs designed to recruit such talent and to be competitive in the marketplace. Under its charter, the Compensation Committee of our Board of Directors is responsible for establishing, implementing and evaluating our employee compensation and benefit programs. We also invest resources to develop our employee's skill sets.
We are steadfastly committed to the health, safety and wellness of our employees. We offer our employees and their families access to a variety of health and wellness programs, including benefits (i) that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; (ii) that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and (iii) that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented safety precautions that we determined were in the best interest of our employees, and which comply with government regulations. These measures included having certain of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.
We strive to nurture and uphold an inclusive, diverse environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees are encouraged to openly share questions and concerns they may have with management or Human Resources and they have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. All reports of inappropriate behavior are promptly investigated with appropriate action taken as necessary. We make it very clear that retaliation against an employee for raising a concern in good faith is prohibited.
We believe that a diverse and inclusive team is critical to our long-term business success. We have a number of employee networks and initiatives that enhance our inclusive and diverse culture, including our Black Partnership Network, our WOW! (Winning with Outstanding Women) Network, our Equity, Diversity and Inclusion Council, and by providing regular training on diversity topics. We will continue to focus on hiring, retaining and advancing women and underrepresented populations, and cultivating an inclusive and diverse corporate culture through continued education, employee resource groups and targeted recruiting and development across our organization.
The commitment by Grocery Outlet to our communities extends well beyond our offices. We pride ourselves on giving back to local communities. In 2020, through a coordinated effort with our IOs involving food, cash and online donations, we held our 10th Annual Independence from Hunger food drive, which supported over 400 nonprofit agencies and helped reduce food insecurity within the communities in which we operate.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information about our executive officers as of March 2, 2021:

Name	Age	Position
Eric J. Lindberg, Jr	50	Chief Executive Officer and Director
Robert Joseph Sheedy, Jr	46	President
Charles C. Bracher	48	EVP, Chief Financial Officer
Andrea R. Bortner	59	EVP, Chief Human Resources Officer
Pamela B. Burke	53	EVP, Chief Administrative Officer, General Counsel and Secretary
Heather L. Mayo	57	EVP, Chief Sales and Merchandising Officer, East
Brian T. McAndrews	60	SVP, Chief New Store Development Officer
Thomas H. McMahon	59	EVP, Chief Sales and Merchandising Officer, West
Steven K. Wilson	57	SVP, Chief Purchasing Officer
Set forth below is a brief description of the business experience of our executive officers. All of our officers serve at the discretion of our board of directors.
Eric J. Lindberg, Jr. has served as our Chief Executive Officer since January 2019 and as a director since January 2006. Previously, from January 2006 to December 2018, Mr. Lindberg served as our Co-Chief Executive Officer. Prior to being appointed Co-Chief Executive Officer, Mr. Lindberg served in various positions with us since 1996. As our Chief Executive Officer, Mr. Lindberg brings to our board of directors significant senior leadership, and his detailed knowledge of our operations, finances, strategies and industry garnered over his 23-year tenure with us makes him well qualified to serve as our Chief Executive Officer and as a member of the board of directors. Mr. Lindberg and S. MacGregor Read Jr., the Vice Chairman of our board of directors, are cousins by marriage.
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
Charles C. Bracher has served as our EVP, Chief Financial Officer since August 2012. Before joining us, Mr. Bracher served in various roles at Bare Escentuals, Inc., a mineral cosmetics company, from 2005 to 2012, most recently as Chief Financial Officer. Mr. Bracher began his career in the Investment Banking Division of Goldman, Sachs & Co.
Andrea R. Bortner has served as our EVP, Chief Human Resources officer since March 2020. Before joining us, Ms. Bortner served as Chief Human Resources Officer at Maxar Technologies, Inc., a space technology company, from August 2016 to October 2019 and as Chief Human Resources Officer at Catalina, an advertising and marketing company, from August 2012 to June 2016.
Pamela B. Burke has served as our EVP, Chief Administrative Officer, General Counsel and Secretary since January 2019 and previously served as our General Counsel and Secretary from June 2015 to December 2018. Before joining us, Ms. Burke served in various management positions at CRC Health Group, Inc., a provider of specialized behavioral health services, most recently as Senior Vice President of Legal, HR and Risk from April 2010 to February 2015.
Heather L. Mayo has served as our EVP, Chief Sales and Merchandising Officer, East since August 2020 and previously served as Executive Vice President of Sales and Merchandising, East since October 2019. Before joining us, Ms. Mayo served as Chief Merchandising Officer of Boxed, a wholesale retailer, from November 2016 to September 2017. Ms. Mayo served in various roles in merchandising and operations at Sam’s Club, a division of Walmart, from 2004 to 2016, most recently as their Senior Vice President, Operations for the West Division from February 2015 to March 2016 and as Senior Vice President, Operations for the South Division from August 2014 to February 2015.
Brian T. McAndrews has served as our SVP, Chief New Store Development Officer since August 2020 and previously served as Senior Vice President of Store Development overseeing all company real estate functions since July of 2018. Before joining us, Mr. McAndrews served as Chief Real Estate Officer at Conn’s Home Plus from June 2017 to June 2018 and as Senior Vice President, Global Real Estate & Construction at Dollar Financial Corporation from February 2010 to June 2017.
Thomas H. McMahon has served as our EVP, Chief Sales and Merchandising Officer, West since August 2020 and previously served as Executive Vice President of Sales and Merchandising since January 2017 and served as our Vice

President of Sales and Merchandising from December 2008 to December 2016. Before joining us in 2008, Mr. McMahon was the Chief Executive Officer and Chief Operating Officer of T Street Incorporated, a retail specialty company.
Steven K. Wilson has served as our SVP, Chief Purchasing Officer since August 2020 and previously served as Senior Vice President of Purchasing since February 2018 and served as our Vice President of Purchasing from July 2006 to January 2018. Prior to being appointed Vice President of Purchasing, Mr. Wilson has served in various positions of increasing responsibility since 1994.

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
The following is a summary of the principal risks that could adversely affect our business, operations and financial results:
Risks Related to Our Operations
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
•unexpected costs and negative effects if we incur losses not covered by our insurance program;
•inability to attract, train and retain highly qualified employees;
•difficulties associated with labor relations;
•loss of our key personnel or inability to hire additional qualified personnel;
Risks Related to Our Business Environment
•risks associated with economic conditions;
•competition in the retail food industry;
•movement of consumer trends toward private labels and away from name-brand products;
•major health epidemics, such as the outbreak of COVID-19, and other outbreaks;
•natural disasters and unusual weather conditions (whether or not caused by climate change), power outages, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events;
Risks Related to Data Protection, Cybersecurity and our Information Technology Systems
•failure to maintain the security of information we hold relating to personal information or payment card data of our customers, employees and suppliers;

•material disruption to our information technology systems;
Risks Related to Legal and Regulatory Risks
•risks associated with products we and our independent operators (“IOs”) sell;
•risks associated with laws and regulations generally applicable to retailers;
•legal proceedings from customers, suppliers, employees, governments or competitors;
Risks Related to Our IO Model
•failure of our IOs to successfully manage their business;
•failure of our IOs to repay notes outstanding to us;
•inability to attract and retain qualified IOs;
•inability of our IOs to avoid excess inventory shrink;
•any loss or changeover of an IO;
•legal proceedings initiated against our IOs;
•legal challenges to the IO/independent contractor business model;
•failure to maintain positive relationships with our IOs;
•risks associated with actions our IOs could take that could harm our business;
Risks Associated with our Indebtedness
•our substantial indebtedness could affect our ability to operate our business, react to changes in the economy or industry or pay our debts and meet our obligations;
•ability to generate cash flow to service our substantial debt obligations;
Risks Related to Accounting, Tax and Financial Statement Matters
•impairment of goodwill and other intangible assets;
•any significant decline in our operating profit and taxable income;
•risks associated with tax matters;
•changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters;
•failure to comply with requirements to design, implement and maintain effective internal controls;
Risks Related to Ownership of Our Common Stock
•our quarterly operating results fluctuate and may fall short of prior periods, our projections or the expectations of securities analysts or investors;
•our reliance on our operating subsidiaries to provide us with funds necessary to meet our financial obligations;
•our intention to not declare dividends on our common stock in the foreseeable future;
•future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline; and
•provisions in our organizational documents could delay or prevent a change of control.
For a more complete discussion of the material risks facing our business, see below.

Risks Related to Our Operations
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
The IOs are responsible for store operations. Our success depends on increasing comparable store sales through our opportunistic purchasing strategy and the ability of the IOs to increase sales and profits. To increase sales and profits, and therefore comparable store sales growth, we and the IOs focus on delivering value and generating customer excitement by strengthening opportunistic purchasing, optimizing inventory management, maintaining strong store conditions and effectively marketing current products and new product offerings. We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the past (particularly in years with extraordinary events, like the COVID-19 pandemic), and our comparable store sales growth is a significant driver of our profitability and overall business results. In addition, competition and pricing pressures from competitors may also materially adversely impact our operating margins. Our comparable store sales growth could be lower than our historical average or our future target for many reasons, including general economic conditions, operational performance, including by the IOs, price inflation or deflation, industry competition, new competitive entrants near our stores, price changes in response to competitive factors, the impact of new stores entering the comparable store base, cycling against any year or quarter of above-average sales results, possible supply shortages or other operational disruptions, the number and dollar amount of customer transactions in our stores, our ability to provide product or service offerings that generate new and repeat visits to our stores and the level of customer engagement that we and the IOs provide in our stores. In addition, we may not accurately model cannibalization for our new stores. Opening new stores in our established markets may result in inadvertent oversaturation, temporarily or permanently diverting customers and sales from our existing stores to new stores and reduce comparable store sales, thus adversely affecting our overall financial performance. These factors may cause our comparable store sales results to be materially lower than in recent periods, which could harm our profitability and business.
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
Our growth strategy largely depends on our ability to identify and open future store locations and relocate or remodel existing store locations in new and existing markets. We opened 35 new stores in fiscal 2020. Our ability to open stores in a timely manner depends in part on the following factors: the ability to attract and develop potential IOs; the availability of attractive store locations and rent prices; the absence of entitlement processes or occupancy delays; the ability to negotiate acceptable lease and development terms; our relationships with current and prospective landlords; the ability to secure and manage the inventory necessary for the launch and operation of new stores; general economic conditions; and the availability of capital funding for expansion. Any or all of these factors and conditions could materially adversely affect our growth and profitability.
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
Typically, the largest portion of a store’s operating expense that we bear is the cost associated with leasing the location. Our total lease payment obligations for all operating leases in existence as of January 2, 2021 is $112.2 million for fiscal year 2021 and $1.27 billion in aggregate for fiscal years 2022 through 2038. We are also generally responsible for property taxes, insurance and common area maintenance for our leased properties. We expect that many of the new stores we open will also be leased to us under operating leases, which will further increase our operating lease expenditures. If we are unable to make the required payments under our leases, the lenders or owners of the relevant leased properties, distribution centers or administrative offices may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under our First Lien Credit Agreement (as defined elsewhere in this report), which could cause the counterparties under those agreements to accelerate the obligations due thereunder.
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

We do not currently compete in the growing online retail marketplace.
We do not currently provide online services or e-commerce. Certain of our competitors and a number of pure online retailers have established robust online operations and have increased their online sales as a result of the COVID-19 pandemic. Increased competition from online grocery retailers and our lack of an online retail presence may reduce our customers’ desire to purchase products from us and could have a material adverse effect on our business, financial condition and results of operations.
Natural and other disasters may expose us to unexpected costs and negatively affect our financial performance, particularly if we incur losses not covered by our insurance or if claims differ from our estimates.
Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are reasonable based on our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to certain cyber events, acts of war, employee and certain other crime, certain wage and hour and other employment-related claims, including class actions, actions based on certain consumer protection laws and some natural and other disasters or similar events. If we incur these losses and they are material, our business could suffer. Certain material events, such as earthquakes or the recent California wildfires, may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. Our retail stores located in California, and the inventory in those stores, are not currently insured against losses due to earthquakes. We have experienced significant challenges in renewing the insurance policies for our stores as insurers have incurred substantial losses related to property claims from fires, floods and other catastrophic events and are significantly increasing policy premiums, increasing their requirements around building engineering standards or cutting back capacity for coverage offerings to layered/quota share. For example, there have been significant fires across the west coast of the United States from 2018 through 2020. In 2018, our store in Paradise, California, burned down entirely and we have also suffered inventory losses related to power outages and evacuations due to fires. To offset negative insurance market trends, we may elect to increase our self-insurance coverage, accept higher deductibles or reduce the amount of coverage.
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

Risks Related to Our Business Environment
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
Competition for customers has intensified as other discount food retailers, such as Aldi, Lidl and WinCo have moved into, or increased their presence in, our geographic and product markets. We expect this competition to continue to increase. In addition, we experience high levels of competition when we enter new markets. Some of the other food retailers may have been in the region longer and may benefit from enhanced brand recognition in such regions. For example, we recently expanded in Southern California and, as of January 2, 2021, had 86 stores in that area. Our new stores in this market are competing against more established retailers. Some food retailers may have greater financial or marketing resources than the IOs do and may be able to devote greater resources to sourcing, promoting and selling their products than the IOs. As competition in certain regions intensifies, or we move into new regions or other food retailers open stores in close proximity to our stores, our results of operations and cash flows may be negatively impacted through a loss of sales, decrease in market share, reduction in margin from competitive price changes or greater operating costs.
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
Major health epidemics, such as the outbreak caused by COVID-19, and other outbreaks could disrupt and adversely affect our operations, financial condition and business.
The United States and other countries have experienced, and may experience in the future, major health epidemics related to viruses or other pathogens. For example, the outbreak of COVID-19, a novel coronavirus, has been declared a global pandemic, and has continued to worsen in many parts of the United States. As a result, most states where we have a significant number of stores have at various times during the pandemic declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. As COVID-19 has continued to spread and the situation has continued to evolve, there has been an increase in positive COVID-19 cases around the country during, and subsequent to, fiscal 2020 as shelter in place requirements have lapsed and other businesses have begun to reopen. Our IOs have faced and will continue to face staffing challenges so long as school and child care closures and COVID-19-related concerns exist.
In addition, since the start of the pandemic, certain inventory items such as water, beans and bread as well as key cleaning supplies and protective equipment have, at times been, and may in the future again be, in short supply. Supply for inventory, including opportunistic inventory, has been, and may in the future again be, negatively impacted at times when overall demand for inventory is increased, which could negatively impact our margin. These factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Furthermore, we and our IOs have incurred, and may continue to incur, additional expenditures in connection with the spread of COVID-19 and legislation that has passed or may be passed in response to COVID-19, including but not limited to costs for supplies, additional employee benefits and/or premium pay, which may negatively affect our financial results. Further, for example, in the first quarter of fiscal 2020, California enacted by executive order changes to the state's worker compensation standards providing that employees who have to work outside of the home and who contract COVID-19 are presumed to have a workplace injury covered by the worker's compensation system. In addition, in early 2021 counties in California and Washington have enacted or are considering enacting ordinances mandating "hazard pay" for grocery workers. Our planned construction and opening of new stores have been and may continue to be negatively impacted due to state or county shelter in place requirements and the closure of government offices in certain areas which could negatively impact our financial results. A significant subset of our corporate employee population remains in a remote work environment in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including an increased risk of phishing and other cybersecurity attacks. In the event that an employee, IO, or IO employee tests positive for COVID-19, we have had to, and may in the future have to, temporarily close one or more stores, offices or distribution centers for cleaning and/or quarantine one or more employees, which could negatively impact our financial results. Outbreaks of COVID-19 among employees of any of our suppliers, vendors, third party distributors or service providers may disrupt or limit product supply and vendor services which could have a negative impact on our financial results. In addition, if one of more of our employees, IOs, IOs’ employees or customers becomes ill from COVID-19 and attributes their exposure to such illness to us or one of our stores, we and/or our IOs could be subject to allegations of failure to adequately mitigate the risk of such exposure. Such allegations could harm our reputation and sales and expose us to the risks of litigation and liability. Many states are now increasing enforcement and COVID-19 compliance efforts through state OSHA or public health inspections. Such enforcement efforts could result in citations, additional requirements or temporary store closures which could negatively impact our financial results.
Due to the extraordinary impact of the outbreak of COVID-19 on our operations, including, without limitation, on customer behavior and inventory supply and the other factors discussed above, our operating results and performance during calendar year 2020 may not be meaningful indicators of future results. These impacts and the uncertainty surrounding the outbreak also make it more challenging for us to estimate future performance of the business and develop growth strategies for the future. The rapid development and fluidity of this situation precludes any prediction as to the adverse impact to us of COVID-19. We are continuing to monitor the spread of COVID-19 and related risks. The magnitude and duration of the pandemic and its impact on our business, results of operations, financial position, and cash flows are uncertain as this situation continues to evolve globally.
The COVID-19 pandemic and the perception that new epidemics may occur, may cause people to avoid gathering in public places, which may adversely affect our customer traffic, our ability and that of our IOs to adequately staff our stores and operations, and our ability to transport product on a timely basis. Further, outbreaks of pathogens, such as COVID-19, may also impact our ability to access and ship product from impacted locations. To the extent that a pathogen is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to consume less of such product.

Additionally, a prolonged widespread epidemic, or the perception that such an epidemic may occur, could adversely impact global economies and financial markets resulting in an economic downturn that may impact demand for our products. For example, throughout the ongoing COVID-19 pandemic, the United States has seen a significant increase in unemployment claims and other indications of a significant economic slowdown. Such impacts could adversely affect our operations, profitability, cash flows and financial results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the Risk Factors section of our prospectus filed with the SEC on April 23, 2020, which are incorporated by reference herein, such as those relating to our substantial level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
The current geographic concentration of our stores creates an exposure to local or regional downturns, natural or man-made disasters, unusual weather conditions (whether or not caused by climate change), power outages, terrorist acts, political events and other serious catastrophic events which could disrupt business and result in lower sales and otherwise materially adversely affect our financial performance.
As of January 2, 2021, we operated 221 stores and distributed product from four distribution centers in California, making California our largest market, representing 58% of our total stores. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns or disruptions in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our sales and profitability. These factors include, among other things, changes in demographics, population and employee bases, wage increases, property tax increases, changes in economic conditions, severe weather conditions and climate change, natural disasters (including fires, earthquakes, hurricanes, floods and tornadoes), power outages, pandemic outbreaks, terrorist acts or disruptive political events and other catastrophic or disruptive occurrences. For example, there have been significant fires across the west coast of the United States from 2018 through 2020. In 2018, our store in Paradise, California, burned down entirely and we have also suffered inventory losses related to power outages and evacuations due to fires. Such conditions may result in reduced customer traffic and spending in our stores, changes in consumer shopping patterns that lead to lost sales or greater than expected markdowns, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate workforce in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores, increased expenses and a reduction in the availability of products in our stores. To the extent these conditions or events result in the closure of one or more of our distribution centers, a significant number of stores, or our administrative offices or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries or provide other support functions to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some domestic and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay or increased transportation costs in the delivery of goods to our distribution centers or stores, the inability of customers to reach or have transportation to our stores directly affected by such events, the temporary reduction in the availability of products in our stores and disruption of our utility services or to our information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors may disrupt our business and materially adversely affect our financial condition and results of operations and the occurrence of any of these events in a region where our stores or other operations are concentrated may increase the impact of such disruption and adverse effect.

Risks Related to Data Protection, Cybersecurity and our Information Technology Systems
Any failure to maintain the security of information we hold relating to personal information or payment card data of our customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could subject us to litigation, government enforcement actions and costly response measures, and could materially disrupt our operations and harm our reputation and sales.
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
In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, established a new privacy framework for covered businesses such as ours, and required us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording consumers the right to opt out of certain sales of personal information and prohibiting covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA imposes a severe statutory damages framework and private rights of action for CCPA violations and failure to implement reasonable security procedures and practices that results in a data breach. Any failure to comply with the laws and regulations surrounding the protection of personal information, privacy and data security could subject us to legal and reputational risks and costs, including significant fines for non-compliance, any of which could have a negative impact on revenues and profits.
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

Any material disruption to our information technology systems as a result of external factors or challenges or difficulties in maintaining or updating our existing technology, including modernizing components of our existing system architecture, or developing or implementing new technology could have a material adverse effect on our business or results of operations.
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
We modify, update and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to global systems; integrating new service providers; and adding enhanced or new functionality, such as cloud computing technologies. In addition, we have a customized enterprise resource planning system, components of which have already been replaced and additional components of which we anticipate will be replaced over the next several years, including our financial ledger, inventory management platform and product data warehouse system. The implementation, operation, and proper functionality of these improvements is anticipated to require a significant investment of financial, human, and technical resources. It is possible that we could experience implementation, operational and functionality issues, delays, higher than expected costs and other issues during the course of implementing and utilizing these improvements. With any update or replacement of our systems and infrastructure there is a risk of business disruption, liability and reputational damage associated with these actions, including from not accurately capturing and maintaining data, efficiently testing and implementing changes, realizing the expected benefit of the change and managing the potential disruption of the actions and diversion of internal teams’ attention as the changes are implemented.
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

Legal and Regulatory Risks
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
Approximately 10% of sales are in the form of EBT payments and a substantial portion of these payments may be related to benefits associated with the Supplemental Nutritional Assistance Program (“SNAP”). Accordingly, changes in EBT regulations by the U.S. Department of Agriculture or in SNAP benefits by Congress could adversely affect our financial performance.
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
We extend financing to IOs for their initial startup costs in the form of notes payable to us that bear interest at rates between 3.00% and 9.95%. There can be no assurance that any IO, will achieve long-term store volumes or profitability that will allow them to repay any amounts due nor is there any assurance that any IO will be able to repay amounts due through other means.
The outstanding aggregate balance of notes receivable from IOs has increased over time as we have accelerated new store growth and initial IO capital and working capital requirements have increased. This balance may continue to increase as we open new stores. There were $37.2 million and $32.0 million of notes to IOs outstanding as of January 2, 2021 and December 28, 2019, respectively, and $7.6 million and $9.8 million reserved as of January 2, 2021 and December 28, 2019, respectively.
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
The IOs order merchandise solely from us, which we, in turn, deliver to IOs on a consignment basis. As a result, we retain ownership of all merchandise until the point in time that merchandise is sold to a customer. The IOs, however, are responsible for inventory management at their stores. Any spoiled, damaged or stolen merchandise, markdowns or price changes impact gross profit and, therefore, IO commission. We generally split these losses equally with IOs, however, excessive levels of shrink are deducted from commissions paid to IOs. Excessive shrink generally indicates poor inventory management and the IO’s failure to use due care to secure their store against theft. If IOs were to not effectively control or manage inventory in their stores, they could experience higher rates of inventory shrink which could have a material adverse effect on their financial health, which in turn, may materially and adversely affect our business and results of operations.
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
As of January 2, 2021, we had a significant amount of indebtedness comprised of total borrowings under our First Lien Credit Agreement of $460.0 million. We have liquidity through a largely undrawn $100.0 million revolving credit facility under our First Lien Credit Agreement, under which we had $96.5 million of availability after giving effect to outstanding letters of credit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, subject to restrictions in our First Lien Credit Agreement, we may incur additional debt.
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
We and our subsidiaries may be able to incur substantial additional debt in the future. Although our First Lien Credit Agreement contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and the debt incurred in compliance with these restrictions could be substantial. Additionally, we may successfully obtain waivers of these restrictions. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase. Our First Lien Credit Agreement includes a $100.0 million revolving credit facility under which we had $96.5 million of availability as of January 2, 2021 after giving effect to outstanding letters of credit.

Risks Related to Accounting, Tax and Financial Statement Matters
Goodwill, other intangible assets and long-lived assets represent a significant portion of our total assets, and any impairment of these assets could materially adversely affect our financial condition and results of operations.
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
As of January 2, 2021, we had a tax-effected deferred tax asset of $345.0 million. Our ability to use our deferred tax asset is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. Some or all of our deferred tax asset could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Our ability to realize the deferred tax asset is periodically reviewed and any necessary valuation allowance is recorded or adjusted accordingly.
In addition, certain states and local jurisdictions have approved or proposed gross receipt tax measures. For example, effective January 1, 2020, Oregon enacted a gross receipts tax which established a new 0.57% gross receipts tax. Should these gross receipt tax measures succeed in other jurisdictions in which we operate, we anticipate an increase in our operating expenses.
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
As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in each annual report on Form 10-K. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Our independent registered public accounting firm is required to issue an attestation report on effectiveness of our internal controls in each annual report on Form 10-K.
In connection with maintaining the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report.
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

Risks Related to Ownership of Our Common Stock
Our quarterly operating results fluctuate and may fall short of prior periods, our projections or the expectations of securities analysts or investors, which could materially adversely affect our stock price.
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
Holders of an aggregate of 7,445,040 shares of our outstanding common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. The market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.
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
•certain limitations on convening special stockholder meetings; and
•that certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class
These provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
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
Our amended and restated bylaws provide, subject to limited exceptions, that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of our company to the Company or our stockholders, (iii) action asserting a claim against the Company or any director, officer or other employee of the Company arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) action asserting a claim against the Company or any director, officer or other employee of the Company governed by the internal affairs doctrine. These provisions shall not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the "Exchange Act") or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selections of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the "Securities Act"), subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated bylaws.
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

General Risk Factors
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
Accounting principles generally accepted in the United States and related accounting pronouncements, implementation guidelines, and interpretations we apply to a wide range of matters that are relevant to our business, such as accounting for long-lived asset impairment, goodwill, variable interest entities and share-based compensation, are complex and involve subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change or add significant volatility to our reported or expected financial performance. For example, our adoption of Accounting Standards Codification Topic 842, Leases in fiscal 2019 had a material impact on our financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of January 2, 2021, we leased 378 of our 380 stores and each of our self-operated distribution centers and warehouse facilities. The remaining two stores were owned by IOs. Our stores are located in California, Washington, Oregon, Pennsylvania, Idaho and Nevada. Our initial lease terms for store locations are typically ten years with options to renew for two or three successive five-year periods. Our corporate headquarters, located in Emeryville, California, is leased under an agreement that expires in 2023, with options to renew for two successive five-year periods. Our three self-operated primary distribution centers range from approximately 100,000 square feet to approximately 400,000 square feet. Including options to renew, our primary distribution centers have leases expiring between 2023 and 2035.
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
Stockholders
American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. As of February 25, 2021, there were 17 stockholders of record of our common stock. A substantially greater number of stockholders are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Stock Performance Graph
The following graph shows a comparison of cumulative total return (equal to stock appreciation plus dividends) during each quarterly accounting period from June 20, 2019 (the date our common stock began trading on the NASDAQ Global Select Market) through January 2, 2021 for:
•Grocery Outlet Holdings, Inc.
•Nasdaq Global Market Composite Index
•Nasdaq US Benchmark General Retailers Index

Comparison of Cumulative Total Return (Since Listing)
$200
$150
$100
$50
6/20/2019
9/27/2019
12/27/2019
3/27/2020
6/26/2020
9/25/2020
12/31/2020
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
Notes:
•Assumes initial investment of $100.00 at our closing stock price on June 20, 2019 (our initial listing date). Total return includes reinvestment of dividends.
•If the quarterly accounting period end date ends on a day that is not a trading day, the preceding trading day is used.
•The information included under the heading “Stock Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the limitations of that section, and shall not be deemed incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing.
•The stock price performance shown in the graph is not necessarily indicative of future price performance.
Unregistered Sales of Equity Securities
None.
Issuer Purchase of Equity Securities
During the quarter ended January 2, 2021, we did not purchase any of our equity securities that are registered under section 12(b) of the Securities Exchange Act.

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

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016

	(in thousands, except per share data)
Consolidated Statements of Operations Data: (1)
Net sales	$3,134,640	$2,559,617	$2,287,660	$2,075,465	$1,831,531
Cost of sales	2,161,293	1,772,515	1,592,263	1,443,582	1,270,354
Gross profit	973,347	787,102	695,397	631,883	561,177
Operating expenses:
Selling, general and administrative	772,409	639,437	557,100	510,136	457,051
Depreciation and amortization	55,479	47,883	45,421	43,152	37,152
Share-based compensation	38,084	31,439	10,409	1,659	2,905
Total operating expenses	865,972	718,759	612,930	554,947	497,108
Income from operations	107,375	68,343	82,467	76,936	64,069
Other expense:
Interest expense, net	20,043	45,927	55,362	49,698	47,147
Debt extinguishment and modification	198	5,634	5,253	1,466	—
Total other expense	20,241	51,561	60,615	51,164	47,147
Income before income taxes	87,134	16,782	21,852	25,772	16,922
Income tax expense (benefit)	(19,579)	1,363	5,984	5,171	6,724
Net income	$106,713	$15,419	$15,868	$20,601	$10,198
Per Share Data:
Net income per share (basic and diluted):
Basic	$1.16	$0.20	$0.24	$0.30	$0.15
Diluted	$1.08	$0.19	$0.23	$0.30	$0.15
Weighted average shares outstanding (basic and diluted):
Basic	91,818	79,044	68,473	68,232	68,260
Diluted	98,452	81,863	68,546	68,332	68,323
_______________________
(1)Our fiscal year ended January 2, 2021 consisted of 53 weeks, while all other fiscal years presented were 52-week years.

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018	December 30, 2017	January 2, 2016

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$105,326	$28,101	$21,063	$5,801	$6,853
Working capital	149,311	62,199	89,448	76,244	68,186
Total assets (1)	2,485,624	2,185,529	1,376,862	1,317,871	1,268,470
Total debt (2)	449,233	447,989	857,368	710,886	711,866
Total liabilities (1)	1,563,317	1,440,145	1,076,911	890,738	862,118
Total stockholders’ equity	922,307	745,384	299,951	427,133	406,352
Total liabilities and stockholders’ equity	2,485,624	2,185,529	1,376,862	1,317,871	1,268,470
_______________________
(1)Total assets and total debt for fiscal years 2020 and 2019 reflect the adoption of Accounting Standards Codification Topic 842, Leases on a modified retrospective basis. All other fiscal years presented were not restated.
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
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to fiscal 2020, fiscal 2019, and fiscal 2018 refer to the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. Our 2020 fiscal year consisted of 53 weeks, while each of the remaining years listed were 52-week years.
OVERVIEW
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators (“IOs”) run our stores and create a neighborhood feel through personalized customer service and a localized product offering. This differentiated approach has driven 17 consecutive years of positive comparable store sales growth. As of January 2, 2021, we had 380 stores throughout California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
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
On February 3, 2020, certain of our selling stockholders completed another secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million which we recognized in selling, general and administrative expenses during fiscal 2020. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
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
On May 28, 2020, the H&F Investor distributed the remainder of its holdings representing 9.6 million shares of our common stock to its equity holders. We did not receive any proceeds or incur any material costs related to this distribution.

COVID-19
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. As a result, many states, including states where we have significant operations, declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. As of the date of this filing, grocery stores are considered essential businesses in states and counties that have enacted requirements that residents leave their homes only for essential business (“shelter in place requirements”) and are able to continue operating. As COVID-19 has continued to spread and the situation has continued to evolve, there has been a surge of positive COVID-19 cases around the country during, and subsequent to, the fourth quarter of fiscal 2020 as shelter in place requirements have lapsed and other businesses have begun to reopen.
Our IOs have faced and will continue to face staffing challenges as long as school and childcare closures and COVID-19-related concerns exist. In addition, in early 2021, counties in California and Washington have enacted or are considering enacting ordinances mandating "hazard pay" for grocery workers. In addition, since the start of the pandemic certain inventory items such as water, beans and bread, as well as key cleaning supplies and protective equipment have at times been, and may in the future again be, in short supply. These factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Further, planned construction and opening of new stores have been and may continue to be negatively impacted due to shelter in place requirements and the closure of government offices in certain areas. During fiscal 2020, from time to time we had to temporarily close certain stores for cleaning after persons at those locations tested positive for COVID-19. In the event that an employee, IO, or IO employee tests positive for COVID-19, we may have to again temporarily close a store, office or distribution center for cleaning and/or quarantine one or more employees which could negatively impact our financial results. We have incurred, and expect to continue to incur, cleaning and safety costs, costs for protective equipment and supplies, and higher personnel expenses. In addition, we have incurred, and expect to continue to incur, additional expenses as a result of certain increased costs related to our IOs. For example, we are paying a portion of the costs of protective equipment and cleaning supplies for our IOs as well as reducing interest rates on outstanding IO Notes. We cannot reasonably estimate the length or severity of this pandemic, but it could have a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2021. See “Item 1A. Risk Factors—Major health epidemics, such as the outbreak caused by COVID-19, and other outbreaks could disrupt and adversely affect our operations, financial condition and business” for additional information.
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
Fiscal 2020 Overview
Key financial and operating performance results for our fiscal 2020 (53 weeks) compared to our fiscal 2019 (52 weeks) are as follows:
•Net sales increased by 22.5% to approximately $3.13 billion for fiscal 2020 from approximately $2.56 billion for fiscal 2019; comparable store sales increased by 12.7% in fiscal 2020 on a 52-week basis compared to a 5.2% increase in fiscal 2019. Fiscal 2020 contained one additional week ("53rd week") as compared to fiscal 2019. The 53rd week included $53.3 million in net sales.
•We opened 35 new stores and closed 2, ending fiscal 2020 with 380 stores in six states.
•Net income increased 592.1% to $106.7 million, or $1.08 per diluted share for fiscal 2020, compared to net income of $15.4 million, or $0.19 per diluted share, for fiscal 2019.
•Adjusted EBITDA(1) increased 32.4% to $222.9 million for fiscal 2020 compared to $168.3 million for fiscal 2019.

•Non-GAAP adjusted net income(1) increased 86.9% to $112.7 million, or $1.14 per non-GAAP diluted share, for fiscal 2020 compared to $60.3 million, or $0.74 per non-GAAP diluted share, for fiscal 2019.
_______________________
(1)Adjusted EBITDA, non-GAAP adjusted net income and non-GAAP adjusted diluted earnings per share are non-GAAP financial measures and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Beginning with the fourth quarter of fiscal 2020, we updated our definitions of adjusted EBITDA and non-GAAP adjusted net income to simplify our presentation and enhance comparability between periods. See GAAP to non-GAAP reconciliations in the “Operating Metrics and Non-GAAP Financial Measures” section below for additional information.
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
Selling, General and Administrative Expenses
SG&A expenses are comprised of both store-related expenses and corporate expenses. Store-related expenses include commissions paid to IOs, occupancy and shared maintenance costs, Company-operated store expenses, including payroll, benefits, supplies and utilities and the cost of opening new IO stores. In addition, in fiscal 2020, SG&A included incremental costs associated with COVID-19, such as cleaning and safety costs, costs for protective equipment and supplies. Corporate expenses include payroll and benefits for corporate and field support, marketing and advertising, insurance and professional services and operator recruiting and training costs. SG&A generally increases as we grow our store base and invest in our corporate infrastructure. SG&A expenses related to commissions paid to IOs are variable in nature and generally increase as gross profits rise and decrease as gross profits decline. The remainder of our expenses are primarily fixed in nature. We continue to closely manage our expenses and monitor SG&A as a percentage of sales. The components of our SG&A may not be comparable to the components of similar measures of other retailers. We expect that our SG&A will continue to increase in future periods as we continue to grow our sales revenue.
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

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of sales (amounts in thousands, except for percentages):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net sales	$3,134,640	$2,559,617	$2,287,660
Cost of sales	2,161,293	1,772,515	1,592,263
Gross profit	973,347	787,102	695,397
Operating expenses:
Selling, general and administrative	772,409	639,437	557,100
Depreciation and amortization	55,479	47,883	45,421
Share-based compensation	38,084	31,439	10,409
Total operating expenses	865,972	718,759	612,930
Income from operations	107,375	68,343	82,467
Other expense:
Interest expense, net	20,043	45,927	55,362
Debt extinguishment and modification costs	198	5,634	5,253
Total other expense	20,241	51,561	60,615
Income before income taxes	87,134	16,782	21,852
Income tax expense (benefit)	(19,579)	1,363	5,984
Net income	$106,713	$15,419	$15,868

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Percentage of sales (1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.9%	69.2%	69.6%
Gross profit	31.1%	30.8%	30.4%
Operating expenses:
Selling, general and administrative	24.6%	25.0%	24.4%
Depreciation and amortization	1.8%	1.9%	2.0%
Share-based compensation	1.2%	1.2%	0.5%
Total operating expenses	27.6%	28.1%	26.8%
Income from operations	3.4%	2.7%	3.6%
Other expense:
Interest expense, net	0.6%	1.8%	2.4%
Debt extinguishment and modification costs	—%	0.2%	0.2%
Total other expense	0.6%	2.0%	2.6%
Income before income taxes	2.8%	0.7%	1.0%
Income tax expense (benefit)	(0.6)%	0.1%	0.3%
Net income	3.4%	0.6%	0.7%
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
Comparable store sales consists of sales from our stores beginning on the first day of the fourteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been closed for an extended period as well as any planned store closures or dispositions. When applicable, as is the case with fiscal 2020, we exclude the sales in the non-comparable week of a 53-week year from the same store sales calculation.
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
We define EBITDA as net income before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense, purchase accounting inventory adjustments, non-cash rent, asset impairment and gain or loss on disposition, provision for accounts receivable reserves and certain other expenses. Non-GAAP adjusted net income represents net income adjusted for the previously mentioned EBITDA adjustments, further adjusted for costs related to amortization of purchase accounting assets and deferred financing costs, tax impact of option exercises and vesting of restricted stock units ("RSUs"), and tax effect of total adjustments. EBITDA, adjusted EBITDA and non-GAAP adjusted net income are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA, adjusted EBITDA and non-GAAP adjusted net income have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP measures through the use of various GAAP measures. In the future we may incur expenses or charges such as those added back to calculate adjusted EBITDA or non-GAAP adjusted net income. Our presentation of adjusted EBITDA and non-GAAP adjusted net income should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive our non-GAAP measures.
Beginning with the fourth quarter of fiscal 2020, we updated our definitions of adjusted EBITDA and non-GAAP adjusted net income to simplify our presentation and enhance comparability between periods. We no longer exclude new store pre-opening expenses from our presentation of adjusted EBITDA and non-GAAP adjusted net income. We also updated our definition of non-GAAP adjusted net income to exclude the tax impact of options exercises and vesting of RSUs. Lastly, debt extinguishment and modification costs were reclassified to the other adjustments line item within the presentation of both adjusted EBITDA and non-GAAP adjusted net income. The presentation for adjusted EBITDA and non-GAAP adjusted net income for fiscal 2019 and 2018 has been recast to reflect these changes and a reconciliation between the current and previous definitions of adjusted EBITDA and non-GAAP adjusted net income have been provided within the “—GAAP to Non-GAAP Reconciliations” section below.
The following table summarizes key operating metrics and non-GAAP components of our results of operations for the periods presented (amounts in thousands, except for percentages and store counts):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Other Financial and Operations Data
Number of new stores	35	34	26
Number of stores open at end of period	380	347	316
Comparable store sales growth (1)	12.7%	5.2%	3.9%
EBITDA (2)	$165,228	$112,852	$124,271
Adjusted EBITDA (2)	$222,922	$168,333	$152,023
Non-GAAP adjusted net income (2)	$112,665	$60,291	$48,179
_______________________
(1)Comparable store sales consist of sales from our stores beginning on the first day of the fourteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved. For fiscal 2020, which is a 53-week year, we excluded the sales in the non-comparable week from the comparable store sales calculation.
(2)See “—GAAP to Non-GAAP Reconciliations” section below for a reconciliation from our net income to EBITDA and adjusted EBITDA, net income to non-GAAP adjusted net income, and GAAP to non-GAAP earnings per share for the periods presented. Beginning with the fourth quarter of fiscal 2020, we updated our definitions of adjusted EBITDA and non-GAAP adjusted net income to simplify our presentation and enhance comparability between periods.
GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to non-GAAP adjusted net income, and our GAAP to non-GAAP earnings per share for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net income	$106,713	$15,419	$15,868
Interest expense, net	20,043	45,927	55,362
Income tax expense (benefit)	(19,579)	1,363	5,984
Depreciation and amortization expenses (a)	58,051	50,143	47,057
EBITDA	165,228	112,852	124,271
Share-based compensation expenses (b)	38,084	31,439	10,409
Non-cash rent (c)	10,673	10,582	7,903
Asset impairment and gain or loss on disposition (d)	1,727	1,957	1,306
Provision for (write-off of) accounts receivable reserves (e)	(456)	2,575	749
Other (f)	7,666	8,928	7,385
Adjusted EBITDA, revised definition	$222,922	$168,333	$152,023

Revised definition no longer adjusts for:
New store pre-opening expenses (g)	1,542	1,509	1,555
Adjusted EBITDA, previous definition	$224,464	$169,842	$153,578

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net income	$106,713	$15,419	$15,868
Share-based compensation expenses (b)	38,084	31,439	10,409
Non-cash rent (c)	10,673	10,582	7,903
Asset impairment and gain or loss on disposition (d)	1,727	1,957	1,306
Provision for (write-off of) accounts receivable reserves (e)	(456)	2,575	749
Other (f)	7,666	8,928	7,385
Amortization of purchase accounting assets and deferred financing costs (h)	11,808	11,917	16,744
Tax impact of option exercises and vesting of restricted stock units (i)	(44,089)	(3,587)	—
Tax effect of total adjustments (j)	(19,461)	(18,939)	(12,185)
Non-GAAP adjusted net income, revised definition	$112,665	$60,291	$48,179
GAAP earnings per share (k)
Basic	$1.16	$0.20	$0.24
Diluted	$1.08	$0.19	$0.23
Non-GAAP adjusted earnings per share, revised definition (k)
Basic	$1.23	$0.76	$0.70
Diluted	$1.14	$0.74	$0.70

Revised definition no longer adjusts for:
New store pre-opening expenses (g)	1,542	1,509	1,555
Revised definition now adjusts for:
Tax impact of option exercises and vesting of restricted stock units (i)	44,089	3,587	—
Change in tax effect of total adjustments (j)	(431)	(424)	(426)
Non-GAAP adjusted net income, previous definition	$157,865	$64,963	$49,308
Non-GAAP adjusted earnings per share, previous definition (k)
Basic	$1.72	$0.82	$0.72
Diluted	$1.60	$0.79	$0.72

GAAP & Non-GAAP weighted average shares outstanding (k)
Basic	91,818	79,044	68,473
Diluted	98,452	81,863	68,546
___________________________
(a)Includes depreciation related to our distribution centers which is included within the cost of sales line item in our consolidated statements of operations and comprehensive income. See NOTE 1—Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements for additional information about the components of cost of sales.
(b)Includes non-cash share-based compensation expense and $0.4 million, $3.6 million, and $10.0 million of cash dividends paid in fiscal 2020, 2019, and 2018 respectively, in respect of vested options as a result of dividends declared in connection with our recapitalizations in fiscal 2018 and 2016.
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
(e)Represents non-cash changes in reserves related to our IO Notes and accounts receivable.
(f)Represents other non-recurring, non-cash or non-operational items, such as transaction related costs, including costs related to employer payroll taxes associated with equity awards, secondary equity offerings, store closing costs, personnel-related costs, legal expenses, debt extinguishment and modification costs, strategic project costs, and miscellaneous costs.
(g)Includes marketing, occupancy and other expenses incurred in connection with store grand openings, including costs that will be the IO’s responsibility after store opening.
(h)Represents the amortization of debt issuance costs and incremental amortization of an asset step-up resulting from purchase price accounting related to the 2014 H&F Acquisition which included trademarks, customer lists, and below-market leases.

(i)Represents excess tax benefits related to stock option exercises and vesting of RSUs to be recorded in earnings as discrete items in the reporting period in which they occur.
(j)Represents the tax effect of the total adjustments. Because of the increased impact of discrete items on our effective tax rate including the excess tax benefits from the exercise and vesting of share-based awards, beginning in the fourth quarter of fiscal 2019, we changed our methodology in order to tax effect the total adjustments on a discrete basis excluding any non-recurring and unusual tax items. Prior to the fourth quarter of fiscal 2019, the methodology we used was to calculate the tax effect of the total adjustments using our quarterly effective tax rate.
(k)All share amounts and per share disclosures for all periods presented reflect a 1.403 for 1 forward stock split effected on June 6, 2019.

Comparison of fiscal 2020 (53 weeks) to fiscal 2019 (52 weeks) (amounts in thousands, except percentages)
Net Sales

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Net sales	$3,134,640	$2,559,617	$575,023	22.5%
The increase in net sales for fiscal 2020 compared to fiscal 2019 was primarily attributable to an increase in comparable stores sales, non-comparable store sales growth attributable to the net 33 new stores opened during fiscal 2020, as well as $53.3 million of net sales from the 53rd week of fiscal 2020.
Comparable store sales increased 12.7% for fiscal 2020 on a 52-week basis compared to fiscal 2019, primarily driven by increases in average transaction size partially offset by traffic declines, as customer shopping behaviors changed in response to COVID-19.
Cost of Sales

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Cost of sales	$2,161,293	$1,772,515	$388,778	21.9%
% of net sales	68.9%	69.2%
The increase in cost of sales for fiscal 2020 compared to fiscal 2019 was primarily the result of new store growth, an increase in comparable store sales, and cost of sales from the 53rd week of fiscal 2020.
Costs as a percentage of sales decreased due in large part to reduced product markdowns and throwaways resulting from faster inventory turnover as well as lower freight expense to stores, predominantly as a result of buying patterns since the start of the COVID-19 pandemic.
Gross Profit and Gross Margin

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Gross profit	$973,347	$787,102	$186,245	23.7%
Gross margin	31.1%	30.8%
The increase in gross profit for fiscal 2020 compared to fiscal 2019 was primarily the result of new store growth, an increase in comparable store sales, and gross profit from the 53rd week of fiscal 2020. Our gross margin increased modestly for fiscal 2020 compared to fiscal 2019 due to lower cost of sales as a percentage of sales, as discussed previously.
Selling, General and Administrative Expenses (“SG&A”)

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change
SG&A	$772,409	$639,437	$132,972	20.8%
% of net sales	24.6%	25.0%
The increase in SG&A for fiscal 2020 compared to fiscal 2019 was primarily driven by increased selling expenses related to higher sales volume. These increased expenses consisted primarily of variable commission payments to IOs, store occupancy and maintenance costs, incentive compensation expenditures, as well as investments in general and administrative infrastructure to support the continued growth in the business. SG&A has also increased as a result of incremental costs associated with COVID-19 such as cleaning and safety costs, costs for protective equipment and supplies, and higher personnel expense in addition to costs to comply with public company requirements and expenses associated with our secondary offerings.

As a percentage of sales, SG&A decreased slightly for fiscal 2020 compared to fiscal 2019 due to the factors noted above.
Depreciation and Amortization Expense

	Fiscal Year End
	January 2, 2021	December 28, 2019	$ Change	% Change
Depreciation and amortization	$55,479	$47,883	$7,596	15.9%
% of net sales	1.8%	1.9%
The increase in depreciation and amortization expenses for fiscal 2020 compared to fiscal 2019 is primarily driven by new store growth.
Share-based Compensation Expense

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Share-based compensation	$38,084	$31,439	$6,645	21.1%
% of net sales	1.2%	1.2%
For fiscal 2020, share-based compensation expenses were primarily comprised of $26.1 million in expense related to 5.8 million performance-based stock options that vested in conjunction with the closing of the February 3, 2020 and April 27, 2020 secondary offerings as well as $6.7 million in expense related to RSUs and PSUs granted during fiscal 2020. For fiscal 2019, share-based compensation expenses were driven largely by $24.3 million in expense related to time-based options granted prior to our IPO, with the remaining difference primarily relating to payment of dividends declared in connection with our recapitalizations in fiscal 2018 and 2016 for outstanding stock options that became exercisable during fiscal 2019.
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
See NOTE 7—Share-based Awards to our Consolidated Financial Statements for additional information.
Interest Expense, net

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Interest expense, net	$20,043	$45,927	$(25,884)	(56.4)%
% of net sales	0.6%	1.8%
The decrease in interest expense, net for fiscal 2020 compared to fiscal 2019 was primarily driven by lower total borrowings under our First Lien Credit Agreement and the repayment in full of our Second Lien Credit Agreement in June 2019.
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

Debt Extinguishment and Modification Costs

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Debt extinguishment and modification costs	$198	5,634	$(5,436)	(96.5)%
% of net sales	—%	0.2%
During fiscal 2019, we wrote-off $4.1 million of debt issuance costs and $1.4 million of unamortized loan discounts and incurred $0.2 million of debt modification costs related to the repricing and amendment of our First Lien Credit Agreement, and repaid in full our outstanding second lien term loan and terminated the related loan agreement. See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.
Income Tax Expense (Benefit)

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Income tax expense (benefit)	$(19,579)	$1,363	$(20,942)	(1,536.5)%
% of net sales	(0.6)%	0.1%
Effective tax rate	(22.5)%	8.1%
During fiscal 2020, we recorded a net income tax benefit of $19.6 million compared to a net income tax expense of $1.4 million for fiscal 2019. This change was primarily the result of excess tax benefits in the current year related to the exercise of stock options and vesting of employee RSUs. Such excess tax benefits totaled $44.1 million for fiscal year 2020. See NOTE 9—Income Taxes to our Consolidated Financial Statements for additional information.
Net Income

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Net income	$106,713	$15,419	$91,294	592.1%
% of net sales	3.4%	0.6%
As a result of the foregoing factors, including the excess tax benefits described above, net income increased substantially in fiscal 2020 compared to fiscal 2019.
Adjusted EBITDA

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Adjusted EBITDA	$222,922	$168,333	$54,589	32.4%
The increase in adjusted EBITDA for fiscal 2020 compared to fiscal 2019 was primarily due to the increase in net sales, which was driven by an increase in comparable store sales of 12.7% for fiscal 2020 on a 52-week basis compared to fiscal 2019, net sales from the 53rd week of fiscal 2020, along with an increase in store count compared to fiscal 2019. Additionally, gross margin rate increased modestly in fiscal 2020 compared to fiscal 2019 as discussed above.
Non-GAAP Adjusted Net Income

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Non-GAAP adjusted net income	$112,665	$60,291	$52,374	86.9%
The increase in non-GAAP adjusted net income for fiscal 2020 compared to fiscal 2019 was primarily driven by an increase in comparable store sales of 12.7% for fiscal 2020 on a 52-week basis compared to fiscal 2019, net sales from the 53rd week of fiscal 2020, along with an increase in store count compared to fiscal 2019. In addition, non-GAAP adjusted net income benefited from lower net interest expense for fiscal year 2020 compared to fiscal 2019 as discussed above.

Comparison of fiscal 2019 to fiscal 2018 (amounts in thousands, except for percentages)
Net Sales

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Net sales	$2,559,617	$2,287,660	$271,957	11.9%
The increase in net sales for fiscal 2019 compared to fiscal 2018 was due to non-comparable store sales growth attributable to the net 31 stores opened during fiscal 2019 as well as an increase in comparable store sales.
Comparable store sales increased 5.2% for fiscal 2019 compared to fiscal 2018, primarily driven by strong opportunistic and every day product purchasing, continued growth of our NOSH business and expansion and effectiveness of our corporate and IO-led marketing initiatives.
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
The increase in SG&A for fiscal 2019 compared to fiscal 2018 was primarily driven by increased selling expenses related to new store growth and higher sales volume. These increased expenses consisted primarily of commissions paid to IOs, store occupancy and shared maintenance costs, as well as investments in general and administrative infrastructure to support the continued growth in the business. SG&A was also impacted by the adoption of ASC 842, Leases, which moved approximately $3.2 million of below-market lease amortization expense into non-cash rent.
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
The increase in depreciation and amortization expenses for fiscal 2019 compared to fiscal 2018 is primarily driven by new store growth and other capital investments, partially offset by the adoption of ASC 842, Leases, which moved approximately $3.2 million of below-market lease amortization expense into SG&A expenses.
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

In July 2019, we repriced and amended our existing First Lien Credit Agreement by replacing the existing term loan with a new $475.2 million senior secured term loan credit facility, The First Replacement Term Loan. The First Replacement Term Loan reduced the applicable margin rates compared to the prior term loan. On October 23, 2019, we prepaid an additional $15.0 million of principal on the First Replacement Term Loan.
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
Net Income

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Net income	$15,419	$15,868	$(449)	(2.8)%
% of net sales	0.6%	0.7%
As a result of the foregoing, net income decreased modestly in fiscal 2019 compared to fiscal 2018.
Adjusted EBITDA

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Adjusted EBITDA	$168,333	$152,023	$16,310	10.7%
The increase in adjusted EBITDA for fiscal 2019 compared to fiscal 2018 was primarily due to the aforementioned sales growth and gross margin expansion, partially offset by increased SG&A expenses including the impact of approximately $4.5 million in additional costs incurred to comply with public company requirements.

Non-GAAP Adjusted Net Income

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Non-GAAP adjusted net income	$60,291	$48,179	$12,112	25.1%
The increase in non-GAAP adjusted net income for fiscal 2019 compared to fiscal 2018 was primarily due to our increase in sales, which was primarily driven by the increase in store count for fiscal 2019 compared to fiscal 2018 and comparable sales of 5.2% and 3.9%, respectively. Additionally, our interest expense decreased for fiscal 2019 compared to fiscal 2018 as discussed previously.

Liquidity and Capital Resources
Sources of Liquidity
As of January 2, 2021, we had cash and cash equivalents of $105.3 million, which consisted primarily of cash held in checking and money market accounts with financial institutions.
Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. Historically, we have funded our working capital and capital expenditures requirements with internally generated cash on hand, and most recently through our initial public offering of our common stock in June 2019 as described further below. Our current primary sources of liquidity are net cash provided by operating activities and borrowings and availability under our First Lien Credit Agreement. In addition, we also have a $100.0 million revolving credit facility available under our First Lien Credit Agreement. As of January 2, 2021, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under this revolving credit facility.
Public Offerings
On June 24, 2019, we completed our IPO in which we sold 19,765,625 shares of our common stock, including 2,578,125 shares from the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $22.00 per share. We received net proceeds of $407.7 million after deducting underwriting discounts and commissions of $27.1 million and offering costs of $7.2 million.
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
On February 3, 2020, certain of our selling stockholders completed another secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs payable by us of $1.1 million which were included in SG&A expenses in fiscal 2020. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
On April 27, 2020, certain of our selling stockholders completed a third secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.0 million which we recognized in SG&A during the second quarter of fiscal 2020. We received $1.6 million in cash (excluding withholding taxes) in connection with the exercise of 269,000 options by certain stockholders participating in this secondary public offering.
The terms of our First Lien Credit Agreement permit voluntarily prepayment without premium or penalty. In connection with the closing of our IPO on June 24, 2019, we used the net proceeds from the offering to repay in full the outstanding $150.0 million in principal on the term loan under our second lien credit agreement, dated as of October 22, 2019 (as amended, the "Second Lien Credit Agreement"), as well as accrued and unpaid interest as of that date of $3.6 million, and terminated the Second Lien Credit Agreement. In addition, using the remainder of the net proceeds, together with excess cash on hand, we prepaid a portion of the term loan outstanding under our First Lien Credit Agreement totaling $248.0 million plus accrued interest of $3.8 million. We elected to apply the prepayment against the remaining principal installments in the direct order of maturity. No further principal payment on this term loan will be due until its maturity in October 2025.
First Lien Credit Agreement
First Incremental Agreement — On July 23, 2019, we entered into an incremental agreement (the “First Incremental Agreement”) to amend the First Lien Credit Agreement. The First Incremental Agreement refinanced the term loan outstanding under the First Lien Credit Agreement with a replacement $475.2 million senior secured term loan credit facility (the “First Replacement Term Loan”) with an applicable margin of 3.50% or 3.25% for Eurodollar loans and 2.50% or 2.25% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings. The First Replacement Term Loan was to mature on October 22, 2025, which was the same maturity date as the prior term loan under our First Lien Credit Agreement. On October 23, 2019, we prepaid $15.0 million of principal on the First Replacement Term Loan.

Second Incremental Agreement — On January 24, 2020, we entered into a second incremental agreement (the “Second Incremental Agreement”) to further amend the First Lien Credit Agreement. The Second Incremental Agreement refinanced the First Replacement Term Loan with a replacement $460.0 million senior secured term loan credit facility (the “Second Replacement Term Loan”) with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, and made certain other corresponding technical changes and updates to the previously amended First Lien Credit Agreement. The interest rate on the Second Replacement Term Loan was 2.90% as of January 2, 2021. The Second Replacement Term Loan matures on October 22, 2025, which is the same maturity date as the prior term loans under the original First Lien Credit Agreement and First Incremental Agreement.
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
Revolving Credit Facility — On March 19, 2020, we borrowed $90.0 million under the revolving credit facility of our First Line Credit Agreement (the "Revolving Credit Facility Loan"), the proceeds of which were to be used as reserve funding for working capital needs as a precautionary measure in light of the economic uncertainty surrounding the COVID-19 pandemic. On May 26, 2020, we repaid the Revolving Credit Facility Loan in full. As of January 2, 2021, we had $96.5 million of borrowing capacity available under the revolving credit facility.
Liquidity Requirements
As of January 2, 2021, we expect to pay an additional $0.4 million related to dividends declared in our recapitalizations in 2018 and 2016 for stock options that will vest during fiscal 2021 and beyond, of which $0.2 million, $0.1 million, $0.1 million is expected to be paid in fiscal 2021, fiscal 2022 and fiscal 2023 respectively. Pursuant to The Globe Holding Corp. 2014 Plan, if we are unable to make those payments, we may instead elect to reduce the per share exercise price of each such option by an amount equal to the dividend amount in lieu of making the applicable dividend payment.
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

Debt Covenant
The First Lien Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The First Lien Credit Agreement has the ability to restrict us from entering into certain types of transactions and making certain types of payments including dividends and stock repurchases and other similar distributions, with certain exceptions. Additionally, the revolving credit facility under our First Lien Credit Agreement is subject to a first lien secured leverage ratio of 7:00 to 1:00, tested quarterly if, and only if, the aggregate principal amount from the revolving facility, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the closing date) and swingline loans outstanding and/or issued, as applicable, exceeds 35% of the total amount of the revolving credit facility commitments.
As of January 2, 2021, we were not subject to the first lien secured leverage ratio testing requirement. Additionally, we were in compliance with all applicable covenant requirements as of January 2, 2021 for our First Lien Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net cash provided by operating activities	$181,237	$132,835	$105,811
Net cash used in investing activities	(133,786)	(108,019)	(73,550)
Net cash provided by (used in) financing activities	29,774	(17,778)	(16,999)
Net increase in cash and cash equivalents	$77,225	$7,038	$15,262
Cash Provided by Operating Activities
Net cash provided by operating activities was $181.2 million, $132.8 million, and $105.8 million for fiscal 2020, fiscal 2019, and fiscal 2018, respectively. The improvements in net cash provided by operating activities for each fiscal year presented compared to prior fiscal years was primarily the result of increased net sales driven by new store growth and comparable store sales growth, partially offset by increased cost of sales and operating expenses, particularly commissions paid to IOs.
Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2020, fiscal 2019, and fiscal 2018 was primarily for capital expenditures and cash advances to IOs.
Net cash used in investing activities was $133.8 million for fiscal 2020 compared to $108.0 million for fiscal 2019. The $25.8 million increase was primarily related to an increase in the number of stores opened and under construction in fiscal 2020 compared to fiscal 2019. Of the $133.8 million net cash used in investing activities during fiscal 2020, $124.9 million represented purchases of property and equipment prior to the application of tenant improvement allowances.
Net cash used in investing activities was $108.0 million for fiscal 2019 compared to $73.6 million for fiscal 2018. The $34.5 million increase was primarily related to capital expenditures for 34 new store openings and one relocation in fiscal 2019 compared to 26 new store openings in fiscal 2018.
We expect capital expenditures of approximately $130.0 million, net of tenant improvement allowances, in fiscal year 2021.

Cash Used in Financing Activities
Net cash provided by financing activities was $29.8 million for fiscal 2020 compared to $17.8 million net cash used in financing activities for fiscal 2019. The net cash provided by financing activities of $29.8 million for fiscal 2020 was primarily due to proceeds received from the exercise of share-based awards slightly offset by principal payments on debt. As discussed below, the net cash used in financing activities of $17.8 million for fiscal 2019 was primarily due to principal payments on debt and offering cost payments related to our IPO, partially offset by net proceeds from the IPO.
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

Off-Balance Sheet Arrangements
As of January 2, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the below table.
Our contractual obligations and other commitments as of January 2, 2021 were as follows (in thousands):

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Lease obligations (1)	$1,388,723	$113,528	$229,257	$225,839	$820,099
Principal payments of long-term debt	460,000	—	—	460,000	—
Interest on long-term debt (2)	64,802	13,456	26,911	24,435	—
Purchase commitments (3)	18,755	10,360	8,395	—	—
Total	$1,932,280	$137,344	$264,563	$710,274	$820,099
______________________
(1)Represents the maturities of lease liabilities of our operating and finance leases as disclosed in NOTE 4—Leases to our Consolidated Financial Statements.
(2)Represents the expected cash payments for interest on our long-term debt based on the amounts outstanding as of the end of each period and the interest rates applicable on such debt as of January 2, 2021.
(3)Consists of purchase commitments under non-cancelable service and supply contracts.

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A summary of our significant accounting policies can be found in NOTE 1—Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements. The preparation of our consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. These judgments and estimates are based on historical experience and other factors believed to be reasonable under the circumstances.
Management evaluated the development and selection of our critical accounting policies and estimates and believes that the following involves a higher degree of judgment or complexity and is most significant to reporting our results of operations and financial position, and is therefore discussed as critical. The following critical accounting policy reflects a significant estimate and judgment used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected results can potentially have a materially favorable or unfavorable impact on subsequent results of operations.
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
Recent Accounting Pronouncements
Refer to NOTE 1—Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of January 2, 2021, our outstanding credit facilities included a $460.0 million term loan (the Second Replacement Term Loan). As of January 2, 2021, the interest rate on the Second Replacement Term Loan was 2.90% (See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information). Based on the outstanding balance and interest rate of our Second Replacement Term Loan as of January 2, 2021, a hypothetical 10% relative increase or decrease in the effective interest rate would cause an increase or decrease in interest expense of approximately $1.3 million over the next 12 months.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GROCERY OUTLET HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Grocery Outlet Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Grocery Outlet Holding Corp. and subsidiaries (the "Company") as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, and the related notes and Schedule I listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Long-Lived Store Asset Impairment – Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
The Company performs an analysis of the carrying value of all long-lived store assets for impairment at an individual store level whenever events or changes in circumstances indicate that the carrying value of individual store assets may not be recoverable. The Company’s impairment analysis determines whether projected undiscounted future cash flows from operations are sufficient to recover the carrying value of these store assets. Impairment may result when the carrying value of these store assets exceeds the estimated undiscounted future cash flows over the remaining useful life. The total amount of property and equipment, including store assets, and operating lease right-of-use assets as of January 2, 2021 are $433.7 million and $835.4 million, respectively. The Company’s impairment analysis consists of (1) identifying stores with indicators of impairment, (2) testing the identified store assets for recoverability and (3) measuring the impairment loss, if any. During the year ended January 2, 2021 the Company recorded no impairment of long-lived assets.
The principal considerations for our determination that performing procedures relating to the impairment of store-level long-lived assets is a critical audit matter relates to the significant judgment by management in developing the estimated future discounted cash flows expected to be generated by the asset. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the discounted cash flows, including the significant assumptions for sales growth rate and gross margin.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s judgments regarding the forecasts of future cash flows included the following, among others:
•We tested the operating effectiveness of controls over management’s long-lived store asset impairment evaluation, including those over future sales growth and gross margin projections
•We evaluated management’s ability to accurately forecast future sales growth and gross margin by comparing actual results to management’s historical forecasts
•We evaluated the reasonableness of management’s sales growth and gross margin forecasts by comparing the forecasts to:
◦Current and past sales and gross margins of the overall Company and individual store level asset groups
◦Consistency with external market and industry data
◦Internal communications to management and the Board of Directors
•We tested the completeness, accuracy, and relevance of underlying data used in the valuations
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 2, 2021
We have served as the Company’s auditor since 2007.

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 2, 2021	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$105,326	$28,101
Independent operator receivables and current portion of independent operator notes, net of allowance $985 and $1,283	5,443	7,003
Other accounts receivable, net of allowance $39 and $19	5,950	2,849
Merchandise inventories	245,157	219,420
Prepaid expenses and other current assets	20,081	13,453
Total current assets	381,957	270,826
Independent operator notes, net of allowance $7,124 and $9,088	27,440	20,331
Property and equipment, net	433,652	356,614
Operating lease right-of-use assets	835,397	734,327
Intangible assets, net	48,226	47,792
Goodwill	747,943	747,943
Deferred income tax assets, net	3,529	—
Other assets	7,480	7,696
Total assets	$2,485,624	$2,185,529
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$114,278	$119,217
Accrued expenses	35,699	31,363
Accrued compensation	26,447	14,915
Current portion of long-term debt	—	246
Current lease liabilities	48,675	38,245
Income and other taxes payable	7,547	4,641
Total current liabilities	232,646	208,627
Long-term debt, net	449,233	447,743
Deferred income tax liabilities, net	—	16,020
Long-term lease liabilities	881,438	767,755
Total liabilities	1,563,317	1,440,145
Commitments and contingencies (NOTE 11)
Stockholders’ equity:
Voting common stock, par value $0.001 per share, 500,000,000 shares authorized; 94,854,336 and 89,005,062 shares issued and outstanding, respectively	95	89
Series A Preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	787,047	717,282
Retained earnings	135,165	28,013
Total stockholders’ equity	922,307	745,384
Total liabilities and stockholders’ equity	$2,485,624	$2,185,529
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net sales	$3,134,640	$2,559,617	$2,287,660
Cost of sales	2,161,293	1,772,515	1,592,263
Gross profit	973,347	787,102	695,397
Operating expenses:
Selling, general and administrative	772,409	639,437	557,100
Depreciation and amortization	55,479	47,883	45,421
Share-based compensation	38,084	31,439	10,409
Total operating expenses	865,972	718,759	612,930
Income from operations	107,375	68,343	82,467
Other expenses:
Interest expense, net	20,043	45,927	55,362
Debt extinguishment and modification costs	198	5,634	5,253
Total other expenses	20,241	51,561	60,615
Income before income taxes	87,134	16,782	21,852
Income tax expense (benefit)	(19,579)	1,363	5,984
Net income and comprehensive income	$106,713	$15,419	$15,868
Basic earnings per share	$1.16	$0.20	$0.24
Diluted earnings per share	$1.08	$0.19	$0.23
Weighted average shares outstanding:
Basic	91,818	79,044	68,473
Diluted	98,452	81,863	68,546
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Voting Common		Nonvoting Common		Preferred		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 30, 2017	67,381,104	$67	1,038,413	$1	1	$—	$403,289	$23,776	$427,133
Cumulative effect of accounting change								133	133
Issuance of shares	54,184	—	2,946	—			29		29
Repurchase of shares			(2,946)	—			(34)		(34)
Share-based compensation expense							10,409		10,409
Dividends paid							(126,236)	(27,351)	(153,587)
Net income and comprehensive income								15,868	15,868
Balance at December 29, 2018	67,435,288	$67	1,038,413	$1	1	$—	$287,457	$12,426	$299,951
Cumulative effect of accounting change								168	168
Issuance of common shares upon initial public offering, net of underwriting discounts	19,765,625	20					407,646		407,666
Other direct initial public offering costs							(7,245)		(7,245)
Conversion of nonvoting to voting common shares	1,068,413	1	(1,068,413)	(1)					—
Redemption of preferred shares					(1)	—			—
Exercise and vest of share-based awards	735,736	1	30,000				4,443		4,444
Tax paid on behalf of employees related to net settlement of share-based awards							(2,813)		(2,813)
Share-based compensation expense							31,439		31,439
Dividends paid							(3,645)		(3,645)
Net income and comprehensive income								15,419	15,419
Balance at December 28, 2019	89,005,062	$89	—	$—	—	$—	$717,282	$28,013	$745,384
Cumulative effect of accounting change								439	439
Exercise and vest of share-based awards	5,849,274	6					32,598		32,604
Tax paid on behalf of employees related to net settlement of share-based awards							(483)		(483)
Share-based compensation expense							38,084		38,084
Dividends paid							(434)		(434)
Net income and comprehensive income								106,713	106,713
Balance at January 2, 2021	94,854,336	$95	—	$—	—	$—	$787,047	$135,165	$922,307
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income	$106,713	$15,419	$15,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	50,749	42,906	37,052
Amortization of intangible and other assets	7,302	7,237	10,005
Amortization of debt issuance costs and bond discounts	2,452	2,542	4,108
Debt extinguishment and modification costs	198	5,634	5,253
Share-based compensation	38,084	31,439	10,409
Provision for accounts receivable	(456)	2,575	749
Deferred income taxes	(19,578)	872	5,831
Other	1,954	1,955	1,306
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(4,943)	(3,649)	(642)
Merchandise inventories	(25,737)	(21,115)	(15,292)
Prepaid expenses and other current assets	(6,628)	498	(1,543)
Income and other taxes payable	2,906	1,191	159
Trade accounts payable, accrued compensation and other accrued expenses	4,778	22,599	16,315
Deferred rent	—	—	16,233
Proceeds from insurance recoveries	479	—	—
Changes in operating lease assets and liabilities, net	22,964	22,732	—
Net cash provided by operating activities	181,237	132,835	105,811
Cash flows from investing activities:
Advances to independent operators	(10,372)	(12,811)	(10,456)
Repayments of advances from independent operators	6,793	4,473	3,749
Purchases of property and equipment	(124,920)	(97,194)	(64,762)
Proceeds from sales of assets	269	586	1,092
Intangible assets and licenses	(5,861)	(3,073)	(3,173)
Proceeds from insurance recoveries	305	—	—
Net cash used in investing activities	(133,786)	(108,019)	(73,550)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	407,666	—
Proceeds from exercise of share-based compensation awards	32,604	4,444	29
Proceeds from term loans	—	—	871,688
Proceeds from revolving credit facility loan	90,000	—	—
Principal payments on revolving credit facility loan	(90,000)	—	—
Payments made for net settlement of employee share-based awards	(483)	(2,813)	(34)
Other direct costs paid related to the initial public offering	—	(7,062)	—
Principal payments on term loans	(188)	(414,813)	(725,010)
Principal payments on other borrowings	(1,024)	(865)	(94)
Dividends paid	(434)	(3,645)	(153,587)
Debt issuance costs paid	(701)	(690)	(9,991)
Net cash provided by (used in) financing activities	29,774	(17,778)	(16,999)
Net increase in cash and cash equivalents	77,225	7,038	15,262
Cash and cash equivalents at beginning of period	28,101	21,063	5,801
Cash and cash equivalents at end of period	$105,326	$28,101	$21,063
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,311	$49,372	$47,305
Income taxes paid (refunded) in cash	$5,186	$(65)	$289
Property and equipment accrued at end of period	$15,604	$10,498	$7,851
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Consolidated Financial Statements
NOTE 1—Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, “Grocery Outlet,” “we,” or the “Company”) is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of January 2, 2021, we had 380 stores throughout California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
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
Secondary Public Offerings — On October 8, 2019, certain of our selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs of $1.1 million, which are included in selling, general and administrative expenses (“SG&A“) for fiscal 2019, and received $3.2 million in cash (excluding withholding taxes) in connection with the exercise of 451,470 options by certain stockholders participating in this secondary public offering.
On February 3, 2020, certain selling stockholders completed an additional secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs of $1.1 million, which were recognized in SG&A expenses during fiscal 2020. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
On April 27, 2020, certain of our selling stockholders completed another secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.0 million which we recognized in SG&A expenses during fiscal 2020. We received $1.6 million in cash (excluding withholding taxes) in connection with the exercise of 269,000 options by certain stockholders participating in this secondary public offering.
On May 28, 2020, the stockholder affiliated with our former private equity sponsor, Hellman and Friedman LLC (the "H&F Investor"), distributed the remainder of its holdings representing 9.6 million shares of our common stock to its equity holders. We did not receive any proceeds or incur any material costs related to this distribution.
Forward Stock Split — All share amounts and per share disclosures for all periods presented reflect a 1.403 for 1 forward stock split effected on June 6, 2019.
Fiscal Year — We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal year ended January 2, 2021 contained 53 weeks while each of the fiscal years ended December 28, 2019 and December 29, 2018 contained 52 weeks.

Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Our consolidated financial statements include the accounts of Grocery Outlet Holding Corp. and its wholly owned subsidiaries. All intercompany balances and transactions were eliminated. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented.
Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from these estimates depending upon certain risks and uncertainties. Changes in these estimates are recorded when known.
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
Allowance for Independent Operator (“IO”) Receivables and Notes and Other Accounts Receivable — We maintain allowances and accruals for estimated losses of amounts advanced to IOs and other third parties determined to be uncollectible. See NOTE 2—Independent Operator Notes and Receivables, for additional information.
Concentrations of Credit Risk — Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts and notes receivable. Although we deposit our cash with creditworthy financial institutions, our deposits typically exceed federally insured limits. To date, we have not experienced any losses on our cash deposits. No single customer or store represented more than 10% of net sales for the years ended January 2, 2021, December 28, 2019 and December 29, 2018. No single customer or IO represented more than 10% of accounts receivable or notes receivable as of January 2, 2021 and December 28, 2019.
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
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, primarily at an individual store level. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, we record an impairment loss for the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value of the asset or asset group is based on the estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. There were no adjustments to the carrying value of long-lived assets due to impairment charges during fiscal 2020. We recorded impairment charges of $0.5 million and $0.6 million during fiscal 2019 and 2018, respectively. See NOTE 3—Property and Equipment, for additional information.

Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current lease liabilities, and long-term lease liabilities on our consolidated balance sheets. Finance leases are included in other assets, current lease liabilities, and long-term lease liabilities on our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease over the same term. Right-of-use assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, reduced by landlord incentives. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms and payments based on the information available at the commencement date to determine the present value of our lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Amortization of finance lease right-of-use assets, interest expense on finance lease liabilities and operating and financing cash flows for finance leases are immaterial.
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
Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized, but rather is subject to an annual impairment evaluation which is performed during our fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. Our impairment evaluation of goodwill consists of an initial qualitative assessment of our reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation, based on discounted cash flows, is performed which requires us to estimate future cash flows, growth rates and economic and market conditions. If the quantitative evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. Measurement of such an impairment loss would be based on the excess of the carrying amount over fair value. There were no goodwill impairment charges recorded during the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018. There were no changes in the carrying amount of goodwill for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018.
Intangible assets include trademarks, computer software, and liquor licenses. Trademarks represent the value of all our trademarks and trade names in the marketplace. We are amortizing the value assigned to the trade names on a straight-line basis over 15 years. Computer software includes both acquired software and eligible costs to develop internal-use software that are incurred during the application development stage. These assets are amortized over their estimated useful lives of 3 years. Liquor license assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. We review our intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of the intangible assets are not recoverable, the impairment is measured as the amount by which the carrying value of the intangible asset exceeds its fair value. There were no impairments of intangible assets recognized during the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018.
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
There were no assets or liabilities measured at fair value on a recurring basis as of January 2, 2021 or December 28, 2019. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. See NOTE 3—Property and Equipment and NOTE 5—Goodwill and Intangible Assets, for additional information. There were no transfers of assets or liabilities between levels within the fair value hierarchy as of January 2, 2021 or December 28, 2019.
Our financial assets and liabilities are carried at cost, which generally approximates their fair value, as described below:
Cash and cash equivalents, IO receivables, other accounts receivable and accounts payable — The carrying value of such financial instruments approximates their fair value due to factors such as their short-term nature or their variable interest rates.
IO notes receivable (net) — The carrying value of such financial instruments approximates their fair value.
Notes payable and term loans — The carrying value of such financial instruments approximates their fair value since the stated interest rates approximates market rates for loans with similar terms for borrowers with similar credit profiles. However, in accordance with Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, the fair values of our term loans as of January 2, 2021 and December 28, 2019 are set forth below.
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the consolidated balance sheets (amounts in thousands):

	January 2, 2021		December 28, 2019
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Term loans (Level 2)	$458,757	$460,000	$458,682	$466,515
_______________________
(1)The carrying amounts as of January 2, 2021 and December 28, 2019 are net of unamortized debt discounts of $1.2 million and $1.5 million, respectively.
(2)The estimated fair value of our term loans was determined based on the average quoted bid-ask prices for the term loans in an over-the-counter market on the last trading day of fiscal 2020 and 2019.
Revenue Recognition
Net Sales — We recognize revenue from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Our performance obligations are satisfied upon the transfer of goods to the customer, at the point of sale, and payment from customers is also due at the time of sale. Discounts provided to customers by us are recognized at the time of sale as a reduction in sales as the products are sold. Discounts provided by IOs are not recognized as a reduction in sales as these are provided solely by the IO who bears the incremental costs arising from the discount. We do not accept manufacturer coupons.
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any performance obligations, or any material costs to obtain or fulfill a contract as of January 2, 2021 and December 28, 2019.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards (“breakage”) under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $3.2 million as of January 2, 2021 and $2.0 million as of December 28, 2019. Breakage amounts were $0.2 million for the fiscal year ended January 2, 2021, and less than $0.1 million for each of the fiscal years ended December 28, 2019 and December 29, 2018.

Disaggregated Revenues — The following table presents sales revenue by type of product for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 (amounts in thousands):

	January 2, 2021	December 28, 2019	December 29, 2018
Perishable (1)	$1,054,506	$868,109	$768,373
Non-perishable (2)	2,080,134	1,691,508	1,519,287
Total sales (3)	$3,134,640	$2,559,617	$2,287,660
_______________________
(1)Perishable departments include dairy and deli; produce and floral; and fresh meat and seafood.
(2)Non-perishable departments include grocery; general merchandise; health and beauty care; frozen foods; and beer and wine.
(3)The fiscal year ended January 2, 2021 contained 53 weeks while each of the fiscal years ended December 28, 2019 and December 29, 2018 contained 52 weeks.
Cost of Sales — Cost of sales includes, among other things, merchandise costs, inventory markdowns, shrink and transportation, distribution and warehousing costs, including depreciation.
Marketing and Advertising Expenses — Costs for store promotions, newspaper, television, radio and other media advertising are expensed at the time the promotion or advertising takes place. Advertising costs are included in SG&A in the accompanying consolidated statements of operations and comprehensive income and amounted to approximately $25.9 million, $26.2 million and $21.2 million, respectively, in the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018.
Share-based Awards — We estimate the fair value of time-based stock option awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of certain input assumptions. Because we completed our IPO during fiscal 2019, we have limited historical exercise data from which to derive such input assumptions, including an option's expected term and the price volatility of the underlying stock. Consequently, we determine the expected term using an accepted, simplified formula which derives an expected term by taking the sum of the contractual term and adding the length of the vesting period and dividing by two. We estimate stock price volatility for our common stock by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in our industry which are of similar size, complexity and stage of development. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant.
We estimate the fair value of performance-based stock option awards subject to both a market condition and a performance condition on the date of grant using a Monte Carlo simulation approach implemented in a risk-neutral framework.
We estimate the fair value of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") based upon the closing price of our common stock as reported on the Nasdaq Global Select Market on the date of grant.
We recognize compensation expense for share-based payment awards with only a service condition on a straight-line basis over the requisite service period, which is generally the award’s vesting period. Vesting of these awards would be accelerated for certain employees in the event of a change in control. Compensation expense for share-based payment awards subject to vesting based upon the achievement of a performance condition is recognized on a graded-vesting basis at the time the achievement of the performance condition becomes probable.
We recognize share-based award forfeitures as they occur rather than estimating by applying a forfeiture rate.
While we recognize share-based compensation expense over the performance period and/or requisite service period based on the fair market value of the award as of the grant date, we will not know the actual amount of tax benefit an award will generate until such award is exercised (or vested for RSUs or PSUs)). Until such award is exercised (or vested for RSUs or PSUs) we assume that the amount ultimately recognized for tax purposes is the same amount we are currently recognizing in our operating results, that is for “book” purposes. Consequently, our deferred tax asset related to share-based compensation expense, which totaled $8.9 million as of January 2, 2021, is based on each qualifying award’s grant date fair value rather than the award’s to-be-determined exercise date intrinsic value (or vesting date fair value). For awards exercised (or vested for RSUs) during our fiscal year ended January 2, 2021, the difference between the grant date fair value and the exercise or vest date intrinsic value totaled $165.8 million. If the share price for our common stock were to depreciate for a sustained period of time, we could be required to recognize a tax benefit shortfall. Such shortfalls could have a material effect on our cash flows and financial results. See NOTE 7—Share-based Awards and NOTE 9—Income Taxes, for additional information.

Income Taxes — Income taxes are accounted for using an asset and liability approach that requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events are considered, other than changes in the tax law. A valuation allowance is established, when necessary, to reduce net deferred income tax assets to the amount expected to be realized. We have not recorded any valuation allowances against our deferred income tax balances for the fiscal years ended January 2, 2021 and December 28, 2019. Significant items comprising our future tax benefits and liabilities (deferred tax assets and liabilities) include net operating losses, depreciation and amortization, goodwill, intangible assets, lease liability obligations and right-of-use assets.
We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We record uncertain tax positions in accordance with ASC Topic 740, Income Taxes, on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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
We had 375, 342 and 308 stores operated by IOs as of January 2, 2021, December 28, 2019 and December 29, 2018, respectively. We have agreements in place with each IO. The IO orders its merchandise exclusively from us, which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO may select a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO’s knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. IOs are required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days’ notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Sales related to IO stores were $3.1 billion, $2.5 billion, and $2.2 billion for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. We, in turn, pay IOs a commission based on a share of the gross profit of the store. Inventories and related sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions were expensed and included in SG&A. IO commissions were $469.3 million, $382.8 million, and $340.0 million for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. IO commissions of $6.0 million and $6.1 million were included in accrued expenses as of both January 2, 2021 and December 28, 2019, respectively.
IOs may fund their initial store investment from existing capital, a third-party loan or most commonly through a loan from us, as further discussed in NOTE 2—Independent Operator Notes and Receivables. As collateral for IO obligations and performance, the Operator Agreements grant us the security interests in the assets owned by the IOs related to the respective store. Since the total investment at risk associated with each IO is not sufficient to permit each IO to finance its activities without additional subordinated financial support, the IOs are VIEs which we have variable interests in. To determine if we are the primary beneficiary of these VIEs, we evaluate whether we have (i) the power to direct the activities that most significantly impact the IO's economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the IO that could potentially be significant to the IO. Our evaluation includes identification of significant activities and an assessment of its ability to direct those activities.
Activities that most significantly impact the IO's economic performance relate to sales and labor. Sales activities that significantly impact the IO's economic performance include determining what merchandise the IO will order and sell and the price of such merchandise, both of which the IO controls. The IO is also responsible for all of their own labor. Labor activities that significantly impact the IO's economic performance include hiring, training, supervising, directing, compensating (including wages, salaries and employee benefits) and terminating all of the employees of the IO, activities which the IO controls. Accordingly, the IO has the power to direct the activities that most significantly impact the IO's economic performance. Furthermore, the mutual termination rights associated with the Operator Agreements vitiate our control over the IO.
Our maximum exposure to the IOs is generally limited to the gross operator notes and receivables due from these entities, which was $41.0 million and $37.7 million as of January 2, 2021 and December 28, 2019, respectively. See NOTE 2—Independent Notes and Operator Receivables, for additional information.
Net Income Per Share — Basic net income per share is calculated using net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the dilutive effects of stock options and RSUs outstanding during the period, to the extent such securities would not be anti-dilutive, and is determined using the treasury stock method.
Recently Adopted Accounting Standards
ASU No. 2016-13 — In June 2016, Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13, which was further updated and clarified by the FASB through issuance of additional related ASUs, amends the guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime based on relevant information about past events, current conditions, and reasonable and supportable forecasts impacting the financial asset's ultimate collectability. This “expected loss” model will likely result in earlier recognition of credit losses than the previous “as incurred” model, under which losses were recognized only upon an occurrence of an event that gave rise to the incurrence of a probable loss. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be adopted on a modified retrospective basis. We adopted ASU 2016-13 on December 29, 2019. The adoption of ASU 2016-13 resulted in a $0.4 million cumulative-effect increase to the opening balance of retained earnings. The adoption of the new standard did not have a material impact on our consolidated statements of operations and comprehensive income or consolidated statements of cash flows. See NOTE 2—Independent Notes and Operator Receivables for additional information.
ASU No. 2018-15 — In August 2018, FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2019. We adopted ASU 2018-15 on December 29, 2019. The adoption of ASU 2018-15 did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
ASU No. 2019-12 —In December 2019, FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies accounting guidance for certain tax matters including franchise taxes, certain transactions that result in a step-up in tax basis of goodwill, and enacted changes in tax laws in interim periods. In addition, it eliminates a company’s need to evaluate certain exceptions relating to the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We will adopt ASU 2019-12 beginning in the first quarter of fiscal 2021. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements.
NOTE 2—Independent Operator Notes and Receivables
The amounts included in independent operator notes and accounts receivable consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. Independent operator notes are payable on demand and typically bear interest at rates between 3.00% and 9.95%. Accrued interest receivable on independent operator notes is included within the “independent operator receivables and current portion of independent operator notes, net of allowance” line item on the condensed consolidated balance sheets and was $0.4 million and $0.5 million as of January 2, 2021 and December 28, 2019, respectively. There were no independent operator notes that were past due or on a non-accrual status due to delinquency as of January 2, 2021 or December 28, 2019. Notes and receivables of our IOs participating in our TCAP, as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
IO notes and receivables are financial assets which are measured and carried at amortized cost. An allowance for expected credit losses is deducted from (for expected losses) or added to (for expected recoveries) the amortized cost basis of these assets to arrive at the net carrying amount expected to be collected for such assets.
The allowance is estimated using an expected loss framework, which includes information about past events, current conditions, and reasonable and supportable forecasts that impact the collectibility of the reported amounts of the assets over their lifetime. The allowance is evaluated on a collective basis for assets with shared risk characteristics and credit quality indicators. The primary shared risk characteristic and credit quality indicator pools that we use as a basis for collective evaluation include:
•TCAP — Includes the notes and receivables of IOs with stores that have been open for more than 18 months that are participating in our Temporary Commission Adjustment Program (“TCAP”) as of the end of each reporting period. TCAP allows us to provide a greater commission to participating IOs who require assistance in meeting their working capital needs for various reasons, such as new or increased competition or differences in IO skills and experience.
•Non-TCAP — Includes the notes and receivables of IOs with stores that have been open for more than 18 months that are not participating in TCAP as of the end of each reporting period.
•New store — Includes the notes and receivables of IOs with stores that have been open for less than 18 months as of the end of each reporting period.
Assets without such shared risk characteristics or credit quality indicators, such as assets with unique circumstances or with delinquencies and historical losses in excess of their TCAP, non-TCAP or new store peers are evaluated on an individual basis.
Amounts due from IOs and the related allowances as of January 2, 2021 and December 28, 2019 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
January 2, 2021
Independent operator notes	$37,238	$(514)	$(7,124)	$29,600	$2,160	$27,440
Independent operator receivables	3,754	(471)	—	3,283	3,283	—
Total	$40,992	$(985)	$(7,124)	$32,883	$5,443	$27,440

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
December 28, 2019
Independent operator notes	$31,952	$(678)	$(9,088)	$22,186	$1,855	$20,331
Independent operator receivables	5,753	(605)	—	5,148	5,148	—
Total	$37,705	$(1,283)	$(9,088)	$27,334	$7,003	$20,331

A summary of IO notes and receivables allowance activity is as follows (amounts in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Balance at beginning of year	$10,371	$9,067	$9,031
Provision for independent operator notes and receivables	(473)	2,741	1,029
Cumulative effect of accounting change	(439)	—	—
Write-off of provision for independent operator notes and receivables	(1,350)	(1,437)	(993)
Balance at end of year	$8,109	$10,371	$9,067

The following table presents the amortized cost basis of IO notes by year of origination and credit quality indicator as of January 2, 2021 (amounts in thousands):

Credit Quality Indicator	2020	2019	2018	2017	2016	Prior	Total
TCAP	$1,375	$2,321	$1,333	$186	$194	$—	$5,409
Non-TCAP	3,856	5,693	5,603	2,382	961	270	18,765
New store	8,628	4,436	—	—	—	—	13,064
Total	$13,859	$12,450	$6,936	$2,568	$1,155	$270	$37,238

NOTE 3—Property and Equipment
Property and equipment as of January 2, 2021 and December 28, 2019 consisted of the following (amounts in thousands):

	Property and Equipment, At Cost	Accumulated Depreciation and Amortization	Property and Equipment, Net
January 2, 2021
Leasehold improvements	$275,586	$(70,999)	$204,587
Fixtures and equipment	330,338	(134,820)	195,518
Other	376	(282)	94
Construction in progress	33,453	—	33,453
Totals	$639,753	$(206,101)	$433,652
December 28, 2019
Leasehold improvements	$225,496	$(53,733)	$171,763
Fixtures and equipment	274,523	(105,886)	168,637
Other	383	(269)	114
Construction in progress	16,100	—	16,100
Totals	$516,502	$(159,888)	$356,614
Construction in progress is primarily composed of leasehold improvements and fixtures and equipment related to new or remodeled stores where construction had not been completed at year-end.
Long-lived assets were evaluated for potential impairment by measuring their fair value on a nonrecurring basis. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs, and real estate taxes) and discounting them using a risk-adjusted rate. We estimate future cash flows based on our experience and knowledge of the market in which each store is located. There were no adjustments to the carrying value of long-lived assets due to impairment charges during fiscal 2020. We recorded impairment charges of $0.5 million and $0.6 million during fiscal 2019 and 2018, respectively.

Depreciation expense on property and equipment for fiscal 2020, 2019 and 2018 was as follows (amounts in thousands):

	Fiscal Year Ended
Consolidated Statements of Operations and Comprehensive Income Location	January 2, 2021	December 28, 2019	December 29, 2018
Cost of sales	$1,299	$1,210	$1,265
Operating expenses	49,450	41,696	35,787
Total depreciation expense on property and equipment	$50,749	$42,906	$37,052

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
Leases for 15 of our store locations and one warehouse location are controlled by related parties as of both January 2, 2021 and December 28, 2019. See NOTE 10—Related Party Transactions, for additional information. As of January 2, 2021, the right-of-use assets and lease liabilities related to these properties was $39.8 million and $44.3 million, respectively. As of December 28, 2019, the right-of-use assets and lease liabilities related to these properties was $42.5 million and $46.7 million, respectively.
As of January 2, 2021, we had executed leases for 37 store locations that we had not yet taken possession of with total undiscounted future lease payments of $200.4 million with lease terms through 2039.
Based upon our initial investment in store leasehold improvements, we utilize an initial, reasonably-certain lease life of 15 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 15 years or more. Our lease terms only include options to extend the lease when we are reasonably certain that we will exercise such options. Our leases do not include any material residual value guarantees or material restrictive covenants. We also have non-cancelable subleases with unrelated third parties with future minimum rental receipts as of January 2, 2021 totaling $6.4 million ending in various years through 2036, which have not been deducted from the future minimum lease payments.
The balance sheet classification of our right-of-use lease assets and lease liabilities was as follows (amounts in thousands):

Leases	Classification	January 2, 2021	December 28, 2019
Assets:
Operating lease assets	Operating right-of-use assets	$835,397	$734,327
Finance lease assets	Other assets	5,973	5,904
Total lease assets		$841,370	$740,231
Liabilities:
Current
Operating	Current lease liabilities	$47,730	$37,923
Finance	Current lease liabilities	945	322
Noncurrent
Operating	Long-term lease liabilities	876,329	762,105
Finance	Long-term lease liabilities	5,109	5,651
Total lease liabilities		$930,113	$806,001

The components of lease expense were as follows (amounts in thousands):

		Fiscal Year Ended
Lease Cost	Classification (1)	January 2, 2021	December 28, 2019
Operating lease cost	Selling, general and administrative expenses	$112,096	$99,237
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	964	817
Interest on leased liabilities	Interest expense, net	376	263
Variable lease cost	Selling, general and administrative expenses	700	668
Sublease income	Selling, general and administrative expenses	(972)	(1,248)
Net lease cost		$113,164	$99,737
_______________________
(1)Certain supply chain related lease costs herein are included in cost of sales.
Short-term lease expense payments recorded in operating expenses were immaterial for the fiscal years ended January 2, 2021 and December 28, 2019.
Maturities of lease liabilities as of January 2, 2021 were as follows (amounts in thousands):

	Operating Leases	Finance Leases	Total
Fiscal 2021	$112,249	$1,279	$113,528
Fiscal 2022	113,556	1,226	114,782
Fiscal 2023	113,351	1,124	114,475
Fiscal 2024	112,763	1,058	113,821
Fiscal 2025	111,191	827	112,018
Thereafter	818,237	1,862	820,099
Total lease payments	1,381,347	7,376	$1,388,723
Less: Imputed interest	(457,288)	(1,322)
Present value of lease liabilities	$924,059	$6,054
The weighted-average lease terms and discount rates of operating and finance leases were as follows:

	January 2, 2021	December 28, 2019
Weighted-average remaining lease term:
Operating leases	12.0 years	12.3 years
Finance leases	6.7 years	7.6 years
Weighted-average discount rate:
Operating leases	6.91%	7.41%
Finance leases	6.08%	6.35%
Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$101,245	$88,362
Leased assets obtained in exchange for new lease liabilities — adoption	$—	$664,882
Leased assets obtained in exchange for new operating lease liabilities	$166,018	$155,986
ASC 840 Disclosure
Rental expense for all operating leases for the fiscal year ended December 29, 2018 totaled $86.0 million.

NOTE 5—Goodwill and Intangible Assets
Information regarding our goodwill and intangible assets as of January 2, 2021 was as follows (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$58,400	$(24,218)	$34,182
Computer software	24,868	(18,368)	6,500
Total finite-lived intangible assets	83,268	(42,586)	40,682
Liquor licenses	7,544	—	7,544
Total intangible assets	90,812	(42,586)	48,226
Goodwill	747,943	—	747,943
Total goodwill and intangible assets	$838,755	$(42,586)	$796,169

Information regarding our goodwill and intangible assets as of December 28, 2019 was as follows (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$58,400	$(20,324)	$38,076
Customer lists	160	(160)	—
Computer software	20,418	(17,062)	3,356
Total finite-lived intangible assets	78,978	(37,546)	41,432
Liquor licenses	6,360	—	6,360
Total intangible assets	85,338	(37,546)	47,792
Goodwill	747,943	—	747,943
Total goodwill and intangible assets	$833,281	$(37,546)	$795,735
Amortization expense for finite-lived intangible assets was $6.5 million, $6.7 million, and $10.0 million for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. Liquor license assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets during the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively.
The estimated future amortization expense related to finite-lived intangible assets as of January 2, 2021 is as follows (amounts in thousands):

Fiscal 2021	$6,976
Fiscal 2022	5,517
Fiscal 2023	4,735
Fiscal 2024	4,003
Fiscal 2025	4,002
Thereafter	15,449
Total	$40,682

NOTE 6—Long-Term Debt
Long-term debt consisted of the following (amounts in thousands):

	January 2, 2021	December 28, 2019
First Lien Credit Agreement:
Term loan	$460,000	$460,188
Notes payable	—	246
Long-term debt, gross	460,000	460,434
Less: Unamortized debt discounts and debt issuance costs	(10,767)	(12,445)
Long-term debt, less unamortized debt discounts and debt issuance costs	449,233	447,989
Less: Current portion	—	(246)
Long-term debt, net	$449,233	$447,743

First Lien Credit Agreement
On October 22, 2018, GOBP Holdings, our wholly owned subsidiary, together with another of our wholly owned subsidiaries, entered into a first lien credit agreement (the “First Lien Credit Agreement”) with a syndicate of lenders for a $725.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with a sub-commitment for a $35.0 million letter of credit and a sub-commitment for $20.0 million of swingline loans. Borrowings under the First Lien Credit Agreement are secured by substantially all the assets of the borrower subsidiary and its guarantors. The term loan proceeds were primarily used for retiring our prior first lien credit agreement and paying cash dividends related to our 2018 recapitalization. As of January 2, 2021, we had standby letters of credit outstanding totaling $3.5 million under the First Lien Credit Agreement.
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
First Incremental Agreement — On July 23, 2019, GOBP Holdings together with another of our wholly owned subsidiaries entered into an incremental agreement (the “First Incremental Agreement”) to amend the First Lien Credit Agreement. The First Incremental Agreement refinanced the term loan outstanding under the First Lien Credit Agreement with a replacement $475.2 million senior secured term loan (the “First Replacement Term Loan”) with an applicable margin of 3.50% or 3.25% for Eurodollar loans and 2.50% or 2.25% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings. The First Replacement Term Loan was to mature on October 22, 2025, which was the same maturity date as the prior term loan under the First Lien Credit Agreement. We wrote off debt issuance costs of $0.3 million and incurred debt modification costs of $0.2 million during the third quarter of fiscal 2019 in connection with this refinance. On October 23, 2019, we prepaid $15.0 million of principal on the First Replacement Term Loan.
Second Incremental Agreement — On January 24, 2020, GOBP Holdings together with another of our wholly owned subsidiaries entered into a second incremental agreement (the “Second Incremental Agreement”) which amended the First Incremental Agreement. The Second Incremental Agreement refinanced the First Replacement Term loan under the First Incremental Agreement with a replacement $460.0 million senior secured term loan (the “Second Replacement Term Loan”) with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings, and made certain other corresponding technical changes and updates to the First Incremental Agreement. The interest rate on the First Replacement Term Loan was 2.90% as of January 2, 2021. The Second Replacement Term Loan matures on October 22, 2025, which is the same maturity date as prior term loans under the First Lien Credit Agreement and First Incremental Agreement. We wrote off debt issuance costs of $0.1 million and incurred debt modification costs of $0.1 million during the first quarter of fiscal 2020 in connection with this refinance.

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
Revolving Credit Facility
We are required to pay a quarterly commitment fee ranging from 0.25% to 0.50% on the daily unused amount of the commitment under the revolving credit facility based upon the leverage ratio defined in the agreement and certain criteria specified in the agreement. We are also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility. The interest rate for the revolving credit facility is determined based on a formula using certain market rates. No amounts were outstanding under the revolving credit facility as of January 2, 2021 and December 28, 2019.
On March 19, 2020, we borrowed $90.0 million under the revolving credit facility of our First Lien Credit Agreement (the "Revolving Credit Facility Loan"), the proceeds of which were to be used as reserve funding for working capital needs as a precautionary measure in light of the economic uncertainty surrounding the COVID-19 pandemic. On May 26, 2020, we repaid the Revolving Credit Facility Loan in full. As of January 2, 2021, we had $96.5 million of borrowing capacity available under the revolving credit facility.
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
Debt Covenants
The First Lien Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The First Lien Credit Agreement has the ability to restrict us from entering into certain types of transactions and making certain types of payments including dividends and stock repurchase and other similar distributions, with certain exceptions. Additionally, the revolving credit facility under our First Lien Credit Agreement is subject to a first lien secured leverage ratio of 7.00 to 1.00, tested quarterly if, and only if, the aggregate principal amount from the revolving facility, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the closing date) and swingline loans outstanding and/or issued, as applicable, exceeds 35% of the total amount of the revolving credit facility commitments (as defined in the First Lien Credit Agreement).
As of January 2, 2021, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of January 2, 2021 are as follows (amounts in thousands):

Fiscal 2021	$—
Fiscal 2022	—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	460,000
Thereafter	—
Total	$460,000

Interest Expense
Interest expense, net, consisted of the following (amounts in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Interest on loans	$19,113	$45,259	$52,569
Amortization of debt issuance costs	2,289	2,367	4,024
Interest on finance leases	376	263	117
Other	32	51	2
Interest income	(1,767)	(2,013)	(1,350)
Interest expense, net	$20,043	$45,927	$55,362
Debt Extinguishment and Modification Costs
Debt extinguishment and modification costs consisted of the following (amounts in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Write off of debt issuance costs	$74	$4,110	$3,459
Debt modification costs	124	150	1,794
Write off of loan discounts	—	1,374	—
Debt extinguishment and modification costs	$198	$5,634	$5,253

NOTE 7—Share-based Awards
Share-based Incentive Plans
The Globe Holding Corp. 2014 Stock Incentive Plan (the “2014 Plan”) became effective on October 21, 2014. Under the 2014 Plan, we granted stock options and RSUs to purchase shares of our common stock. Effective as of June 19, 2019, we terminated the 2014 Plan and as a result no further equity awards may be issued under the 2014 Plan. Any outstanding awards granted under the 2014 Plan will remain subject to the terms of the 2014 Plan and the applicable equity award agreements.
On June 4, 2019, our board of directors and stockholders approved the Grocery Outlet Holding Corp. 2019 Incentive Plan (the “2019 Plan”). A total of 4,597,862 shares of common stock were reserved for issuance under the 2019 Plan at that time. In addition, on the first day of each fiscal year beginning in fiscal 2020 and ending in fiscal 2029, the 2019 Plan provides for an annual automatic increase of the shares reserved for issuance in an amount equal to the positive difference between (i) 4% of the outstanding common stock on the last day of the immediately preceding fiscal year and (ii) the plan share reserve on the last day of the immediately preceding fiscal year, or a lesser number as determined by our board of directors. As of January 2, 2021, there were a total of 5,057,940 shares of common stock reserved for issuance under the 2019 Plan, which includes 460,078 shares added effective December 29, 2019 per the above noted annual automatic increase. As of January 2, 2021, there were 3,076,015 remaining shares available for issuance of the new equity awards under the 2019 Plan.
On April 28, 2020, the Compensation Committee approved a long-term incentive program (the “LTIP”) under the 2019 Plan consisting of time-based RSUs and PSUs. RSUs granted under the LTIP generally vest over 3 years. Half of the total PSUs granted under the LTIP will vest upon the achievement of certain revenue-based performance targets (“Tranche I PSUs”) and half will vest upon the achievement of certain adjusted EBITDA-based performance targets (“Tranche II PSUs”) as determined by the Compensation Committee following the last day of the three-year performance period from December 29, 2019 to December 31, 2022. The number of PSUs ultimately earned will equal the number of Tranche I and Tranche II PSUs granted multiplied by the applicable percentage of actual revenue and adjusted-EBITDA performance target levels achieved, and can range from 0% to 200% of the number of PSUs granted based on the following performance levels and percentages: below minimum (0%); minimum (50%); target (100%); maximum (200%); above maximum (200%). Actual performance achievement percentages that fall between the minimum and target performance levels and the target and maximum performance levels will be determined using linear interpolation.

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
•Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect on a stock option award's grant date for U.S Treasury securities with maturities that approximate the expected term of the stock option award.
•Dividend yield — Dividend yield is assumed to be zero as we have not paid and do not expect to pay cash dividends on our common shares issued subsequent to our IPO.
The respective valuation methods resulted in weighted-average grant date fair values for time-based stock options, performance-based stock options, RSUs, and PSUs granted during fiscal 2020, 2019 and 2018 as follows:

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Time-based stock options	N/A	$7.61	$2.96
Performance-based stock options	N/A	$5.78	$4.65
RSUs	$37.07	$27.13	$10.36
PSUs	$36.90	N/A	N/A
We did not award any time-based or performance-based stock options during fiscal 2020. The grant date fair value of time-based stock options awarded during fiscal 2019 and 2018 was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018
Exercise price	$21.66	$11.98
Volatility	30.2%	35.0%
Risk-free interest rate	1.9%	2.6%
Dividend yield	—%	—%
Expected term (in years)	6.83	2.80

Grant Activity
The following table summarizes stock option activity under all equity incentive plans during fiscal 2020, 2019 and 2018:

	Time-Based Options		Performance-Based Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 30, 2017	5,528,836	$7.27	5,525,860	$6.11
Granted	334,535	11.98	334,536	11.98
Exercised	(2,946)	8.47	—	—
Forfeitures	(62,050)	8.10	(65,066)	6.81
Options outstanding at December 29, 2018 (1)	5,798,375	$7.53	5,795,330	$4.40
Granted	1,363,822	21.66	99,788	17.29
Exercised	(817,051)	7.21	—	—
Forfeitures	(101,479)	12.72	(117,997)	7.15
Options outstanding at December 28, 2019	6,243,667	$10.57	5,777,121	$4.57
Granted	—	—	—	—
Exercised	(2,326,219)	7.29	(3,438,470)	4.55
Forfeitures	(52,676)	20.63	(13,071)	16.47
Options outstanding at January 2, 2021	3,864,772	$12.42	2,325,580	$4.54
Options vested and exercisable at January 2, 2021	2,309,467	$7.45	2,325,580	$4.54
_______________________
(1)The decrease in weighted-average exercise price for outstanding performance-based options at December 29, 2018 was due to a dividend declared on October 22, 2018 pursuant to which all performance-based options outstanding at that date received a $2.10 downward adjustment to the exercise price.
The total intrinsic value of time-based stock options exercised was $68.7 million and $20.8 million for fiscal 2020 and 2019, respectively, and less than $0.1 million for fiscal 2018. Intrinsic value represents the difference between the current fair value of the underlying stock and the exercise price of the stock option.

The following table summarizes RSU activity under all equity incentive plans during fiscal 2020, 2019 and 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at December 30, 2017	100,804	$7.51
Granted	34,200	10.36
Vested	(54,184)	7.39
Forfeitures	—	—
Unvested balance at December 29, 2018	80,820	$8.80
Granted	195,135	27.13
Vested	(76,841)	18.06
Forfeitures	(8,242)	30.03
Unvested balance at December 28, 2019	190,872	$22.89
Granted	277,496	37.07
Vested	(115,030)	19.74
Forfeitures	(11,496)	31.78
Unvested balance at January 2, 2021	341,842	$35.16
The following table summarizes PSU activity under the 2019 Plan during fiscal 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at December 28, 2019	—	$—
Granted (1)	272,640	36.90
Adjustment for expected performance achievement (2)	135,821	36.90
Vested	—	—
Forfeitures	(999)	36.88
Unvested balance at January 2, 2021	407,462	$36.90
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the adjustment to previously granted PSUs based on current performance expectations. An additional 135,820 PSUs could potentially be included if the maximum performance level is reached.
Share-Based Compensation Expense
We recognize compensation expense for stock options, RSUs, and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense qualifying for capitalization was insignificant for each of the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018. Accordingly, no share-based compensation expense was capitalized during these years.

Time-Based Stock Options
We did not record compensation expense for time-based stock option grants prior to the closing of our IPO in June of fiscal 2019 because such time-based options were subject to a post-termination repurchase right by us until certain contingent events such as involuntary termination, a change in control, or an initial public offering occurred, and such contingent events were not deemed probable during fiscal 2018 or any other fiscal period prior to our IPO. As a result of this repurchase right feature, other than in limited circumstances, stock issued upon the exercise of these options could be repurchased at our discretion at the lower of fair value or the applicable exercise price. The repurchase right feature lapsed upon the closing of our IPO on June 24, 2019 (the "IPO closing date). Subsequent to the IPO closing date, we recognized share-based compensation expense for prior service completed as of the IPO closing date and began recognizing the remaining unamortized share-based compensation expense related to these outstanding time-based stock options over the remaining service period.
During the fiscal years ended January 2, 2021 and December 28, 2019, we recognized $3.0 million and $25.7 million, respectively, of share-based compensation expense for time-based stock options. Unamortized compensation cost related to unvested time-based options was $6.7 million as of January 2, 2021, $5.9 million of which related to time-based stock options granted at the time of our IPO. The $6.7 million of unamortized compensation cost is expected to be amortized over a weighted average period of approximately 2.50 years.
Performance-Based Stock Options
We did not record compensation expense for performance-based stock options during the fiscal years ended December 28, 2019 and December 29, 2018 because the performance criteria of such awards had not been achieved and the ultimate vesting of the awards was not considered probable as of such dates. On February 3, 2020 and April 27, 2020, certain selling stockholders completed secondary public offerings of shares of our common stock. In conjunction with these secondary offerings, certain performance criteria were achieved resulting in the vesting of 4.1 million and 1.7 million performance-based stock options, respectively, and the recognition of $18.5 million and $7.6 million, respectively, of share-based compensation expense associated with the vesting of these performance-based stock options. As of January 2, 2021, all outstanding performance-based stock options are fully vested and fully expensed.
Time-Based RSUs
Shares-based compensation expense for RSUs held by employees and non-employee directors was $4.9 million, $2.1 million, and $0.4 million for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. Unamortized compensation expense for RSUs was $8.4 million as of January 2, 2021, which is expected to be amortized over a weighted average period of approximately 2.26 years.
Performance-Based RSUs
During the fiscal year ended January 2, 2021 we recognized $3.7 million of share-based compensation expense for PSUs, which represents the expense associated with the expected level of performance achievement as of January 2, 2021. There were no such amounts recognized in the comparable prior year periods as PSUs only began being granted during fiscal 2020. Unamortized compensation cost related to the expected level of achievement of unvested PSUs was $11.4 million as of January 2, 2021, which is expected to be amortized over a weighted average period of approximately 2.00 years.
Dividends
For time-based stock options and RSUs that were outstanding on the dividend dates of June 23, 2016 and October 22, 2018 and that are expected to vest in fiscal year 2021 and beyond, we intend to make dividend payments as these time-based stock options and RSUs vest. Pursuant to the 2014 Plan, if we are unable to make those payments, we may instead elect to reduce the per share exercise price of each such time-based stock option by an amount equal to the dividend amount in lieu of making the applicable dividend payment. As such, our dividends are not considered declared and payable and are not accrued as a liability in our consolidated balance sheet as of January 2, 2021.
We paid $0.4 million and $3.6 million of dividends during the fiscal year ended January 2, 2021 and December 28, 2019, respectively, which were included in share-based compensation expense. Share-based compensation expense of $10.4 million for the fiscal year ended December 29, 2018 includes $8.7 million in payments related to the June 23, 2016 dividend for outstanding stock options that vested during fiscal 2018. The remaining share-based compensation expense in fiscal 2018 related to RSUs. Unamortized compensation cost related to future dividend payments on unvested time-based stock options and RSU share-based awards was approximately $0.4 million as of January 2, 2021.

NOTE 8—Retirement Plans
We make payments into the UFCW—Northern California Employers Joint Pension Trust Fund (the “Pension Fund”) and the UFCW—Benefits Trust Fund (“Benefits Fund”), multiemployer pension and welfare trusts, established for the benefit of union employees at two company operated stores under the terms of a collective bargaining agreement. We currently operate under a collective bargaining agreement that expires on September 6, 2022. Payments into the Pension Fund were $0.6 million, $0.4 million, and $0.4 million for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. Payments into the Benefits Fund were $1.4 million, $1.2 million, and $1.1 million for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. Such contributions represent less than 5% of the total contributions to the Fund. We paid no surcharges to the Fund. In addition, minimum contributions outside of the agreed upon contractual rates are not required.
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
The following information represents our participation in the plan for the annual period ended December 31, 2019, the latest available information from the Fund. All such information is based on information we received from the plan.
The Fund’s Employer Identification Number and Plan Number is 946313554-001. Under the provisions of the Pension Protection Act (PPA) zone status, the Fund was in critical status during the plan year. Among other factors, generally, plans in critical status are less than 65 percent funded. In an effort to improve the Plan’s funding situation, the trustees adopted a rehabilitation plan on July 8, 2010. The rehabilitation plan changes the benefits for participants who retire and commence a pension on or after January 1, 2012, and changes future benefit accruals earned on or after January 1, 2012. Except in limited circumstances, the pensions of participants and beneficiaries whose pension effective date is before January 1, 2012, are not affected.
For our nonunion employees, we offer the following plans:
a.A defined contribution retirement plan for warehouse employees, which requires an annual contribution of 15% of eligible salaries. This defined contribution retirement plan is available to nonunion employees who meet certain service criteria.
b.A noncontributory profit-sharing plan for administrative personnel under which the board of directors may authorize an annual contribution of up to 15% of eligible salaries. This profit-sharing plan is available to nonunion employees who meet certain service criteria.
We expensed $6.1 million, $4.4 million and $3.6 million for contributions to the two plans described above in (a) and (b) for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively.
c.A 401(k) retirement plan for warehouse employees, which is available to those employees who meet certain service criteria
d.A 401(k) retirement plan for administrative personnel, which is available to those employees who meet certain service criteria.
e.We are not obligated to match any employee contributions for the 401(k) retirement plans. However, for certain employees who meet certain service criteria, we have a 401(k) retirement plan under which we will match employee contributions at a rate of 35% of each participating employee’s contributions, not to exceed 6% of wages. We expensed an insignificant amount for contributions to this plan for each of the fiscal years ending January 2, 2021, December 28, 2019, and December 29, 2018, respectively.

NOTE 9—Income Taxes
Impact of U.S. Tax Reform
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act made broad changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) eliminating the corporate alternative minimum tax (AMT); (iii) a new limitation on deductible business interest expense; (iv) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (v) expanding bonus depreciation to allow full expensing of qualified property.
For the fiscal year ended December 30, 2017, we recognized a provisional tax benefit of $5.4 million due to the enactment of the Tax Act in our consolidated financial statements which was associated with the re-measurement of our deferred tax assets and liabilities. During the fiscal year ended December 29, 2018, we finalized our accounting for the impacts of the Tax Act and recorded an immaterial measurement period adjustment associated with the re-measurement of our deferred tax assets and liabilities.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted. We have analyzed the provision, which provides for, (i) changes in the deductibility of business interest; (ii) acceleration of alternative minimum tax credit refunds; and (iii) a technical correction to allow accelerated deductions for qualified leasehold improvements. The technical correction allows us to accelerate deductions for qualified assets placed in service in the current and prior years, however, the CARES Act is not otherwise expected to have a material impact on our income tax provision for fiscal 2020.
Components of income tax expense (benefit)
Income before income taxes consisted entirely of income from domestic operations of $87.1 million, $16.8 million, and $21.9 million for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively.
The components of income tax expense (benefit) consisted of the following (amounts in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Current:
Federal	$(285)	$52	$(200)
State	284	439	353
Total current	(1)	491	153
Deferred:
Federal	(14,682)	247	4,523
State	(4,896)	625	1,308
Total deferred	(19,578)	872	5,831
Income tax expense (benefit)	$(19,579)	$1,363	$5,984
Statutory rate reconciliation
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Taxes at federal statutory rates	21.0%	21.0%	21.0%
State income taxes net of federal benefit	(4.2)%	5.2%	6.0%
Excess federal tax benefits from exercise and vest of share-based awards	(40.3)%	(21.4)%	—%
Other	1.0%	3.3%	0.4%
Effective income tax rate	(22.5)%	8.1%	27.4%

Deferred income taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred tax assets and liabilities were as follows (amounts in thousands):

	January 2, 2021	December 28, 2019
Deferred tax assets:
Accrued compensation	$6,362	$3,411
Share-based compensation expense	8,891	6,323
Inventory	4,594	4,216
Transaction costs	1,152	1,334
Lease liability obligation	258,093	221,747
Net operating loss and other carryforwards	58,596	24,936
Reserves and allowances	3,092	3,974
Interest expense carryforward	—	1,103
Other	4,194	1,176
Total deferred tax assets	344,974	268,220
Deferred tax liabilities:
Prepaid expenses	(1,096)	(1,042)
Depreciation and amortization	(64,814)	(43,213)
Intangible assets	(7,802)	(8,417)
Right-of-use assets	(234,022)	(203,065)
Goodwill	(32,691)	(27,230)
Debt transaction costs	(1,020)	(1,273)
Total deferred tax liabilities	(341,445)	(284,240)
Net deferred tax assets (liabilities)	$3,529	$(16,020)
We have net operating loss carryforwards of $238.5 million for federal income tax purposes, of which $103.9 million expires beginning in 2032 and $134.6 million carries forward indefinitely. There are also net operating loss carryforwards of $80.0 million for state income tax purposes, which begin to expire in 2031. Certain tax attributes, which begin to expire in 2031, are subject to an annual limitation as a result of our acquisition of GOBP Holdings, our wholly owned subsidiary, which constitutes a change in ownership as defined under Internal Revenue Code Section 382. Based on our analysis, our projected net operating losses to be utilized in future years will not be affected by this annual limitation.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective positive evidence was the cumulative income incurred over the three-year period ended January 2, 2021. Based on our current assessment, we anticipate it is more likely than not that we will generate sufficient taxable income to realize all of our material deferred tax assets. As such we did not record a valuation allowance against these material deferred tax assets as of January 2, 2021.
Our policy is to include interest and penalties associated with uncertain tax positions within income tax expense and include accrued interest and penalties with the related income tax liability on our consolidated balance sheets. To date, we have not recognized any interest and penalties in our consolidated statements of operations and comprehensive income and do not anticipate any changes in our uncertain tax position within the next 12 months.
We are subject to taxation in the United States and various state jurisdictions. As of January 2, 2021, our tax returns remain open to examination by the tax authorities for tax years 2010 to 2020 for U.S. federal and for various state jurisdictions.

NOTE 10—Related Party Transactions
Related Party Leases
We leased property from entities affiliated with certain of our non-controlling stockholders for 15 store locations and one warehouse location as of both January 2, 2021 and December 28, 2019. Affiliated entities received aggregate annual lease payments from us of $6.0 million, $6.1 million, and $6.6 million for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively.
During April 2020, we entered into an aircraft dry lease agreement (the "Aircraft Lease") with an entity controlled by our Chief Executive Officer, Mr. Lindberg, to lease a Pilatus PC-12 aircraft. We believe that this agreement provides us better access to visit our stores, many of which are in remote areas or are not easily accessible by car or regular commercial airline service, and to visit prospective real estate sites. The Aircraft Lease gives us the ability to use the aircraft in the course of our operations on an as-needed, non-exclusive basis. The Aircraft Lease provides that we pay an hourly lease rate and we bear all direct operating costs associated with our use of the aircraft, and the lessor bears all fixed costs (e.g. maintenance, hangar, insurance). Mr. Lindberg, to the extent that he operates the aircraft for his personal use, will bear all costs associated with his operation of the aircraft. We believe that the terms of the aircraft lease are no less favorable than could be obtained from an unrelated third party and we believe that the foregoing arrangement, including related direct operating costs, insurance and crew costs, will reduce our average hourly cost for use of private aircraft, which previously had been primarily conducted through charter arrangements. Operating lease costs related to the aircraft lease are included in SG&A, and were less than $0.1 million for fiscal 2020.
Independent Operator Notes and Receivables
We offer interest-bearing notes to IOs and the gross operating notes and receivables due from these IOs was $41.0 million and $37.7 million as of January 2, 2021 and December 28, 2019, respectively. See NOTE 2—Independent Operator Notes and Receivables, for additional information.
Other
We have business contracts with two portfolio companies of the H&F Investor, The Ultimate Software Group, Inc. and HUB International Limited. On May 28, 2020, the H&F Investor ceased being a related party when it distributed the remainder of its holdings in our common stock to its equity holders. Payments to these two portfolio companies totaled $0.2 million from December 29, 2019 through May 28, 2020, $0.7 million for the fiscal year ended December 28, 2019, and $0.3 million for the fiscal year ended December 29, 2018.
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

NOTE 12—Earnings Per Share
Earnings Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share attributable to common stockholders is as follows (dollars and shares in thousands, except per share amounts):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Numerator
Net income attributable to common stockholders	$106,713	$15,419	$15,868
Denominator
Weighted-average shares of common stock	91,818	79,044	68,473
Effect of dilutive RSUs	96	42	73
Effect of dilutive options	6,538	2,777	—
Weighted-average shares of common stock - diluted (1) (2) (3)	98,452	81,863	68,546
Earnings per share attributable to common stockholders:
Basic	$1.16	$0.20	$0.24
Diluted	$1.08	$0.19	$0.23
_______________________
(1)The diluted weighted-average shares outstanding for the fiscal years ended December 28, 2019 and December 29, 2018 did not include performance-based stock options because the requisite performance criteria of such stock options had not been achieved as of that date.
On February 3, 2020, in conjunction with a secondary offering, certain performance criteria were achieved resulting in the vesting of 4.1 million performance-based stock options, and accordingly, these vested performance-based stock options are included in the diluted weighted-average shares outstanding for fiscal year 2020.
On April 27, 2020 in conjunction with an additional secondary offering, certain performance criteria were achieved resulting in the vesting of the remaining 1.7 million unvested performance-based stock options, and accordingly, these vested performance-based stock options are included in the diluted weighted-average shares outstanding for fiscal year 2020. See NOTE 7—Share-based Awards, for additional information.
(2)The diluted weighted-average shares for the fiscal year ended December 29, 2018 did not include time-based stock options because such options were subject to a post-termination repurchase right by us until the occurrence of a qualifying contingent event occurred (involuntary termination, change in control or initial public offering), and the occurrence of such an event was not deemed probable. Upon the completion of our IPO in June of fiscal 2019, a qualifying contingent event had occurred and therefore time-based stock options were included in the weighted-average diluted shares for the fiscal years ended January 2, 2021 and December 28, 2019. See NOTE 7—Share-based Awards, for additional information.
(3)We are required to include in diluted weighted-average shares outstanding contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. No PSUs were included in diluted weighted-average shares outstanding for the fiscal year ended January 2, 2021.
The following weighted-average common share equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
RSUs	3,239	50	—
Time-based stock options	—	682	—
Total	3,239	732	—

NOTE 13—Selected Quarterly Financial Data (unaudited)
Selected unaudited summarized quarterly financial information for fiscal 2020 and 2019 was as follows (amounts in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2020
Net sales	$760,308	$803,429	$764,082	$806,821
Gross Profit	237,026	253,751	238,183	244,387
Income from operations	16,873	32,359	30,315	27,828
Net income	12,642	29,333	40,474	24,264
Basic earnings per share	$0.14	$0.32	$0.44	$0.26
Diluted earnings per share	$0.13	$0.30	$0.41	$0.24
Fiscal 2019
Net sales	$606,271	$645,289	$652,540	$655,517
Gross Profit	187,017	198,720	201,087	200,278
Income from operations	21,656	5,735	23,948	17,004
Net income (loss)	3,774	(10,632)	12,445	9,832
Basic earnings per share	$0.06	$(0.15)	$0.14	$0.11
Diluted earnings per share	$0.06	$(0.15)	$0.13	$0.11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Our disclosure controls are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 2, 2021.
Management's Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Rule 13a-15(f) of the Exchange Act. The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of January 2, 2021, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of January 2, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is set forth below.
Changes in Internal Control over Financial Reporting
During the quarter ended January 2, 2021, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Grocery Outlet Holding Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Grocery Outlet Holding Corp. and subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 2, 2021, of the Company and our report dated March 2, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 2, 2021

ITEM 9B. OTHER INFORMATION
On February 25, 2021, Thomas H. McMahon, EVP, Chief Sales and Merchandising Officer, West, notified us that he will be leaving the Company on or about August 13, 2021 to pursue other opportunities. Prior to his departure, the Company will work in tandem with Mr. McMahon to ensure a smooth transition of his responsibilities.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item relating to our directors and nominees, and our Audit Committee, is included under the caption “Board of Directors” in our Proxy Statement related to the 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement") to be filed with the SEC within 120 days of our fiscal year ended January 2, 2021 and is incorporated herein by reference.
Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption "Executive Officers of the Registrant" in Part I of this report.
With regard to the information required by this item respecting compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2021 Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that applies to all employees, executive officers and directors. The Code of Ethics can be found at the “Governance Highlights” link in the Corporate Governance section of our Investor Relations website at investors.groceryoutlet.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our investor relations website.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item relating to executive compensation is included under the captions “Board of Directors - Director Compensation,” “Executive Compensation - Compensation Discussion and Analysis,” “Compensation Committee Report,” “Board of Directors - Compensation Committee Interlocks and Insider Participation,” “Executive Compensation - Summary Compensation Table,” “Executive Compensation - Grants of Plan-Based Awards,” “Executive Compensation - Outstanding Equity Awards at Fiscal Year End,” “Executive Compensation - Option Exercises and Stock Vested,” “Executive Compensation - Potential Payments upon Termination or Change in Control,” “Executive Compensation - Potential Payments — Accelerated Equity Awards,” and “Executive Compensation - CEO Pay Ratio” in our 2021 Proxy Statement and is incorporated herein by reference. However, the Compensation Committee Report included in such 2021 Proxy Statement shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation and Plan Information,” in each case in our 2021 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Party Transactions,” and the information required by this item relating to director independence is included under the caption “Board of Directors – Director Independence,” in each case in our 2021 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is included under the caption “Proposal No. 2 — Ratification of Independent Registered Public Accounting Firm” in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at "Item 8. Financial Statements and Supplementary Data."
2. Financial Statement Schedules

See Schedule I—Condensed Financial Information of Registrant (Parent Company Only) beginning on page 111 herein.
All other schedules have been omitted because they are either not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is included elsewhere in this Annual Report on Form 10-K.
3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.2
4.1	Form of Stock Certificate for Common Stock	S-1/A	333-231428	6/10/2019	4.1
4.2	Amended and Restated Stockholders Agreement by and among Grocery Outlet Holding Corp. and the other parties named therein	10-K	001-38950	3/25/2020	4.2
4.3*	Description of Grocery Outlet Holding Corp.’s Securities
10.1	Incremental Agreement, dated as of January 24, 2020, among GOBP Holdings, Inc., Globe Intermediate Corp., certain subsidiaries of GOBP Holdings, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent	8-K	001-38950	1/24/2020	10.1
10.2	Incremental Agreement, dated as of July 23, 2019, among GOBP Holdings, Inc., Globe Intermediate Corp., certain subsidiaries of GOBP Holdings, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent	8-K	001-38950	7/25/2019	10.1
10.3	First Lien Credit Agreement, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the lenders from time to time party thereto and the letter of credit issuers from time to time party thereto	S-1/A	333-231428	5/22/2019	10.1
10.4	First Lien Security Agreement, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., the subsidiaries of GOBP Holdings, Inc. from time to time party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.2
10.5	First Lien Pledge Agreement, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., the subsidiaries of GOBP Holdings, Inc. from time to time party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.3
10.6	First Lien Copyright Security Agreement, dated as of October 22, 2018, between Grocery Outlet, Inc. and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.4

10.7	First Lien Trademark Security Agreement, dated as of October 22, 2018, between Grocery Outlet, Inc. and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.5
10.8	First Lien Guarantee, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., the subsidiaries of GOBP Holdings, Inc. from time to time party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.6
10.9†	Globe Holding Corp. 2014 Stock Incentive Plan	S-1/A	333-231428	5/22/2019	10.13
10.10†	Amended and Restated Performance Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Eric J. Lindberg, Jr., S. MacGregor Read, Jr.), dated October 21, 2014	S-1/A	333-231428	5/22/2019	10.14
10.11†	Amended and Restated Time Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Eric J. Lindberg, Jr., S. MacGregor Read, Jr.), dated October 21, 2014	S-1/A	333-231428	5/22/2019	10.15
10.12†	Form of Performance Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Charles C. Bracher, Robert Joseph Sheedy, Jr., Thomas H. McMahon, Steven K. Wilson)	S-1/A	333-231428	5/22/2019	10.16
10.13†	Form of Time Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Charles C. Bracher, Robert Joseph Sheedy, Jr., Thomas H. McMahon, Steven K. Wilson)	S-1/A	333-231428	5/22/2019	10.17
10.14†	Grocery Outlet Holding Corp. 2019 Incentive Plan	S-1/A	333-231428	6/10/2019	10.18
10.15†	Form of Nonqualified Option Grant and Award Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan)	S-1/A	333-231428	6/10/2019	10.19
10.16†	Form of Restricted Stock Unit Grant and Award Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan)	S-1/A	333-231428	6/10/2019	10.20
10.17†	Grocery Outlet Inc. 2019 Annual Incentive Plan	S-1/A	333-231428	6/10/2019	10.21
10.18†	Amended and Restated Executive Employment Agreement by and between Eric J. Lindberg, Jr., Grocery Outlet Inc. and Globe Holding Corp., dated October 7, 2014	S-1/A	333-231428	5/22/2019	10.22
10.19†	Amended and Restated Executive Employment Agreement by and between S. MacGregor Read, Jr., Grocery Outlet Inc. and Globe Holding Corp., dated October 7, 2014	S-1/A	333-231428	5/22/2019	10.23
10.20†	Restrictive Covenant Agreement, by and between Eric J. Lindberg, Jr. and Globe Holding Corp., dated September 13, 2014	S-1/A	333-231428	5/22/2019	10.24
10.21†	Restrictive Covenant Agreement, by and between S. MacGregor Read, Jr. and Globe Holding Corp., dated September 13, 2014	S-1/A	333-231428	5/22/2019	10.25
10.22†	Grocery Outlet Inc. Executive Change in Control Agreement, by and between Charles C. Bracher, Grocery Outlet Inc. and Globe Holding Corp., dated October 7, 2014	S-1/A	333-231428	5/22/2019	10.26
10.23†	Grocery Outlet Inc. Executive Change in Control Agreement, by and between Robert Joseph Sheedy, Jr., Grocery Outlet Inc. and Globe Holding Corp., dated October 7, 2014	S-1/A	333-231428	5/22/2019	10.27
10.24†	Grocery Outlet Inc. Executive Change in Control Agreement, by and between Thomas H. McMahon, Grocery Outlet Inc. and Globe Holding Corp., dated October 7, 2014	S-1/A	333-231428	5/22/2019	10.28
10.25†	Grocery Outlet Inc. Executive Change in Control Agreement, by and between Steven K. Wilson, Grocery Outlet Inc. and Globe Holding Corp., dated October 7, 2014	S-1/A	333-231428	5/22/2019	10.29
10.26†	Form of Globe Holding Corp. Non-Employee Director Restricted Stock Unit Agreement	S-1/A	333-231428	6/10/2019	10.30

10.27†	Form of Indemnification Agreement between Grocery Outlet Holding Corp. and directors and executive officers of Grocery Outlet Holding Corp.	S-1/A	333-231428	6/10/2019	10.31
10.28†	Transition Agreement, dated January 7, 2020, by and between Grocery Outlet Holding Corp. and S. MacGregor Read, Jr.	8-K	001-38950	1/7/2020	10.1
10.29†	Grocery Outlet Holding Corp. Directors Deferral Plan	10-Q	001-38950	11/10/2020	10.1
10.30†	Grocery Outlet Holding Corp. Executive Severance Plan	10-Q	001-38950	11/10/2020	10.2
10.31†	2020 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-Q	001-38950	5/12/2020	10.3
10.32*†	Form of Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)
10.33*†	2021 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)
10.34*†	Form of Restricted Stock Unit Grant and Agreement for Non-Employee Directors (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte and Touche LLP
24.1*	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)
GROCERY OUTLET HOLDING CORP.
INDEX TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Schedule I—Condensed Financial Information of Registrant
GROCERY OUTLET HOLDING CORP.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

	January 2, 2021	December 28, 2019
Assets
Investment in wholly owned subsidiary	$923,816	$746,628
Total assets	$923,816	$746,628
Liabilities and Stockholders’ Equity
Intercompany payable	$1,509	$1,244
Total liabilities	1,509	1,244
Stockholders’ equity:
Capital stock:
Voting common stock, par value $0.001 per share, 500,000,000 shares authorized; 94,854,336 and 89,005,062 shares issued and outstanding, respectively	95	89
Series A Preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	787,047	717,282
Retained earnings	135,165	28,013
Total stockholders’ equity	922,307	745,384
Total liabilities and stockholders’ equity	$923,816	$746,628
See Notes to Condensed Financial Statements (Parent Company Only)

Schedule I—Condensed Financial Information of Registrant
GROCERY OUTLET HOLDING CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Operating expenses	$265	$273	$216
Operating loss	(265)	(273)	(216)
Loss before equity in net income of subsidiary	(265)	(273)	(216)
Equity in net income of subsidiary, net of tax	106,978	15,692	16,084
Net income and comprehensive income	$106,713	$15,419	$15,868
See Notes to Condensed Financial Statements (Parent Company Only)

Schedule I—Condensed Financial Information of Registrant
GROCERY OUTLET HOLDING CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income	$106,713	$15,419	$15,868
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiary	(106,978)	(15,692)	(16,084)
Dividend received from subsidiary (return on capital)	—	—	27,351
Changes in operating assets and liabilities:
Other current assets	—	497	(497)
Net cash provided by (used in) operating activities	(265)	224	26,638
Cash flows from investing activities:
Investment in subsidiary	(32,121)	(402,050)	—
Dividend received from subsidiary (return of capital)	—	—	126,236
Net cash provided by (used in) investing activities	(32,121)	(402,050)	126,236
Cash flows from financing activities:
Intercompany payables	265	(409)	718
Proceeds from initial public offering, net of underwriting discounts	—	407,666	—
Proceeds from exercise of share-based compensation awards	32,604	4,444	29
Payments related to net settlement of share-based compensation awards	(483)	(2,813)	(34)
Other direct costs paid related to the initial public offering	—	(7,062)	—
Dividend paid to shareholders	—	—	(153,587)
Net cash provided by (used in) financing activities	32,386	401,826	(152,874)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
See Notes to Condensed Financial Statements (Parent Company Only)

Schedule I—Condensed Financial Information of Registrant
GROCERY OUTLET HOLDING CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)
NOTE 1—Description of Grocery Outlet Holding Corp.
Grocery Outlet Holding Corp. (the "Parent Company") owns 100% of Globe Intermediate Corp. ("Intermediate"), which owns 100% of GOBP Holdings, Inc. ("GOBP Holdings"), which owns 100% of GOBP Midco, Inc. ("Midco"), which owns 100% of Grocery Outlet Inc. ("GOI"). GOI is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores.
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
All share amounts and per share disclosures for all periods presented reflect a 1.403 for 1 forward stock split effected on June 6, 2019.
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
NOTE 4—Initial Public Offering
In June 2019, we completed an initial public offering ("IPO") of 19,765,625 shares of our common stock at a public offering price of $22.00 per share for net proceeds of $407.7 million, after deducting underwriting discounts and commissions of $27.1 million. We also incurred offering costs payable by us of $7.2 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.
On October 8, 2019, certain of our selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs payable by us of $1.1 million which are included in selling, general and administrative expenses ("SG&A") for fiscal 2019. We received $3.2 million in cash (excluding withholding taxes) in connection with the exercise of 451,470 options by certain stockholders participating in this secondary public offering.
On February 3, 2020, certain selling stockholders completed an additional secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs of $1.1 million, which were recognized in SG&A expenses during fiscal 2020. We received

$1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
On April 27, 2020, certain of our selling stockholders completed another secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.0 million which we recognized in SG&A expenses during fiscal 2020. We received $1.6 million in cash (excluding withholding taxes) in connection with the exercise of 269,000 options by certain stockholders participating in this secondary public offering.
On May 28, 2020, the stockholder affiliated with our former private equity sponsor, Hellman and Friedman LLC, distributed the remainder of its holdings representing 9.6 million shares of our common stock to its equity holders. We did not receive any proceeds or incur any material costs related to this distribution.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date

/s/ Eric J. Lindberg, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2021
Eric J. Lindberg, Jr.

/s/ Charles C. Bracher	Chief Financial Officer (Principal Financial Officer)	March 2, 2021
Charles C. Bracher

/s/ Lindsay E. Gray	Vice President and Corporate Controller (Principal Accounting Officer)	March 2, 2021
Lindsay E. Gray

/s/ Erik D. Ragatz	Director, Chairman of the Board	March 2, 2021
Erik D. Ragatz

/s/ Kenneth W. Alterman	Director	March 2, 2021
Kenneth W. Alterman

/s/ John E. Bachman	Director	March 2, 2021
John E. Bachman

/s/ Mary Kay Haben	Director	March 2, 2021
Mary Kay Haben

/s/ Thomas F. Herman	Director	March 2, 2021
Thomas F. Herman

/s/ Carey F. Jaros	Director	March 2, 2021
Carey F. Jaros

/s/ Norman S. Matthews	Director	March 2, 2021
Norman S. Matthews

/s/ Maria Fernanda Mejia	Director	March 2, 2021
Maria Fernanda Mejia

/s/ Gail Moody-Byrd	Director	March 2, 2021
Gail Moody-Byrd

/s/ S. MacGregor Read, Jr.	Director	March 2, 2021
S. MacGregor Read, Jr.

/s/ Jeffrey York	Director	March 2, 2021
Jeffrey York