Form 10-Q
period 2021-04-03
Grocery Outlet Holding Corp.
filed 2021-05-12
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 6, 2021, the registrant had 95,707,461 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q" or "report") and the documents incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and the documents incorporated by reference herein other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, business trends, and our objectives for future operations, may constitute forward-looking statements. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions, are intended to identify such forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the headings "Item 1A. Risk Factors," and "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report or as described in the other documents and reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"). We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
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
As used in this report, references to "Grocery Outlet,""the Company,""registrant,""we,""us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Website Disclosure
We use our website, www.groceryoutlet.com, as a channel of distribution of Company information. Financial and other important information about us is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and information accessible through our website is not, however, incorporated by reference or a part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are available, free of charge, on our website as soon as practicable after the we file the reports with the SEC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	April 3, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$95,292	$105,326
Independent operator receivables and current portion of independent operator notes, net of allowance $1,176 and $985	5,925	5,443
Other accounts receivable, net of allowance $94 and $39	2,645	5,950
Merchandise inventories	243,270	245,157
Prepaid expenses and other current assets	17,519	20,081
Total current assets	364,651	381,957
Independent operator notes, net of allowance $7,827 and $7,124	20,688	27,440
Property and equipment, net	458,313	433,652
Operating lease right-of-use assets	849,654	835,397
Intangible assets, net	47,765	48,226
Goodwill	747,943	747,943
Deferred income tax assets, net	2,500	3,529
Other assets	7,223	7,480
Total assets	$2,498,737	$2,485,624
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$109,841	$114,278
Accrued expenses	36,079	35,699
Accrued compensation	9,399	26,447
Current lease liabilities	35,382	48,675
Income and other taxes payable	6,353	7,547
Total current liabilities	197,054	232,646
Long-term debt, net	449,743	449,233
Long-term lease liabilities	903,854	881,438
Total liabilities	1,550,651	1,563,317
Commitments and contingencies (Note 7)
Stockholders’ equity:
Voting common stock, par value $0.001 per share, 500,000,000 shares authorized; 95,501,473 and 94,854,336 shares issued and outstanding, respectively	96	95
Additional paid-in capital	793,933	787,047
Retained earnings	154,057	135,165
Total stockholders’ equity	948,086	922,307
Total liabilities and stockholders’ equity	$2,498,737	$2,485,624
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Net sales	$752,466	$760,308
Cost of sales	520,539	523,282
Gross profit	231,927	237,026
Operating expenses:
Selling, general and administrative	188,598	186,931
Depreciation and amortization	15,543	12,945
Share-based compensation	3,939	20,277
Total operating expenses	208,080	220,153
Income from operations	23,847	16,873
Other expenses:
Interest expense, net	3,906	5,834
Debt extinguishment and modification costs	—	198
Total other expenses	3,906	6,032
Income before income taxes	19,941	10,841
Income tax expense (benefit)	1,049	(1,801)
Net income and comprehensive income	$18,892	$12,642
Basic earnings per share	$0.20	$0.14
Diluted earnings per share	$0.19	$0.13
Weighted average shares outstanding:
Basic	95,195	89,481
Diluted	99,570	94,869
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Voting Common		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of January 2, 2021	94,854,336	$95	$787,047	$135,165	$922,307
Exercise and vesting of share-based awards	647,137	1	2,952		2,953
Share-based compensation expense			3,939		3,939
Dividends paid			(5)		(5)
Net income and comprehensive income				18,892	18,892
Balance as of April 3, 2021	95,501,473	96	793,933	154,057	948,086
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued
(in thousands, except share amounts)
(unaudited)

	Voting Common		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 28, 2019	89,005,062	$89	$717,282	$28,013	$745,384
Cumulative effect of accounting change				439	439
Exercise and vesting of share-based awards	902,132	1	6,032		6,033
Share-based compensation expense			20,277		20,277
Dividends paid			(147)		(147)
Net income and comprehensive income				12,642	12,642
Balance as of March 28, 2020	89,907,194	$90	$743,444	$41,094	$784,628
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net income	$18,892	$12,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	14,221	11,788
Amortization of intangible and other assets	1,923	1,782
Amortization of debt issuance costs and debt discounts	628	502
Debt extinguishment and modification costs	—	198
Share-based compensation	3,939	20,277
Provision for accounts receivable	955	848
Deferred income taxes	1,029	(1,801)
Other	477	1,055
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	2,482	(3,219)
Merchandise inventories	1,887	31,073
Prepaid expenses and other current assets	2,562	847
Income and other taxes payable	(1,194)	722
Trade accounts payable, accrued compensation and other accrued expenses	(16,458)	(14,412)
Changes in operating lease assets and liabilities, net	(4,930)	5,518
Net cash provided by operating activities	26,413	67,820
Cash flows from investing activities:
Advances to independent operators	(2,659)	(1,485)
Repayments of advances from independent operators	1,188	1,136
Purchases of property and equipment	(36,570)	(28,173)
Proceeds from sales of assets	17	79
Intangible assets and licenses	(1,140)	(1,350)
Net cash used in investing activities	(39,164)	(29,793)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,953	6,033
Proceeds from revolving credit facility loan	—	90,000
Principal payments on term loans	—	(187)
Principal payments on other borrowings	(231)	(191)
Dividends paid	(5)	(147)
Debt issuance costs paid	—	(700)
Net cash provided by financing activities	2,717	94,808
Net increase (decrease) in cash and cash equivalents	(10,034)	132,835
Cash and cash equivalents at beginning of period	105,326	28,101
Cash and cash equivalents at end of period	$95,292	$160,936
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of April 3, 2021, we had 389 stores throughout California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
Secondary Public Offerings — On February 3, 2020, certain of our selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million which we recognized in selling, general and administrative expenses ("SG&A") during the first quarter of fiscal 2020. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 filed with the SEC on March 2, 2021. The condensed consolidated balance sheet as of January 2, 2021 included herein has been derived from those audited consolidated financial statements.
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
Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current lease liabilities, and long-term lease liabilities on our condensed consolidated balance sheets. Finance leases are included in other assets, current lease liabilities, and long-term lease liabilities on our condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease over the same term. Right-of-use assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, reduced by landlord incentives. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms and payments based on the information available at the commencement date, to determine the present value of our lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Amortization of finance lease right-of-use assets, interest expense on finance lease liabilities and operating and financing cash flows for finance leases are immaterial.
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
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions when pricing the financial instruments, such as cash flow modeling assumptions
The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value framework requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
There were no assets or liabilities measured at fair value on a recurring basis as of April 3, 2021 or January 2, 2021. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. There were no transfers of assets or liabilities between levels within the fair value hierarchy as of April 3, 2021 or January 2, 2021.
Our financial assets and liabilities are carried at cost, which generally approximates their fair value, as described below:
Cash and cash equivalents, independent operator ("IO") receivables, other accounts receivable and accounts payable — The carrying value of such financial instruments approximates their fair value due to factors such as their short-term nature or their variable interest rates.
IO notes receivable (net) — The carrying value of such financial instruments approximates their fair value due to the effect of the related allowance for expected credit losses.
Notes payable and term loans — The carrying value of such financial instruments approximates their fair value since the stated interest rates approximates market rates for loans with similar terms for borrowers with similar credit profiles. However, in accordance with Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, the fair values of our term loans as of April 3, 2021 and January 2, 2021 are disclosed in the below table.
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	April 3, 2021		January 2, 2021
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Term loans (Level 2)	$458,822	$458,850	$458,757	$460,000
_______________________
(1)The carrying amounts as of both April 3, 2021 and January 2, 2021 are net of unamortized debt discounts of $1.2 million.
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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any performance obligations, or any material costs to obtain or fulfill a contract as of April 3, 2021 and January 2, 2021.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards (“breakage”) under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $2.4 million and $3.2 million as of April 3, 2021 and January 2, 2021, respectively. Breakage amounts were immaterial for the 13 weeks ended April 3, 2021 and March 28, 2020.
Disaggregated Revenues — The following table presents sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Perishable (1)	$261,418	$253,448
Non-perishable (2)	491,048	506,860
Total sales	$752,466	$760,308
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
We had 385, 375 and 350 stores operated by IOs as of April 3, 2021, January 2, 2021 and March 28, 2020, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO may select a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. IOs are required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days’ notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Sales related to IO stores were $739.6 million and $745.5 million for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively. We, in turn, pay IOs a commission based on a share of the gross profit of the store. Inventories and related sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions were expensed and included in SG&A. IO commissions were $112.7 million and $114.4 million for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively. IO commissions of $6.9 million and $6.0 million were included in accrued expenses as of April 3, 2021 and January 2, 2021, respectively.
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
Activities that most significantly impact the IO's economic performance relate to sales and labor. Sales activities that significantly impact the IO's economic performance include determining what merchandise the IO will order and sell and the price of such merchandise, both of which the IO controls. The IO is also responsible for all of their own labor. Labor activities that significantly impact the IO’s economic performance include hiring, training, supervising, directing, compensating (including wages, salaries and employee benefits) and terminating all of the employees of the IO, activities which the IO controls. Accordingly, the IO has the power to direct the activities that most significantly impact the IO's economic performance. Furthermore, the mutual termination rights associated with the Operator Agreements illustrate the lack of ultimate control over the IO.
Our maximum exposure to the IOs is generally limited to the gross operator notes and receivables due from these entities, which was $35.6 million and $41.0 million as of April 3, 2021 and January 2, 2021, respectively. See Note 2 for additional information.
Recently Adopted Accounting Standards
ASU No. 2019-12 — In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies accounting guidance for certain tax matters including franchise taxes, certain transactions that result in a step-up in tax basis of goodwill, and enacted changes in tax laws in interim periods. In addition, it eliminates a company’s need to evaluate certain exceptions relating to the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2019-12 beginning in the first quarter of fiscal 2021. The adoption of ASU 2019-12 did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
No recently issued accounting pronouncements are expected to have a material effect on our condensed consolidated financial statements.
Note 2. Independent Operator Notes and Receivables
The amounts included in IO notes and accounts receivable consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes are payable on demand and typically bear interest at rates between 3.00% and 9.95%. Accrued interest receivable on IO notes is included within the “independent operator receivables and current portion of independent operator notes, net of allowance” line item on the condensed consolidated balance sheets and was $0.3 million and $0.4 million as of April 3, 2021 and January 2, 2021, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of April 3, 2021 or January 2, 2021. Notes and receivables of our IOs participating in our TCAP, as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from IOs and the related allowances as of April 3, 2021 and January 2, 2021 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
April 3, 2021
Independent operator notes	$30,625	$(524)	$(7,827)	$22,274	$1,586	$20,688
Independent operator receivables	4,991	(652)	—	4,339	4,339	—
Total	$35,616	$(1,176)	$(7,827)	$26,613	$5,925	$20,688

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
January 2, 2021
Independent operator notes	$37,238	$(514)	$(7,124)	$29,600	$2,160	$27,440
Independent operator receivables	3,754	(471)	—	3,283	3,283	—
Total	$40,992	$(985)	$(7,124)	$32,883	$5,443	$27,440

A summary of activity in the IO notes and receivable allowance was as follows (amounts in thousands):

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Beginning balance	$8,109	$10,371
Provision for independent operator notes and receivables	900	848
Cumulative effect of accounting change	—	(439)
Write-off of provision for independent operator notes and receivables	(6)	(188)
Ending Balance	$9,003	$10,592

The following table presents the amortized cost basis of IO notes by year of origination and credit quality indicator as of April 3, 2021 (amounts in thousands):

Credit Quality Indicator	2021 (YTD)	2020	2019	2018	2017	Prior	Total
TCAP	$247	$1,321	$2,053	$1,381	$380	$—	$5,382
Non-TCAP	1,148	2,785	5,185	3,675	1,728	682	15,203
New store	1,690	7,063	1,287	—	—	—	10,040
Total	$3,085	$11,169	$8,525	$5,056	$2,108	$682	$30,625

Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	April 3, 2021	January 2, 2021
First Lien Credit Agreement:
Term loan	$460,000	$460,000
Long-term debt, gross	460,000	460,000
Less: Unamortized debt discounts and debt issuance costs	(10,257)	(10,767)
Long-term debt, net	$449,743	$449,233
First Lien Credit Agreement
On October 22, 2018, GOBP Holdings, Inc ("GOBP Holdings"), our wholly owned subsidiary, together with another of our wholly owned subsidiaries, entered into a first lien credit agreement (the “First Lien Credit Agreement”) with a syndicate of lenders for a $725.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with a sub-commitment for a $35.0 million letter of credit and a sub-commitment for $20.0 million of swingline loans. Borrowings under the First Lien Credit Agreement are secured by substantially all the assets of the borrower subsidiary and its guarantors. The term loan proceeds were primarily used for retiring our prior first lien credit agreement and paying cash dividends related to our 2018 recapitalization. As of April 3, 2021, we had standby letters of credit outstanding totaling $3.5 million under the First Lien Credit Agreement.
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
First Incremental Agreement — On July 23, 2019, GOBP Holdings together with another of our wholly owned subsidiaries entered into an incremental agreement (the "First Incremental Agreement") to amend the First Lien Credit Agreement. The First Incremental Agreement refinanced the term loan outstanding under the First Lien Credit Agreement with a replacement $475.2 million senior secured term loan (the "First Replacement Term Loan") with an applicable margin of 3.50% or 3.25% for Eurodollar loans and 2.50% or 2.25% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings. The First Replacement Term Loan was to mature on October 22, 2025, which was the same maturity date as the prior term loan under the First Lien Credit Agreement. On October 23, 2019, we prepaid $15.0 million of principal on the First Replacement Term Loan.
Second Incremental Agreement — On January 24, 2020, GOBP Holdings together with another of our wholly owned subsidiaries, entered into a second incremental agreement (the "Second Incremental Agreement") which amended the First Incremental Agreement. The Second Incremental Agreement refinanced the First Replacement Term loan under the First Incremental Agreement with a replacement $460.0 million senior secured term loan (the "Second Replacement Term Loan") with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings, and made certain other corresponding technical changes and updates to the First Incremental Agreement. The interest rate on the Second Replacement Term Loan was 2.86% as of April 3, 2021. The Second Replacement Term Loan matures on October 22, 2025, which is the same maturity date as prior term loans under the First Lien Credit Agreement and First Incremental Agreement. We wrote off debt issuance costs of $0.1 million and incurred debt modification costs of $0.1 million during the first quarter of fiscal 2020 in connection with this refinance.
Other than as described above, the Second Replacement Term Loan has the same terms as provided under the original First Lien Credit Agreement and the First Incremental Agreement. Additionally, the parties to the Second Incremental Agreement continue to have the same obligations set forth in the original First Lien Credit Agreement and the First Incremental Agreement (collectively, the "First Lien Credit Agreement").
Revolving Credit Facility
We are required to pay a quarterly commitment fee ranging from 0.25% to 0.50% on the daily unused amount of the commitment under the revolving credit facility based upon the leverage ratio defined in the agreement and certain criteria specified in the agreement. We are also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility. The interest rate for the revolving credit facility is determined based on a formula using certain market rates. No amounts were outstanding under the revolving credit facility as of April 3, 2021 and January 2, 2021.
On March 19, 2020, we borrowed $90.0 million under the revolving credit facility of our First Lien Credit Agreement (the "Revolving Credit Facility Loan"), the proceeds of which were to be used as reserve funding for working capital needs as a precautionary measure in light of the economic uncertainty surrounding the COVID-19 pandemic. On May 26, 2020, we repaid the Revolving Credit Facility Loan in full. As of April 3, 2021, we had $96.5 million of borrowing capacity available under the revolving credit facility.
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
As of April 3, 2021, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.

Schedule of Principal Maturities
Principal maturities of debt as of April 3, 2021 are as follows (amounts in thousands):

Remainder of fiscal 2021	$—
Fiscal 2022	—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	460,000
Thereafter	—
Total	$460,000
Interest Expense
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Interest on loans	$3,564	$5,790
Amortization of debt issuance costs	563	556
Interest on finance leases	93	111
Other	3	6
Interest income	(317)	(629)
Interest expense, net	$3,906	$5,834
Debt Extinguishment and Modification Costs
Debt extinguishment and modification costs consisted of the following (amounts in thousands):

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Write off of debt issuance costs	$—	$74
Debt modification costs	—	124
Debt extinguishment and modification costs	$—	$198

Note 4. Share-based Awards
For a discussion of our share-based incentive plans, refer to NOTE 7 —Share-based Awards of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 filed with the SEC on March 2, 2021.
Grant Activity
The following table summarizes stock option activity under all equity incentive plans during the 13 weeks ended April 3, 2021:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of January 2, 2021	3,864,772	$12.42	2,325,580	$4.54
Exercised	(207,946)	7.35	(321,009)	4.23
Forfeitures	(11,538)	17.94	—	—
Options outstanding as of April 3, 2021	3,645,288	$12.69	2,004,571	$4.59
Options vested and exercisable as of April 3, 2021	2,144,243	$7.51	2,004,571	$4.59

The following table summarizes restricted stock unit ("RSU") activity under all equity incentive plans during the 13 weeks ended April 3, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 2, 2021	341,842	$35.16
Granted	319,638	35.45
Vested	(96,138)	36.91
Forfeitures	(5,838)	33.57
Unvested balance as of April 3, 2021	559,504	$35.04
The following table summarizes performance-based restricted stock unit ("PSU") activity under the 2019 Plan during the 13 weeks ended April 3, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 2, 2021	407,462	$36.90
Granted (1)	319,606	35.45
Forfeitures	(1,396)	36.88
Unvested balance as of April 3, 2021 (2)	725,672	$36.26
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)An additional 454,961 PSUs could potentially be included if the maximum performance level is reached.
Share-Based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Time-based stock options	$722	$759
Performance-based stock options	—	18,498
RSUs	1,496	873
PSUs	1,716	—
Dividends (1)	5	147
Share-based compensation expense	$3,939	$20,277
_______________________
(1)Represents cash dividends paid on vested share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016.

Note 5. Income Taxes
Our income tax expense (benefit) and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Income tax expense (benefit)	$1,049	$(1,801)
Effective income tax rate	5.3%	(16.6)%
The change from a net income tax benefit of $1.8 million for the 13 weeks ended March 28, 2020 to a net income tax expense of $1.0 million for the 13 weeks ended April 3, 2021 was primarily driven by higher pretax income during the 13 weeks ended April 3, 2021 as well as a reduction in excess tax benefits, related to the exercise of stock options and vesting of RSUs as compared to the same period in fiscal 2020.
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, the Company updates the estimated annual effective tax rate. Our effective income tax rate for the 13 weeks ended April 3, 2021 was lower than the U.S. statutory income tax rate of 21% primarily due to excess tax benefits related to the exercise of stock options and vesting of RSUs. The increase in our effective income tax rate for the 13 weeks ended April 3, 2021 compared to the corresponding period in fiscal 2020 was primarily due to the above mentioned higher pretax income and the reduction in discrete items related to the exercise of stock options and vesting of employee RSUs.
Our policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations and comprehensive income, nor have we accrued for or made payments for interest and penalties. We had no unrecognized tax benefits as of April 3, 2021 and January 2, 2021, respectively, and do not anticipate any changes to our uncertain tax positions within the next 12 months.
Note 6. Related Party Transactions
Related Party Leases
We leased property from entities affiliated with certain of our non-controlling stockholders for 15 store locations and one warehouse location as of both April 3, 2021 and March 28, 2020. Affiliated entities received aggregate lease payments from us of $1.5 million for each of the 13 weeks ended April 3, 2021 and March 28, 2020, respectively. We had total prepaid rent for these properties of $0.5 million as of April 3, 2021 and zero as of January 2, 2021.
Independent Operator Notes and Receivables
We offer interest-bearing notes to IOs and the gross operating notes and receivables due from these IOs was $35.6 million and $41.0 million as of April 3, 2021 and January 2, 2021, respectively. See Note 2 for additional information.
Note 7. Commitments and Contingencies
We are involved from time to time in claims, proceedings and litigation arising in the normal course of business. We do not believe the impact of such litigation will have a material adverse effect on our condensed consolidated financial statements taken as a whole.

Note 8. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Numerator
Net income and comprehensive income	$18,892	$12,642
Denominator
Weighted-average shares outstanding — basic	95,195	89,481
Effect of dilutive stock options	4,252	5,323
Effect of dilutive RSUs	123	65
Weighted-average shares outstanding — diluted (1) (2)	99,570	94,869
Earnings per share :
Basic	$0.20	$0.14
Diluted	$0.19	$0.13
_______________________
(1)On April 27, 2020 in conjunction with a secondary offering, certain performance criteria were achieved resulting in the vesting of 1.7 million unvested performance-based stock options, and accordingly, these vested performance-based stock options were included in the diluted weighted-average shares outstanding beginning in the second quarter of fiscal 2020.
(2)We are required to include in diluted weighted-average shares outstanding contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. No PSUs were included in diluted weighted-average shares outstanding for the 13 weeks ended April 3, 2021.
The following weighted-average common stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended
	April 3, 2021	March 28, 2020
RSUs	3	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report, and the audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 2, 2021 ("2020 Annual Report on Form 10-K"). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other sections of this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to the first quarter of fiscal 2021 and the first quarter of fiscal 2020 refer to the 13 weeks ended April 3, 2021 and March 28, 2020, respectively.
As used in this report, references to "Grocery Outlet,""the Company,""the registrant,""we,""us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators (“IOs”) run our stores and create a neighborhood feel through personalized customer service and a localized product offering. As of April 3, 2021, we had 389 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
Secondary Public Offerings
On February 3, 2020, certain of our selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million which we recognized in selling, general and administrative expenses during the first quarter of fiscal 2020. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
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
COVID-19
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. As a result, many states, including states where we have significant operations, declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. As of the date of this filing, grocery stores are considered essential businesses in states and counties that have enacted requirements that residents leave their homes only for essential business ("shelter in place requirements") and are able to continue operating. As COVID-19 continued to spread and the situation has continued to evolve, there was a surge of positive COVID-19 cases around the country, particularly in California, during the first quarter of fiscal 2021, especially in January due to family gatherings during the holiday period.

Our IOs have faced and will continue to face staffing challenges including overtime pay, increased payroll attributable to employees who are compensated for their time to receive vaccines, and staffing shortages for a variety of reasons that are attributable to the COVID-19 pandemic, including school and childcare closures. In early 2021, counties in California and Washington have enacted or are considering enacting ordinances mandating "hazard pay" for grocery workers. While most of those ordinances have applied to large companies with more than 300 employees and have not applied to smaller businesses operated by a single employer, these ordinances do create staffing issues as many competitors are subject to those ordinances. In addition, federal and state governments have recently enacted legislation, such as the American Rescue Plan Act of 2021 and California's Senate Bill No. 95 to provide additional company paid benefits for employees and former employees impacted by the COVID-19 pandemic. Also, in the event that a Company employee, an IO, or IO employee tests positive for COVID-19, we may have to temporarily close a store, office or distribution center for cleaning and/or quarantine one or more employees which could negatively impact our financial results. We have incurred, and expect to continue to incur, cleaning and safety costs, costs for protective equipment and supplies, and higher personnel expenses. In addition, since the start of the pandemic certain inventory items have at times been, and may in the future again be, in short supply. All of these factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Further, planned construction and opening of new stores have been and may continue to be negatively impacted due to increased time periods to get permits and set up utilities. Finally, we have incurred, and expect to continue to incur, additional expenses as a result of certain increased costs related to our IOs. For example, we are paying a portion of the costs of protective equipment and cleaning supplies for our IOs as well as reducing interest rates on outstanding IO notes. We cannot reasonably estimate the length or severity of this pandemic, but it could have a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2021. See "Item 1A. Risk Factors—Major health epidemics, such as the outbreak caused by COVID-19, and other outbreaks could disrupt and adversely affect our operations, financial condition and business" in our 2020 Annual Report on Form 10-K for additional information.
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
First Quarter of Fiscal 2021 Overview
Key financial and operating performance results for the first quarter of fiscal 2021 were as follows:
•Net sales decreased by 1.0% to $752.5 million from $760.3 million in the first quarter of fiscal 2020; comparable store sales decreased by 8.2% compared to a 17.4% increase in the same period last year.
•We opened 10 new stores and closed one, ending the first quarter of fiscal 2021 with 389 stores in six states.
•Net income increased 49.4% to $18.9 million, or $0.19 per diluted share, compared to net income of $12.6 million, or $0.13 per diluted share, in the first quarter of fiscal 2020.
•Adjusted EBITDA(1) decreased 13.7% to $48.8 million compared to $56.6 million in the first quarter of fiscal 2020.
•Non-GAAP adjusted net income(1) decreased 19.6% to $23.1 million, or $0.23 per non-GAAP diluted share, compared to $28.8 million, or $0.30 per non-GAAP diluted share, in the first quarter of fiscal 2020.
_______________________
(1)Adjusted EBITDA, non-GAAP adjusted net income and non-GAAP adjusted diluted earnings per share are non-GAAP financial measures and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Beginning with the fourth quarter of fiscal 2020, we updated our definitions of adjusted EBITDA and non-GAAP adjusted net income to simplify our presentation and enhance comparability between periods. The presentations for adjusted EBITDA, non-GAAP adjusted net income and non-GAAP adjusted diluted earnings per share for the first quarter of fiscal 2020 have been recast to reflect these changes. See GAAP to non-GAAP reconciliations in the "Operating Metrics and Non-GAAP Financial Measures" section below for additional information.

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
Selling, General and Administrative Expenses
SG&A expenses are comprised of both store-related expenses and corporate expenses. Store-related expenses include commissions paid to IOs, occupancy and shared maintenance costs, Company-operated store expenses, including payroll, benefits, supplies and utilities and the cost of opening new IO stores. In addition, beginning in fiscal 2020, SG&A included incremental costs associated with COVID-19, such as cleaning and safety costs, costs for protective equipment and supplies. Corporate expenses include payroll and benefits for corporate and field support, marketing and advertising, insurance and professional services and operator recruiting and training costs. SG&A generally increases as we grow our store base and invest in our corporate infrastructure. SG&A expenses related to commissions paid to IOs are variable in nature and generally increase as gross profits rise and decrease as gross profits decline. The remainder of our expenses are primarily fixed in nature. We continue to closely manage our expenses and monitor SG&A as a percentage of sales. The components of our SG&A may not be comparable to the components of similar measures of other retailers. We expect that our SG&A will continue to increase in future periods as we continue to grow our sales revenue.
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

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of sales (amounts in thousands, except for percentages):

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Net sales	$752,466	$760,308
Cost of sales	520,539	523,282
Gross profit	231,927	237,026
Operating expenses:
Selling, general and administrative	188,598	186,931
Depreciation and amortization	15,543	12,945
Share-based compensation	3,939	20,277
Total operating expenses	208,080	220,153
Income from operations	23,847	16,873
Other expenses:
Interest expense, net	3,906	5,834
Debt extinguishment and modification costs	—	198
Total other expenses	3,906	6,032
Income before income taxes	19,941	10,841
Income tax expense (benefit)	1,049	(1,801)
Net income and comprehensive income	$18,892	$12,642

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Percentage of sales (1)
Net sales	100.0%	100.0%
Cost of sales	69.2%	68.8%
Gross profit	30.8%	31.2%
Operating expenses:
Selling, general and administrative	25.1%	24.6%
Depreciation and amortization	2.1%	1.7%
Share-based compensation	0.5%	2.7%
Total operating expenses	27.7%	29.0%
Income from operations	3.2%	2.2%
Other expenses:
Interest expense, net	0.5%	0.8%
Debt extinguishment and modification costs	—%	—%
Total other expenses	0.5%	0.8%
Income before income taxes	2.7%	1.4%
Income tax expense (benefit)	0.1%	(0.2)%
Net income and comprehensive income	2.5%	1.7%
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
Comparable store sales consists of sales from our stores beginning on the first day of the fourteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been closed for an extended period as well as any planned store closures or dispositions. When applicable, as was the case with fiscal 2020, we exclude the sales in the non-comparable week of a 53-week year from the same store sales calculation.
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
We define EBITDA as net income before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense, non-cash rent, asset impairment and gain or loss on disposition, provision for accounts receivable reserves and certain other expenses. Non-GAAP adjusted net income represents net income adjusted for the previously mentioned EBITDA adjustments, further adjusted for costs related to amortization of purchase accounting assets and deferred financing costs, tax impact of option exercises and vesting of RSUs, and tax effect of total adjustments. EBITDA, adjusted EBITDA and non-GAAP adjusted net income are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA, adjusted EBITDA and non-GAAP adjusted net income have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP measures through the use of various GAAP measures. In the future we may incur expenses or charges such as those added back to calculate adjusted EBITDA or non-GAAP adjusted net income. Our presentation of adjusted EBITDA and non-GAAP adjusted net income should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive our non-GAAP measures.
Beginning with the fourth quarter of fiscal 2020, we updated our definitions of adjusted EBITDA and non-GAAP adjusted net income to simplify our presentation and enhance comparability between periods. We no longer exclude new store pre-opening expenses from our presentation of adjusted EBITDA and non-GAAP adjusted net income. We also updated our definition of non-GAAP adjusted net income to exclude the tax impact of options exercises and vesting of RSUs. Lastly, debt extinguishment and modification costs were reclassified to the other adjustments line item within the presentation of both adjusted EBITDA and non-GAAP adjusted net income. The presentations for adjusted EBITDA and non-GAAP adjusted net income for the 13 weeks ended March 28, 2020 have been recast to reflect these changes and reconciliations between the revised and previous definitions of adjusted EBITDA and non-GAAP adjusted net income for each quarter of fiscal years 2020 and 2019 were provided in our Form 8-K filed with the SEC on March 2, 2021.
The following table summarizes key operating metrics and non-GAAP components of our results of operations for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Other Financial and Operations Data
Number of new stores	10	10
Number of stores open at end of period	389	355
Comparable store sales increase (decrease) (1)	(8.2)%	17.4%
EBITDA (2)	$39,991	$30,245
Adjusted EBITDA (2)	$48,837	$56,621
Non-GAAP adjusted net income (2)	$23,124	$28,753
_______________________
(1)Comparable store sales consist of sales from our stores beginning on the first day of the fourteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved.
(2)See "GAAP to Non-GAAP Reconciliations" section below for a reconciliation from our net income to EBITDA and adjusted EBITDA, net income to non-GAAP adjusted net income, and GAAP to non-GAAP earnings per share for the periods presented. Beginning with the fourth quarter of fiscal 2020, we updated our definitions of adjusted EBITDA and non-GAAP adjusted net income to simplify our presentation and enhance comparability between periods.
GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to non-GAAP adjusted net income, and our GAAP to non-GAAP earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Net income	$18,892	$12,642
Interest expense, net	3,906	5,834
Income tax expense (benefit)	1,049	(1,801)
Depreciation and amortization expenses (1)	16,144	13,570
EBITDA	39,991	30,245
Share-based compensation expenses (2)	3,939	20,277
Non-cash rent (3)	2,908	2,214
Asset impairment and gain or loss on disposition (4)	452	975
Provision for accounts receivable reserves (5)	955	848
Other (6)	592	2,062
Adjusted EBITDA	$48,837	$56,621

	13 Weeks Ended
	April 3, 2021	March 28, 2020
Net income	$18,892	$12,642
Share-based compensation expenses (2)	3,939	20,277
Non-cash rent (3)	2,908	2,214
Asset impairment and gain or loss on disposition (4)	452	975
Provision for accounts receivable reserves (5)	955	848
Other (6)	592	2,062
Amortization of purchase accounting assets and deferred financing costs (7)	2,943	2,936
Tax impact of option exercises and vesting of restricted stock units (8)	(4,256)	(4,994)
Tax effect of total adjustments (9)	(3,301)	(8,207)
Non-GAAP adjusted net income	$23,124	$28,753

GAAP earnings per share
Basic	$0.20	$0.14
Diluted	$0.19	$0.13
Non-GAAP adjusted earnings per share
Basic	$0.24	$0.32
Diluted	$0.23	$0.30
GAAP & Non-GAAP weighted average shares outstanding
Basic	95,195	89,481
Diluted	99,570	94,869
___________________________
(1)Includes depreciation related to our distribution centers which is included within the cost of sales line item in our Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 1 to the condensed consolidated financial statements for additional information about the components of cost of sales.
(2)Includes non-cash share-based compensation expense and cash dividends paid on vested share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016. See "Share-based Compensation Expense" in the “Comparison of the 13 weeks ended April 3, 2021 and March 28, 2020” section below for additional information.
(3)Consists of the non-cash portion of rent expense, which represents the difference between our straight-line rent expense recognized under GAAP and cash rent payments. The adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth in recent years.
(4)Represents impairment charges with respect to planned store closures and gains or losses on dispositions of assets in connection with store transitions to new IOs.
(5)Represents non-cash changes in reserves related to our IO notes and accounts receivable. See Note 2 to the condensed consolidated financial statements for additional information.
(6)Represents other non-recurring, non-cash or non-operational items, such as transaction related costs, including costs related to employer payroll taxes associated with equity awards, personnel-related costs, store closing costs, legal expenses, secondary equity offerings, debt extinguishment and modification costs, and miscellaneous costs.
(7)Represents the amortization of debt issuance costs and incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, which included trademarks, customer lists, and below-market leases.
(8)Represents excess tax benefits related to stock option exercises and vesting of RSUs to be recorded in earnings as discrete items in the reporting period in which they occur.
(9)Represents the tax effect of the total adjustments. We calculate the tax effect of the total adjustments on a discrete basis excluding any non-recurring and unusual tax items.

Comparison of the 13 weeks ended April 3, 2021 and March 28, 2020 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Net sales	$752,466	$760,308	$(7,842)	(1.0)%
The decrease in net sales for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020 was primarily attributable to a decrease in comparable store sales, offset by non-comparable store sales growth attributable to the net 34 new stores opened over the last 12 months.
Comparable store sales decreased 8.2% for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020. The decrease in comparable store sales was due to the initial surge in customer demand and elevated traffic in March 2020 resulting from the onset of the COVID-19 pandemic, which moderated in subsequent periods as customer shopping behaviors changed in response to the outbreak. Compared to the prior year period, the decline in customer traffic for the 13 weeks ended April 3, 2021 was partially offset by an increase in average transaction size.
Cost of Sales

	13 Weeks Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Cost of sales	$520,539	$523,282	$(2,743)	(0.5)%
% of net sales	69.2%	68.8%
The decrease in cost of sales for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020 was primarily the result of a decrease in comparable store sales (as discussed above), offset by new store growth.
Costs as a percentage of sales increased as a result of product inflation, fuel and freight cost increases, and inventory turns more in line with historical averages. For the 13 weeks ended March 28, 2020, costs as a percentage of sales decreased significantly compared to historical averages due to reduced product markdowns and throwaways resulting from faster inventory turns driven by COVID demand.
Gross Profit and Gross Margin

	13 Weeks Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Gross profit	$231,927	$237,026	$(5,099)	(2.2)%
Gross margin	30.8%	31.2%
The decrease in gross profit for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020 was primarily the result of a decrease in comparable store sales (as discussed above), offset by new store growth. Our gross margin decreased modestly for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020 primarily due to higher cost of sales as a percentage of sales as discussed previously.
Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
SG&A	$188,598	$186,931	$1,667	0.9%
% of net sales	25.1%	24.6%
The increase in SG&A for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020 was primarily driven by store occupancy and maintenance due to a higher store count, investments in general and administrative infrastructure to support the growth of our business, and higher incremental costs associated with COVID-19. Such increases were offset by decreases in variable commission payments to IOs related to lower sales volume.
As a percentage of sales, SG&A increased slightly for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020 due to the factors noted above.

Depreciation and Amortization Expense

	13 Weeks Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Depreciation and amortization	$15,543	$12,945	$2,598	20.1%
% of net sales	2.1%	1.7%
The increase in depreciation and amortization expenses for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020 was primarily driven by new store growth and other store capital investments.
Share-based Compensation Expense

	13 Weeks Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Share-based compensation	$3,939	$20,277	$(16,338)	(80.6)%
% of net sales	0.5%	2.7%
The decrease in share-based compensation expenses for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020 was primarily due to $18.5 million in share-based compensation expense we incurred in February 2020 related to 4.1 million performance-based stock options that vested in connection with the closing of the February 3, 2020 secondary offering, offset by an increase in expense related to RSUs and PSUs granted during fiscal 2021 and 2020. See Note 4 to the condensed consolidated financial statements for additional information.
Interest Expense, Net

	13 Weeks Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Interest expense, net	$3,906	$5,834	$(1,928)	(33.0)%
% of net sales	0.5%	0.8%
The decrease in net interest expense for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020 was primarily driven by lower interest rates under our First Lien Credit Agreement. See Note 3 to the condensed consolidated financial statements for additional information.
Debt Extinguishment and Modification Costs

	13 Weeks Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Debt extinguishment and modification costs	$—	198	$(198)	(100.0)%
% of net sales	—%	—%
During the 13 weeks ended March 28, 2020 we wrote off approximately $0.1 million of debt issuance costs and incurred $0.1 million of debt modification costs related to the repricing and amendment of our First Lien Credit Agreement. See Note 3 to the condensed consolidated financial statements for additional information.
Income Tax Expense (Benefit)

	13 Weeks Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Income tax expense (benefit)	$1,049	$(1,801)	$2,850	158.2%
% of net sales	0.1%	(0.2)%
Effective tax rate	5.3%	(16.6)%
During the 13 weeks ended April 3, 2021, we recorded a net income tax expense of $1.0 million, compared to a net income tax benefit of $1.8 million for the 13 weeks ended March 28, 2020. This change was primarily driven by higher pretax income during the 13 weeks ended April 3, 2021 as well as a reduction in excess tax benefits related to the exercise of stock options and vesting of RSUs as compared to the same period in fiscal 2020. Such excess tax benefits totaled $4.3 million for the 13 weeks ended April 3, 2021 compared to $5.0 million for the 13 weeks ended March 28, 2020.
Net Income

	13 Weeks Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Net income	$18,892	$12,642	$6,250	49.4%
% of net sales	2.5%	1.7%
As a result of the foregoing factors, net income increased for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020.
Adjusted EBITDA

	13 Weeks Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Adjusted EBITDA	$48,837	$56,621	$(7,784)	(13.7)%
The decrease in adjusted EBITDA for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020 was primarily due to the decrease in net sales, which was primarily driven by a decrease in comparable store sales of 8.2% for the 13 weeks ended April 3, 2021, along with an increase to SG&A compared to the same period in fiscal 2020, each as discussed above.
Non-GAAP Adjusted Net Income

	13 Weeks Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Non-GAAP adjusted net income	$23,124	$28,753	$(5,629)	(19.6)%
The decrease in non-GAAP adjusted net income for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020 was primarily due to an decrease in net sales, which was primarily driven by a decrease in comparable store sales of 8.2% for the 13 weeks ended April 3, 2021, along with an increase to SG&A compared to the same period in fiscal 2020, each as discussed above.

Liquidity and Capital Resources
Sources of Liquidity
As of April 3, 2021, we had cash and cash equivalents of $95.3 million, which consisted primarily of cash held in checking and money market accounts with financial institutions.
Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have funded our working capital and capital expenditures requirements with internally generated cash on hand and through proceeds from the initial public offering of our common stock in June 2019. Our current primary sources of liquidity are net cash provided by operating activities and borrowings and availability under our First Lien Credit Agreement. In addition, we also have a $100.0 million revolving credit facility available under our First Lien Credit Agreement. As of April 3, 2021, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under this revolving credit facility.
Public Offerings
On February 3, 2020, certain of our selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs of $1.1 million, which we recognized in SG&A during the first quarter of fiscal 2020. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
On April 27, 2020, certain of our selling stockholders completed another secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.0 million, which we recognized in SG&A during the second quarter of fiscal 2020. We received $1.6 million in cash (excluding withholding taxes) in connection with the exercise of 269,000 options by certain stockholders participating in this secondary public offering.
First Lien Credit Agreement
First Incremental Agreement — On July 23, 2019, we entered into an incremental agreement (the "First Incremental Agreement") to amend the First Lien Credit Agreement. The First Incremental Agreement refinanced the term loan outstanding under the First Lien Credit Agreement with a replacement $475.2 million senior secured term loan credit facility (the "First Replacement Term Loan") with an applicable margin of 3.50% or 3.25% for Eurodollar loans and 2.50% or 2.25% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings, Inc. The First Replacement Term Loan was to mature on October 22, 2025, which was the same maturity date as the prior term loan under our First Lien Credit Agreement. On October 23, 2019, we prepaid $15.0 million of principal on the First Replacement Term Loan.
Second Incremental Agreement — On January 24, 2020, we entered into a second incremental agreement (the “Second Incremental Agreement”) to further amend the First Lien Credit Agreement. The Second Incremental Agreement refinanced the First Replacement Term loan under the First Incremental Agreement with a replacement $460.0 million senior secured term loan credit facility (the "Second Replacement Term Loan") with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, and made certain other corresponding technical changes and updates to the previously amended First Lien Credit Agreement. The interest rate on the Second Replacement Term Loan was 2.86% as of April 3, 2021. The Second Replacement Term Loan matures on October 22, 2025, which is the same maturity date as the prior term loans under the original First Lien Credit Agreement and First Incremental Agreement.
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
Revolving Credit Facility — On March 19, 2020, we borrowed $90.0 million under the revolving credit facility of our First Lien Credit Agreement (the "Revolving Credit Facility Loan"), the proceeds of which were to be used as reserve funding for working capital needs as a precautionary measure in light of the economic uncertainty surrounding the COVID-19 pandemic. On May 26, 2020, we repaid the Revolving Credit Facility Loan in full. As of April 3, 2021, we had $96.5 million of borrowing capacity available under the revolving credit facility.
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
As of April 3, 2021, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands, except percentages):

	13 Weeks Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Net cash provided by operating activities	$26,413	$67,820	$(41,407)	(61.1)%
Net cash used in investing activities	$(39,164)	$(29,793)	$(9,371)	31.5%
Net cash provided by financing activities	$2,717	$94,808	$(92,091)	(97.1)%
Net increase (decrease) in cash and cash equivalents	$(10,034)	$132,835	$(142,869)	(107.6)%
Cash Provided by Operating Activities
Net cash provided by operating activities was $26.4 million for the 13 weeks ended April 3, 2021, compared to $67.8 million for the same period in fiscal 2020. The decrease in net cash provided by operating activities of $41.4 million for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020 was primarily the result of the first quarter of fiscal 2020 seeing an increase in working capital largely driven by a reduction in merchandise inventory due to increased net sales resulting from the onset of the COVID-19 pandemic.
Cash Used in Investing Activities
Net cash used in investing activities was $39.2 million for the 13 weeks ended April 3, 2021 compared to $29.8 million for the same period in fiscal 2020. The increase in net cash used in investing activities of $9.4 million for the 13 weeks ended April 3, 2021 compared to the same period in fiscal 2020 was primarily related to capital expenditures including the construction of newly opened stores and stores under development as well as existing store capital investments. We had 10 new store openings and two store relocations in the 13 weeks ended April 3, 2021 compared to 10 new store openings and one store relocation in the same period of fiscal 2020.
Cash Provided by Financing Activities
Net cash provided by financing activities was $2.7 million for the 13 weeks ended April 3, 2021 compared to $94.8 million net cash provided by financing activities for the same period in fiscal 2020. The net cash provided by financing activities of $2.7 million for the 13 weeks ended April 3, 2021 was primarily due to proceeds from the exercise of stock options while the net cash provided by financing activities of $94.8 million for the same period in fiscal 2020 was primarily related to $90.0 million in proceeds received from our Revolving Credit Facility Loan as well as proceeds from the exercise of share-based awards.

Off-Balance Sheet Arrangements
As of April 3, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our contractual obligations during the 13 weeks ended April 3, 2021 from those disclosed in our 2020 Annual Report on Form 10-K.
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
There have been no material changes to our critical accounting policies and estimates during the 13 weeks ended April 3, 2021 from those disclosed in our 2020 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of April 3, 2021, our outstanding credit facilities included a $460.0 million term loan (the "Second Replacement Term Loan"). As of April 3, 2021, the interest rate on the Second Replacement Term Loan was 2.86%. See Note 3 to the condensed consolidated financial statements for additional information. Based on the outstanding balance and interest rate of our Second Replacement Term Loan as of April 3, 2021, a hypothetical 10% relative increase or decrease in the effective interest rate would cause an increase or decrease in interest expense of approximately $1.3 million over the next 12 months.
We do not currently use derivative financial instruments for speculative or trading purposes. This practice does not preclude our adoption of specific hedging strategies in the future.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 3, 2021.
Changes in Internal Control over Financial Reporting
During the quarter ended April 3, 2021, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2020 Annual Report on Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.There have been no material changes to our risk factors since the 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Default Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.2
10.1†*	Employment Offer Letter by and between Heather L. Mayo and the Company dated August 29, 2019
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grocery Outlet Holding Corp.
Date:	May 12, 2021	By:	/s/ Charles C. Bracher
Charles C. Bracher Chief Financial Officer (Principal Financial Officer)

Grocery Outlet Holding Corp.
Date:	May 12, 2021	By:	/s/ Lindsay E. Gray
Lindsay E. Gray Vice President and Corporate Controller (Principal Accounting Officer)