Form 10-Q
period 2021-07-03
Grocery Outlet Holding Corp.
filed 2021-08-11
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 5, 2021, the registrant had 95,920,474 shares of common stock outstanding.

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
As used in this report, references to "Grocery Outlet," "the Company," "registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	July 3, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$126,623	$105,326
Independent operator receivables and current portion of independent operator notes, net of allowance $1,216 and $985	6,286	5,443
Other accounts receivable, net of allowance $28 and $39	3,064	5,950
Merchandise inventories	248,172	245,157
Prepaid expenses and other current assets	17,845	20,081
Total current assets	401,990	381,957
Independent operator notes, net of allowance $8,961 and $7,124	20,197	27,440
Property and equipment, net	471,285	433,652
Operating lease right-of-use assets	866,687	835,397
Intangible assets, net	48,806	48,226
Goodwill	747,943	747,943
Deferred income tax assets, net	—	3,529
Other assets	8,844	7,480
Total assets	$2,565,752	$2,485,624
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$112,062	$114,278
Accrued expenses	39,180	35,699
Accrued compensation	11,033	26,447
Current lease liabilities	44,813	48,675
Income and other taxes payable	6,805	7,547
Total current liabilities	213,893	232,646
Long-term debt, net	450,302	449,233
Deferred income tax liabilities, net	1,038	—
Long-term lease liabilities	926,636	881,438
Total liabilities	1,591,869	1,563,317
Commitments and contingencies (Note 7)
Stockholders' equity:
Voting common stock, par value $0.001 per share, 500,000,000 shares authorized; 95,837,220 and 94,854,336 shares issued and outstanding, respectively	96	95
Additional paid-in capital	800,090	787,047
Retained earnings	173,697	135,165
Total stockholders' equity	973,883	922,307
Total liabilities and stockholders' equity	$2,565,752	$2,485,624
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$775,535	$803,429	$1,528,001	$1,563,737
Cost of sales	537,737	549,678	1,058,276	1,072,960
Gross profit	237,798	253,751	469,725	490,777
Operating expenses:
Selling, general and administrative	192,955	198,002	381,553	384,933
Depreciation and amortization	16,959	13,215	32,502	26,160
Share-based compensation	4,210	10,175	8,149	30,452
Total operating expenses	214,124	221,392	422,204	441,545
Income from operations	23,674	32,359	47,521	49,232
Other expenses (income):
Interest expense, net	3,922	5,270	7,828	11,104
Gain on insurance recoveries	(3,970)	—	(3,970)	—
Debt extinguishment and modification costs	—	—	—	198
Total other expenses (income)	(48)	5,270	3,858	11,302
Income before income taxes	23,722	27,089	43,663	37,930
Income tax expense (benefit)	4,082	(2,244)	5,131	(4,045)
Net income and comprehensive income	$19,640	$29,333	$38,532	$41,975
Basic earnings per share	$0.21	$0.32	$0.40	$0.47
Diluted earnings per share	$0.20	$0.30	$0.39	$0.43
Weighted average shares outstanding:
Basic	95,724	90,800	95,449	90,152
Diluted	99,604	98,618	99,587	97,333
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Voting Common		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of January 2, 2021	94,854,336	$95	$787,047	$135,165	$922,307
Exercise and vesting of share-based awards	647,137	1	2,952		2,953
Share-based compensation expense			3,939		3,939
Dividends paid			(5)		(5)
Net income and comprehensive income				18,892	18,892
Balance as of April 3, 2021	95,501,473	96	793,933	154,057	948,086
Exercise and vesting of share-based awards	335,747	—	2,039		2,039
Share-based compensation expense			4,210		4,210
Dividends paid			(92)		(92)
Net income and comprehensive income				19,640	19,640
Balance as of July 3, 2021	95,837,220	$96	$800,090	$173,697	$973,883
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued
(in thousands, except share amounts)
(unaudited)

	Voting Common		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of December 28, 2019	89,005,062	$89	$717,282	$28,013	$745,384
Cumulative effect of accounting change				439	439
Exercise and vesting of share-based awards	902,132	1	6,032		6,033
Share-based compensation expense			20,277		20,277
Dividends paid			(147)		(147)
Net income and comprehensive income				12,642	12,642
Balance as of March 28, 2020	89,907,194	$90	$743,444	$41,094	$784,628
Exercise and vesting of share-based awards	1,511,079	1	9,844		9,845
Tax paid on behalf of employees related to net settlement of share-based awards			(483)		(483)
Share-based compensation expense			10,175		10,175
Dividends paid			(97)		(97)
Net income and comprehensive income				29,333	29,333
Balance as of June 27, 2020	91,418,273	$91	$762,883	$70,427	$833,401
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net income	$38,532	$41,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	29,969	23,832
Amortization of intangible and other assets	3,842	3,625
Amortization of debt issuance costs and debt discounts	1,255	1,137
Gain on insurance recoveries	(3,970)	—
Debt extinguishment and modification costs	—	198
Share-based compensation	8,149	30,452
Provision for accounts receivable	2,289	(51)
Proceeds from insurance recoveries - business interruption and inventory	2,103	—
Deferred income taxes	4,567	(4,783)
Other	764	1,166
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	1,869	(7,244)
Merchandise inventories	(3,015)	(9,854)
Prepaid expenses and other current assets	2,236	938
Income and other taxes payable	(742)	5,901
Trade accounts payable, accrued compensation and other accrued expenses	(11,279)	(8,367)
Changes in operating lease assets and liabilities, net	8,570	11,131
Net cash provided by operating activities	85,139	90,056
Cash flows from investing activities:
Advances to independent operators	(4,945)	(3,000)
Repayments of advances from independent operators	2,464	3,017
Purchases of property and equipment	(63,988)	(49,972)
Proceeds from sales of assets	20	216
Intangible assets and licenses	(3,637)	(2,431)
Proceeds from insurance recoveries - property and equipment	1,867	—
Net cash used in investing activities	(68,219)	(52,170)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,992	15,878
Proceeds from revolving credit facility loan	—	90,000
Principal payments on revolving credit facility loan	—	(90,000)
Payments made for net settlement of employee share-based compensation awards	—	(483)
Principal payments on term loans	—	(187)
Principal payments on other borrowings	(518)	(447)
Dividends paid	(97)	(244)
Debt issuance costs paid	—	(701)
Net cash provided by financing activities	4,377	13,816
Net increase in cash and cash equivalents	21,297	51,702
Cash and cash equivalents at beginning of period	105,326	28,101
Cash and cash equivalents at end of period	$126,623	$79,803
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of July 3, 2021, we had 400 stores throughout California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission (the "SEC") for interim reporting. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 filed with the SEC on March 2, 2021. The condensed consolidated balance sheet as of January 2, 2021 included herein has been derived from those audited consolidated financial statements.
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
There were no assets or liabilities measured at fair value on a recurring basis as of July 3, 2021 or January 2, 2021. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. There were no transfers of assets or liabilities between levels within the fair value hierarchy as of July 3, 2021 or January 2, 2021.
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
Notes payable and term loans — The carrying value of such financial instruments approximates their fair value since the stated interest rates approximates market rates for loans with similar terms for borrowers with similar credit profiles. However, in accordance with Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, the fair values of our term loans as of July 3, 2021 and January 2, 2021 are disclosed in the below table.
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	July 3, 2021		January 2, 2021
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Term loans (Level 2)	$458,887	$459,425	$458,757	$460,000
_______________________
(1)The carrying amounts as of July 3, 2021 and January 2, 2021 are net of unamortized debt discounts of $1.1 million and $1.2 million, respectively.
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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any performance obligations, or any material costs to obtain or fulfill a contract as of July 3, 2021 and January 2, 2021.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards (“breakage”) under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $2.4 million and $3.2 million as of July 3, 2021 and January 2, 2021, respectively. Breakage amounts were immaterial for the 13 and 26 weeks ended July 3, 2021 and June 27, 2020.
Disaggregated Revenues — The following table presents sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Perishable (1)	$270,856	$275,819	$532,274	$529,267
Non-perishable (2)	504,679	527,610	995,727	1,034,470
Total sales	$775,535	$803,429	$1,528,001	$1,563,737
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
We had 396, 375 and 357 stores operated by IOs as of July 3, 2021, January 2, 2021 and June 27, 2020, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO may select a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. IOs are required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days’ notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Sales related to IO stores were $762.1 million and $788.5 million for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and $1.50 billion and $1.53 billion for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively. We, in turn, pay IOs a commission based on a share of the gross profit of the store. Inventories and related sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions were expensed and included in SG&A. IO commissions were $115.4 million and $122.5 million for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and $228.1 million and $236.9 million for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively. IO commissions of $6.3 million and $6.0 million were included in accrued expenses as of July 3, 2021 and January 2, 2021, respectively.
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
Our maximum exposure to the IOs is generally limited to the gross operator notes and receivables due from these entities, which was $36.7 million and $41.0 million as of July 3, 2021 and January 2, 2021, respectively. See Note 2 for additional information.

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
Note 2. Independent Operator Notes and Receivables
The amounts included in IO notes and accounts receivable consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes are payable on demand and typically bear interest at rates between 3.00% and 9.95%. Accrued interest receivable on IO notes is included within the “independent operator receivables and current portion of independent operator notes, net of allowance” line item on the condensed consolidated balance sheets and was $0.3 million and $0.4 million as of July 3, 2021 and January 2, 2021, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of July 3, 2021 or January 2, 2021. Notes and receivables of our IOs participating in our TCAP, as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from IOs and the related allowances as of July 3, 2021 and January 2, 2021 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
July 3, 2021
Independent operator notes	$31,353	$(586)	$(8,961)	$21,806	$1,609	$20,197
Independent operator receivables	5,307	(630)	—	4,677	4,677	—
Total	$36,660	$(1,216)	$(8,961)	$26,483	$6,286	$20,197

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
January 2, 2021
Independent operator notes	$37,238	$(514)	$(7,124)	$29,600	$2,160	$27,440
Independent operator receivables	3,754	(471)	—	3,283	3,283	—
Total	$40,992	$(985)	$(7,124)	$32,883	$5,443	$27,440

A summary of activity in the IO notes and receivable allowance was as follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Beginning balance	$9,003	$10,592	$8,109	$10,371
Provision for independent operator notes and receivables	1,400	(921)	2,300	(73)
Cumulative effect of accounting change	—	—	—	(439)
Write-off of provision for independent operator notes and receivables	(226)	(493)	(232)	(681)
Ending Balance	$10,177	$9,178	$10,177	$9,178

The following table presents the amortized cost basis of IO notes by year of origination and credit quality indicator as of July 3, 2021 (amounts in thousands):

Credit Quality Indicator	2021 (YTD)	2020	2019	2018	2017	Prior	Total
TCAP	$1,086	$1,853	$2,304	$1,444	$533	$—	$7,220
Non-TCAP	2,800	2,354	4,908	2,627	1,308	666	14,663
New store	3,397	6,073	—	—	—	—	9,470
Total	$7,283	$10,280	$7,212	$4,071	$1,841	$666	$31,353

Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	July 3, 2021	January 2, 2021
First Lien Credit Agreement:
Term loan	$460,000	$460,000
Long-term debt, gross	460,000	460,000
Less: Unamortized debt discounts and debt issuance costs	(9,698)	(10,767)
Long-term debt, net	$450,302	$449,233
First Lien Credit Agreement
GOBP Holdings, Inc ("GOBP Holdings"), our wholly owned subsidiary, together with another of our wholly owned subsidiaries, has a first lien credit agreement (the “First Lien Credit Agreement”) with a syndicate of lenders that consists of a $460.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with sub-commitments for a $35.0 million letter of credit and $20.0 million of swingline loans as of July 3, 2021. The First Lien Credit Agreement permits voluntary prepayment on borrowings without premium or penalty. Borrowings under the First Lien Credit Agreement are secured by substantially all the assets of the borrower subsidiary and its guarantors.
Term Loan
Our $460.0 million senior term loan matures on October 22, 2025 and had an interest rate of 2.84% as of July 3, 2021. Due to previous prepayments on the term loan, no further principal payment on the term loan will be due until the maturity date.

On January 24, 2020, GOBP Holdings together with another of our wholly owned subsidiaries, entered into a second incremental agreement (the "Second Incremental Agreement") which amended a previous incremental agreement (the "First Incremental Agreement"). The Second Incremental Agreement refinanced a previous replacement term loan under the First Incremental Agreement with a replacement $460.0 million senior secured term loan (the "Second Replacement Term Loan") with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, in each case depending on the public corporate family rating of GOBP Holdings, and made certain other corresponding technical changes and updates to the First Incremental Agreement. We wrote off debt issuance costs of $0.1 million and incurred debt modification costs of $0.1 million during the first quarter of fiscal 2020 in connection with this refinance.
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
Revolving Credit Facility
As of July 3, 2021, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under the revolving credit facility. No amounts were outstanding under the revolving credit facility as of July 3, 2021 and January 2, 2021.
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
As of July 3, 2021, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.

Schedule of Principal Maturities
Principal maturities of debt as of July 3, 2021 are as follows (amounts in thousands):

Remainder of fiscal 2021	$—
Fiscal 2022	—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	460,000
Thereafter	—
Total	$460,000
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Interest on loans	$3,530	$4,998	$7,094	$10,788
Amortization of debt issuance costs	563	564	1,126	1,120
Interest on finance leases	97	76	190	187
Other	3	7	6	13
Interest income	(271)	(375)	(588)	(1,004)
Interest expense, net	$3,922	$5,270	$7,828	$11,104
Debt Extinguishment and Modification Costs
Debt extinguishment and modification costs consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Write off of debt issuance costs	$—	$—	$—	$74
Debt modification costs	—	—	—	124
Debt extinguishment and modification costs	$—	$—	$—	$198

Note 4. Share-based Awards
For a discussion of our share-based incentive plans, refer to NOTE 7 —Share-based Awards of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 filed with the SEC on March 2, 2021.
Grant Activity
The following table summarizes stock option activity under all equity incentive plans during the 26 weeks ended July 3, 2021:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of January 2, 2021	3,864,772	$12.42	2,325,580	$4.54
Exercised	(371,294)	7.49	(493,408)	4.21
Forfeitures	(114,621)	20.39	—	—
Options outstanding as of July 3, 2021	3,378,857	$12.69	1,832,172	$4.62
Options vested and exercisable as of July 3, 2021	2,010,885	$7.58	1,832,172	$4.62
The following table summarizes restricted stock unit ("RSU") activity under all equity incentive plans during the 26 weeks ended July 3, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 2, 2021	341,842	$35.16
Granted	324,832	35.46
Vested	(96,138)	36.91
Forfeitures	(23,894)	35.09
Unvested balance as of July 3, 2021	546,642	$35.03
The following table summarizes performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the 26 weeks ended July 3, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 2, 2021	407,462	$36.90
Granted (1)	319,606	35.45
Forfeitures	(31,581)	36.76
Unvested balance as of July 3, 2021 (2)	695,487	$36.24
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)An additional 443,008 PSUs could potentially be included if the maximum performance levels are reached for all PSUs outstanding as of July 3, 2021.

Share-Based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Time-based stock options	$315	$711	$1,037	$1,470
Performance-based stock options	—	7,581	—	26,079
RSUs	1,917	1,319	3,413	2,192
PSUs	1,886	467	3,602	467
Dividends (1)	92	97	97	244
Share-based compensation expense	$4,210	$10,175	$8,149	$30,452
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016.

Note 5. Income Taxes
Our income tax expense (benefit) and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Income tax expense (benefit)	$4,082	$(2,244)	$5,131	$(4,045)
Effective income tax rate	17.2%	(8.3)%	11.8%	(10.7)%
The change from income tax benefits of $2.2 million and $4.0 million for the 13 and 26 weeks ended June 27, 2020, respectively, to income tax expenses of $4.1 million and $5.1 million for the 13 and 26 weeks ended July 3, 2021, respectively, was primarily driven by a reduction in excess tax benefits related to the exercise of stock options and vesting of RSUs, as compared to the same periods in fiscal 2020.
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, the Company updates the estimated annual effective tax rate. Our effective income tax rate for the 13 and 26 weeks ended July 3, 2021 was lower than the U.S. statutory income tax rate of 21% primarily due to excess tax benefits related to the exercise of stock options and vesting of RSUs. The increase in our effective income tax rate for the 13 and 26 weeks ended July 3, 2021 compared to the corresponding period in fiscal 2020 was primarily due to the above mentioned reduction in discrete items related to the exercise of stock options and vesting of employee RSUs.
Our policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations and comprehensive income, nor have we accrued for or made payments for interest and penalties. We had no unrecognized tax benefits as of July 3, 2021 and January 2, 2021, respectively, and do not anticipate any changes to our uncertain tax positions within the next 12 months.
Note 6. Related Party Transactions
Related Party Leases
We leased property from entities affiliated with certain of our non-controlling stockholders for 15 store locations and one warehouse location as of both July 3, 2021 and June 27, 2020. Affiliated entities received aggregate lease payments from us of $1.5 million for each of the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and $3.0 million for each of the 26 weeks ended July 3, 2021 and June 27, 2020, respectively. We had total prepaid rent for these properties of $0.5 million as of July 3, 2021 and zero as of January 2, 2021.

Independent Operator Notes and Receivables
We offer interest-bearing notes to IOs and the gross operating notes and receivables due from these IOs was $36.7 million and $41.0 million as of July 3, 2021 and January 2, 2021, respectively. See Note 2 for additional information.
Note 7. Commitments and Contingencies
We are involved from time to time in claims, proceedings and litigation arising in the normal course of business. We do not believe the impact of such litigation will have a material adverse effect on our condensed consolidated financial statements taken as a whole.
Note 8. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator
Net income and comprehensive income	$19,640	$29,333	$38,532	$41,975
Denominator
Weighted-average shares outstanding — basic	95,724	90,800	95,449	90,152
Effect of dilutive stock options	3,783	7,729	4,023	7,103
Effect of dilutive RSUs	97	89	115	78
Weighted-average shares outstanding — diluted (1)	99,604	98,618	99,587	97,333
Earnings per share :
Basic	$0.21	$0.32	$0.40	$0.47
Diluted	$0.20	$0.30	$0.39	$0.43
_______________________
(1)We are required to include in diluted weighted-average shares outstanding contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. No PSUs were included in diluted weighted-average shares outstanding for the 13 and 26 weeks ended July 3, 2021 and June 27, 2020.
The following weighted-average common stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
RSUs	2	121	2	61

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report, and the audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 filed with the United States ("U.S.") Securities and Exchange Commission (the "SEC") on March 2, 2021 ("2020 Annual Report on Form 10-K"). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other sections of this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to the second quarter of fiscal 2021 and the second quarter of fiscal 2020 refer to the 13 weeks ended July 3, 2021 and June 27, 2020, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators (“IOs”) run our stores and create a neighborhood feel through personalized customer service and a localized product offering. As of July 3, 2021, we had 400 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
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
COVID-19
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. As a result, many states, including states where we have significant operations, declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. As of the date of this filing, the states in which we operate have "re-opened" but states and counties maintain differing and evolving requirements related to COVID-19. As we cycle periods of 2020 that included elevated COVID-related demand, we are reporting declines in year-over-year net sales and comparable store sales growth. In addition, consumer behavior continues to be impacted by a variety of factors including, in part, increased consumer mobility and travel, higher food-away-from-home spend, continued consolidation of grocery store visits, elevated grocery e-commerce usage and higher levels of government stimulus, leading to consumers prioritizing convenience over value. There has also been a recent surge of positive COVID-19 cases related to the Delta variant around the country, including states in which we operate, creating additional uncertainty and potential impacts to staffing. As a result of those factors, it is difficult to predict near term consumer behavior and resulting sales trends for our business.

Our IOs have faced and will continue to face staffing challenges including overtime pay, increased payroll attributable to employees who are compensated for their time to receive vaccines, and staffing shortages for a variety of reasons that are attributable to the COVID-19 pandemic. In early 2021, many counties in California and Washington enacted ordinances mandating "hazard pay" for grocery workers. While most of those ordinances have applied to large companies with more than 300 employees and have not applied to smaller businesses operated by a single employer (such as an Independent Operator), these ordinances do create staffing issues as many competitors are subject to those ordinances. In addition, federal and state governments have enacted legislation, such as the American Rescue Plan Act of 2021 and California's Senate Bill No. 95 to provide additional company paid benefits for employees and former employees impacted by the COVID-19 pandemic. Also, in the event that a Company employee, an IO, or IO employee tests positive for COVID-19, we may have to temporarily close a store, office or distribution center for cleaning and/or quarantine one or more employees which could negatively impact our financial results. We have incurred, and expect to continue to incur, cleaning and safety costs, supplies, and higher personnel expenses. In addition, since the start of the pandemic certain inventory items have at times been, and may in the future again be, in short supply. Additionally, certain fixture upgrades and new refrigeration units now have longer lead times. All of these factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Further, planned construction and opening of new stores have been and may continue to be negatively impacted due to increased time periods to get materials such as steel, obtain permits and licenses and set up utilities. Finally, we have incurred, and expect to continue to incur, additional expenses as a result of certain increased costs related to our IOs. For example, we are paying a portion of the costs of personal protective equipment ("PPE") and cleaning supplies for our IOs as well as reducing interest rates on outstanding IO notes. We cannot reasonably estimate the length or severity of this pandemic, but it could have a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2021. See "Item 1A. Risk Factors—Major health epidemics, such as the outbreak caused by COVID-19, and other outbreaks could disrupt and adversely affect our operations, financial condition and business" in our 2020 Annual Report on Form 10-K for additional information.
Key Factors and Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key GAAP measures we use are net sales, gross profit and gross margin, selling, general and administrative expenses (“SG&A”) and operating income. The key operational metrics and non-GAAP measures we use are number of new stores, comparable store sales, EBITDA, adjusted EBITDA and adjusted net income.
Second Quarter of Fiscal 2021 Overview
Key financial and operating performance results for the second quarter of fiscal 2021 were as follows:
•Net sales decreased by 3.5% to $775.5 million from $803.4 million in the second quarter of fiscal 2020; comparable store sales decreased by 10.0% compared to a 16.7% increase in the same period last year.
•We opened 11 new stores, ending the second quarter of fiscal 2021 with 400 stores in six states.
•Net income decreased 33.0% to $19.6 million, or $0.20 per diluted share, compared to net income of $29.3 million, or $0.30 per diluted share, in the second quarter of fiscal 2020.
•Adjusted EBITDA(1) decreased 15.7% to $50.8 million compared to $60.3 million in the second quarter of fiscal 2020.
•Adjusted net income(1) decreased 27.1% to $23.3 million, or $0.23 per adjusted diluted share, compared to $32.0 million, or $0.32 per adjusted diluted share, in the second quarter of fiscal 2020.
_______________________
(1)Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share are non-GAAP financial measures and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Beginning with the fourth quarter of fiscal 2020, we updated our definitions of adjusted EBITDA and adjusted net income to simplify our presentation and enhance comparability between periods. The presentations for adjusted EBITDA, adjusted net income and adjusted diluted earnings per share for fiscal 2020 have been recast to reflect these changes. See GAAP to non-GAAP reconciliations in the "Operating Metrics and Non-GAAP Financial Measures" section below for additional information.

Key Components of Results of Operations
Net Sales
We recognize revenues from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Discounts provided to customers by us are recognized at the time of sale as a reduction in sales as the products are sold. Discounts that are funded solely by IOs are not recognized as a reduction in sales as the IO bears the incidental costs arising from the discount. We do not accept manufacturer coupons. Sales consist of sales from comparable stores and non-comparable stores, described below under “Comparable Store Sales.” Growth of our sales is generally driven by expansion of our store base in existing and new markets as well as comparable store sales growth. Sales are impacted by the spending habits of our customers, product mix and availability, as well as promotional and competitive activities. Our ever-changing selection of offerings across diverse product categories supports growth in sales by attracting new customers and encouraging repeat visits from our existing customers. The spending habits of our customers are affected by changes in macroeconomic conditions, such as those experienced beginning in March 2020 due to the COVID-19 pandemic, and changes in discretionary income. As another example, the recent re-opening of businesses has led to a decrease in our customer count as customers are again traveling and eating out at restaurants. Our customers’ discretionary income is primarily impacted by wages, fuel and other cost-of-living increases including food-at-home inflation, as well as consumer trends and preferences, which fluctuate depending on the environment. Because we offer a broad selection of merchandise at extreme values, historically we have benefited from periods of economic uncertainty.
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
Selling, General and Administrative Expenses
SG&A expenses are comprised of both store-related expenses and corporate expenses. Store-related expenses include commissions paid to IOs, occupancy and shared maintenance costs, the cost of opening new IO stores, and Company-operated store expenses, including payroll, benefits, supplies and utilities. In addition, beginning in fiscal 2020, SG&A included incremental costs associated with COVID-19, such as cleaning and safety costs, costs for PPE and supplies. Corporate expenses include payroll and benefits for corporate and field support, marketing and advertising, insurance and professional services and operator recruiting and training costs. SG&A generally increases as we grow our store base and invest in our corporate infrastructure. SG&A expenses related to commissions paid to IOs are variable in nature and generally increase as gross profits rise and decrease as gross profits decline. The remainder of our expenses are primarily fixed in nature. We continue to closely manage our expenses and monitor SG&A as a percentage of sales. The components of our SG&A may not be comparable to the components of similar measures of our competitors and other retailers. We expect that our SG&A will continue to increase in future periods as we continue to grow our sales revenue.
Operating Income
Operating income is gross profit less SG&A, depreciation and amortization and share-based compensation. Operating income excludes interest expense, net, gain on insurance recoveries, debt extinguishment and modification costs and income tax expense (benefit). We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of sales (amounts in thousands, except for percentages):

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$775,535	$803,429	$1,528,001	$1,563,737
Cost of sales	537,737	549,678	1,058,276	1,072,960
Gross profit	237,798	253,751	469,725	490,777
Operating expenses:
Selling, general and administrative	192,955	198,002	381,553	384,933
Depreciation and amortization	16,959	13,215	32,502	26,160
Share-based compensation	4,210	10,175	8,149	30,452
Total operating expenses	214,124	221,392	422,204	441,545
Income from operations	23,674	32,359	47,521	49,232
Other expenses (income):
Interest expense, net	3,922	5,270	7,828	11,104
Gain on insurance recoveries	(3,970)	—	(3,970)	—
Debt extinguishment and modification costs	—	—	—	198
Total other expenses (income)	(48)	5,270	3,858	11,302
Income before income taxes	23,722	27,089	43,663	37,930
Income tax expense (benefit)	4,082	(2,244)	5,131	(4,045)
Net income and comprehensive income	$19,640	$29,333	$38,532	$41,975

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Percentage of sales (1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.3%	68.4%	69.3%	68.6%
Gross profit	30.7%	31.6%	30.7%	31.4%
Operating expenses:
Selling, general and administrative	24.9%	24.6%	25.0%	24.6%
Depreciation and amortization	2.2%	1.6%	2.1%	1.7%
Share-based compensation	0.5%	1.3%	0.5%	1.9%
Total operating expenses	27.6%	27.6%	27.6%	28.2%
Income from operations	3.1%	4.0%	3.1%	3.1%
Other expenses (income):
Interest expense, net	0.5%	0.7%	0.5%	0.7%
Gain on insurance recoveries	(0.5)%	—%	(0.3)%	—%
Debt extinguishment and modification costs	—%	—%	—%	—%
Total other expenses (income)	—%	0.7%	0.3%	0.7%
Income before income taxes	3.1%	3.4%	2.9%	2.4%
Income tax expense (benefit)	0.5%	(0.3)%	0.3%	(0.3)%
Net income and comprehensive income	2.5%	3.7%	2.5%	2.7%
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
EBITDA, Adjusted EBITDA and Adjusted Net Income
EBITDA, adjusted EBITDA and adjusted net income are key metrics used by management and our board of directors to assess our financial performance. EBITDA, adjusted EBITDA and adjusted net income are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use EBITDA, adjusted EBITDA and adjusted net income to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. In addition, we use EBITDA to supplement GAAP measures of performance to evaluate our performance in connection with compensation decisions. Management believes it is useful to investors and analysts to evaluate these non-GAAP measures on the same basis as management uses to evaluate our operating results. We believe that excluding items from operating income, net income and net income per diluted share that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides a better baseline for analyzing trends in our business.
We define EBITDA as net income before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense, non-cash rent, asset impairment and gain or loss on disposition, provision for accounts receivable reserves and certain other expenses. Adjusted net income represents net income adjusted for the previously mentioned EBITDA adjustments, further adjusted for costs related to amortization of purchase accounting assets and deferred financing costs, tax impact of option exercises and vesting of RSUs, and tax effect of total adjustments. EBITDA, adjusted EBITDA and adjusted net income are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA, adjusted EBITDA and adjusted net income have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP measures through the use of various GAAP measures. In the future we may incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of adjusted EBITDA and adjusted net income should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive our non-GAAP measures.
Beginning with the fourth quarter of fiscal 2020, we updated our definitions of adjusted EBITDA and adjusted net income to simplify our presentation and enhance comparability between periods. We no longer exclude new store pre-opening expenses from our presentation of adjusted EBITDA and adjusted net income. We also updated our definition of adjusted net income to exclude the tax impact of options exercises and vesting of RSUs. Lastly, debt extinguishment and modification costs were reclassified to the other adjustments line item within the presentation of both adjusted EBITDA and adjusted net income. The presentations for adjusted EBITDA and adjusted net income for the 13 and 26 weeks ended ended June 27, 2020 have been recast to reflect these changes and reconciliations between the revised and previous definitions of adjusted EBITDA and adjusted net income for each quarter of fiscal years 2020 and 2019 were provided in our Form 8-K filed with the SEC on March 2, 2021.
The following table summarizes key operating metrics and non-GAAP components of our results of operations for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Other Financial and Operations Data
Number of new stores	11	7	21	17
Number of stores open at end of period	400	362	400	362
Comparable store sales increase (decrease) (1)	(10.0)%	16.7%	(9.1)%	17.0%
EBITDA (2)	$45,311	$46,246	$85,302	$76,491
Adjusted EBITDA (2)	$50,836	$60,307	$99,673	$116,928
Adjusted net income (2)	$23,335	$31,993	$46,459	$60,746
_______________________
(1)Comparable store sales consist of sales from our stores beginning on the first day of the fourteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved.
(2)See "GAAP to Non-GAAP Reconciliations" section below for a reconciliation from our net income to EBITDA and adjusted EBITDA, net income to adjusted net income, and GAAP earnings per share to adjusted earnings per share for the periods presented. Beginning with the fourth quarter of fiscal 2020, we updated our definitions of adjusted EBITDA and adjusted net income to simplify our presentation and enhance comparability between periods.

GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to adjusted net income, and our GAAP earnings per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$19,640	$29,333	$38,532	$41,975
Interest expense, net	3,922	5,270	7,828	11,104
Income tax expense (benefit)	4,082	(2,244)	5,131	(4,045)
Depreciation and amortization expenses (1)	17,667	13,887	33,811	27,457
EBITDA	45,311	46,246	85,302	76,491
Share-based compensation expenses (2)	4,210	10,175	8,149	30,452
Non-cash rent (3)	3,061	2,759	5,969	4,973
Asset impairment and gain or loss on disposition (4)	305	(22)	757	953
Provision for accounts receivable reserves (5)	1,334	(899)	2,289	(51)
Other (6)	(3,385)	2,048	(2,793)	4,110
Adjusted EBITDA	$50,836	$60,307	$99,673	$116,928

	13 Weeks Ended		26 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$19,640	$29,333	$38,532	$41,975
Share-based compensation expenses (2)	4,210	10,175	8,149	30,452
Non-cash rent (3)	3,061	2,759	5,969	4,973
Asset impairment and gain or loss on disposition (4)	305	(22)	757	953
Provision for accounts receivable reserves (5)	1,334	(899)	2,289	(51)
Other (6)	(3,385)	2,048	(2,793)	4,110
Amortization of purchase accounting assets and deferred financing costs (7)	2,943	2,944	5,886	5,880
Tax impact of stock option exercises and vesting of restricted stock units (8)	(2,402)	(9,584)	(6,658)	(14,578)
Tax effect of total adjustments (9)	(2,371)	(4,761)	(5,672)	(12,968)
Adjusted net income	$23,335	$31,993	$46,459	$60,746

GAAP earnings per share
Basic	$0.21	$0.32	$0.40	$0.47
Diluted	$0.20	$0.30	$0.39	$0.43
Adjusted earnings per share
Basic	$0.24	$0.35	$0.49	$0.67
Diluted	$0.23	$0.32	$0.47	$0.62
Weighted average shares outstanding
Basic	95,724	90,800	95,449	90,152
Diluted	99,604	98,618	99,587	97,333
___________________________
(1)Includes depreciation related to our distribution centers which is included within the cost of sales line item in our condensed consolidated statements of operations and comprehensive income. See Note 1 to the condensed consolidated financial statements for additional information about the components of cost of sales.
(2)Includes non-cash share-based compensation expense and cash dividends paid on vested share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016. See "Share-based Compensation

Expense" in the "Comparison of the 13 and 26 weeks ended July 3, 2021 and June 27, 2020" section below for additional information.
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
(6)Represents other non-recurring, non-cash or non-operational items, such as gain on insurance recoveries, costs related to employer payroll taxes associated with equity awards, personnel-related costs, store closing costs, legal expenses, secondary equity offering transaction costs, debt extinguishment and modification costs, and miscellaneous costs.
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
Comparison of the 13 and 26 weeks ended July 3, 2021 and June 27, 2020 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended				26 Weeks Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Net sales	$775,535	$803,429	$(27,894)	(3.5)%	$1,528,001	$1,563,737	$(35,736)	(2.3)%
The decrease in net sales for the 13 and 26 weeks ended July 3, 2021 compared to the same periods in fiscal 2020 was primarily attributable to a decrease in comparable store sales, partially offset by non-comparable store sales growth attributable to the net 38 new stores opened over the last 12 months.
Comparable store sales decreased 10.0% for the 13 weeks ended July 3, 2021 and 9.1% for the 26 weeks ended July 3, 2021 compared to the same periods in fiscal 2020. As we cycle periods of 2020 that included elevated COVID-related demand starting in March 2020, the decrease in comparable store sales for the 13 weeks ended July 3, 2021 was due to decreases in both average transaction size and customer traffic, while the decrease in comparable stores sales for the 26 weeks ended July 3, 2021 was attributable to a decrease customer traffic, partially offset by an increase in average transaction size.
Cost of Sales

	13 Weeks Ended				26 Weeks Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Cost of sales	$537,737	$549,678	$(11,941)	(2.2)%	$1,058,276	$1,072,960	$(14,684)	(1.4)%
% of net sales	69.3%	68.4%			69.3%	68.6%
The decrease in cost of sales for the 13 and 26 weeks ended July 3, 2021 compared to the same periods in fiscal 2020 was primarily the result of a decrease in comparable store sales (as discussed above), partially offset by new store growth.
Costs as a percentage of sales increased as a result of product inflation, fuel and freight cost increases, and inventory turns more in line with historical averages. For the 13 and 26 weeks ended June 27, 2020, costs as a percentage of sales decreased significantly compared to historical averages due to reduced product markdowns and throwaways resulting from faster inventory turns driven by COVID-19 demand.

Gross Profit and Gross Margin

	13 Weeks Ended				26 Weeks Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Gross profit	$237,798	$253,751	$(15,953)	(6.3)%	$469,725	$490,777	$(21,052)	(4.3)%
Gross margin	30.7%	31.6%			30.7%	31.4%
The decrease in gross profit for the 13 and 26 weeks ended July 3, 2021 compared to the same periods in fiscal 2020 was primarily the result of a decrease in comparable store sales (as discussed above), partially offset by new store growth. Our gross margin decreased for the 13 and 26 weeks ended July 3, 2021 compared to the same period in fiscal 2020 primarily due to higher cost of sales as a percentage of sales as discussed previously.
Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended				26 Weeks Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
SG&A	$192,955	$198,002	$(5,047)	(2.5)%	$381,553	$384,933	$(3,380)	(0.9)%
% of net sales	24.9%	24.6%			25.0%	24.6%
The decrease in SG&A for the 13 and 26 weeks ended July 3, 2021 compared to the same periods in fiscal 2020 was primarily driven by decreases in variable commission payments to IOs and decreases to management incentive bonus expenses, partially offset by higher store occupancy and maintenance costs due to a higher store count and higher personnel expenses as a result of the Company's growth.
As a percentage of sales, SG&A increased slightly for the 13 and 26 weeks ended July 3, 2021 compared to the same periods in fiscal 2020 due to lower expense leverage as a result of reduced net sales.
Depreciation and Amortization Expense

	13 Weeks Ended				26 Weeks Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Depreciation and amortization	$16,959	$13,215	$3,744	28.3%	$32,502	$26,160	$6,342	24.2%
% of net sales	2.2%	1.6%			2.1%	1.7%
The increase in depreciation and amortization expenses for the 13 and 26 weeks ended July 3, 2021 compared to the same periods in fiscal 2020 was primarily driven by new store growth and other capital investments.
Share-based Compensation Expense

	13 Weeks Ended				26 Weeks Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Share-based compensation	$4,210	$10,175	$(5,965)	(58.6)%	$8,149	$30,452	$(22,303)	(73.2)%
% of net sales	0.5%	1.3%			0.5%	1.9%
The decrease in share-based compensation expenses for the 13 weeks ended July 3, 2021 compared to the same period in fiscal 2020 was primarily driven by $7.6 million in share-based compensation expense related to 1.7 million performance-based stock options that vested in conjunction with the closing of our April 2020 secondary offering, partially offset by an increase in expense related to RSUs and PSUs granted during fiscal 2021 and 2020.
The decrease in share-based compensation expenses for the 26 weeks ended July 3, 2021 compared to the same period in fiscal 2020 was primarily due to $18.5 million in share-based compensation expense we incurred in February 2020 related to 4.1 million performance-based stock options that vested in connection with the closing of our February 2020 secondary offering as well as the above noted $7.6 million in share-based compensation expense for performance-based stock options recognized in the second quarter of fiscal 2020. This decrease was partially offset by an increase in expense related to RSUs and PSUs granted during fiscal 2021 and 2020. See Note 4 to the condensed consolidated financial statements for additional information.

Interest Expense, Net

	13 Weeks Ended				26 Weeks Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Interest expense, net	$3,922	$5,270	$(1,348)	(25.6)%	$7,828	$11,104	$(3,276)	(29.5)%
% of net sales	0.5%	0.7%			0.5%	0.7%
The decrease in net interest expense for the 13 and 26 weeks ended July 3, 2021 compared to the same periods in fiscal 2020 was primarily driven by lower interest rates incurred under our First Lien Credit Agreement as a result of decreases in the London Inter-bank Offered Rate. Furthermore, the 13 and 26 weeks ended June 27, 2020 included interest expense from the $90.0 million borrowed under the revolving credit facility of our First Lien Credit Agreement between March and May of 2020. See Note 3 to the condensed consolidated financial statements for additional information.
Gain on Insurance Recoveries

	13 Weeks Ended				26 Weeks Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Gain on insurance recoveries	$(3,970)	$—	$(3,970)	N/A	$(3,970)	$—	$(3,970)	N/A
% of net sales	(0.5)%	—%			(0.3)%	—%
During the 13 weeks ended July 3, 2021 we recorded a $4.0 million gain on insurance recoveries related to the loss of our Paradise, California store in 2018 due to a wildfire.
Debt Extinguishment and Modification Costs

	13 Weeks Ended				26 Weeks Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Debt extinguishment and modification costs	$—	—	$—	—%	$—	198	$(198)	(100.0)%
% of net sales	—%	—%			—%	—%
During the 26 weeks ended June 27, 2020 we wrote off approximately $0.1 million of debt issuance costs and incurred $0.1 million of debt modification costs related to the repricing and amendment of our First Lien Credit Agreement. See Note 3 to the condensed consolidated financial statements for additional information.
Income Tax Expense (Benefit)

	13 Weeks Ended				26 Weeks Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Income tax expense (benefit)	$4,082	$(2,244)	$6,326	281.9%	$5,131	$(4,045)	$9,176	226.8%
% of net sales	0.5%	(0.3)%			0.3%	(0.3)%
Effective tax rate	17.2%	(8.3)%			11.8%	(10.7)%
During the 13 weeks ended July 3, 2021, we recorded an income tax expense of $4.1 million compared to an income tax benefit of $2.2 million for the 13 weeks ended June 27, 2020. This change was primarily driven by a reduction in excess tax benefits related to the exercise of stock options and vesting of RSUs as compared to the same period in fiscal 2020. Such excess tax benefits totaled $2.4 million for the 13 weeks ended July 3, 2021 compared to $9.6 million for the 13 weeks ended June 27, 2020.
During the 26 weeks ended July 3, 2021, we recorded an income tax expense of $5.1 million compared to an income tax benefit of $4.0 million for the 26 weeks ended June 27, 2020. This increase was primarily driven by a reduction in excess tax benefits related to the exercise of stock options and vesting of RSUs as compared to the same period in fiscal

2020. Such excess tax benefits totaled $6.7 million for the 26 weeks ended July 3, 2021 compared to $14.6 million for the 26 weeks ended June 27, 2020.
Net Income

	13 Weeks Ended				26 Weeks Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Net income	$19,640	$29,333	$(9,693)	(33.0)%	$38,532	$41,975	$(3,443)	(8.2)%
% of net sales	2.5%	3.7%			2.5%	2.7%
As a result of the foregoing factors, net income decreased for the 13 and 26 weeks ended July 3, 2021 compared to the same periods in fiscal 2020.
Adjusted EBITDA

	13 Weeks Ended				26 Weeks Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Adjusted EBITDA	$50,836	$60,307	$(9,471)	(15.7)%	$99,673	$116,928	$(17,255)	(14.8)%
The decrease in adjusted EBITDA for the 13 and 26 weeks ended July 3, 2021 compared to the same periods in fiscal 2020 was primarily due to a decrease in net sales (as discussed above), which was primarily driven by a decrease in comparable store sales of 10.0% for the 13 weeks ended July 3, 2021 and 9.1% for the 26 weeks ended July 3, 2021, partially offset by a decrease to SG&A compared to the same periods in fiscal 2020, each as discussed above.
Adjusted Net Income

	13 Weeks Ended				26 Weeks Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Adjusted net income	$23,335	$31,993	$(8,658)	(27.1)%	$46,459	$60,746	$(14,287)	(23.5)%
The decrease in adjusted net income for the 13 and 26 weeks ended July 3, 2021 compared to the same periods in fiscal 2020 was primarily due to a decrease in net sales (as discussed above), which was primarily driven by a decrease in comparable store sales of 10.0% for the 13 weeks ended July 3, 2021 and 9.1% for the 26 weeks ended July 3, 2021, partially offset by a decrease to SG&A compared to the same periods in fiscal 2020, each as discussed above.

Liquidity and Capital Resources
Sources of Liquidity
As of July 3, 2021, we had cash and cash equivalents of $126.6 million, which consisted primarily of cash held in checking and money market accounts with financial institutions.
Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have funded our working capital and capital expenditures requirements with internally generated cash on hand and through proceeds from the initial public offering of our common stock in June 2019. Our current primary sources of liquidity are net cash provided by operating activities and borrowings under our First Lien Credit Agreement (as defined below). In addition, we have a revolving credit facility with $100.0 million in borrowing capacity under our First Lien Credit Agreement. As of July 3, 2021, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under this revolving credit facility.
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
First Lien Credit Agreement
Second Incremental Agreement — On January 24, 2020, we entered into a second incremental agreement (the “Second Incremental Agreement”) which amended a previous incremental agreement (the "First Incremental Agreement"). The Second Incremental Agreement refinanced a previous replacement term loan under the First Incremental Agreement with a replacement $460.0 million senior secured term loan credit facility (the "Second Replacement Term Loan") with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, and made certain other corresponding technical changes and updates to the previously amended First Lien Credit Agreement. The interest rate on the Second Replacement Term Loan was 2.84% as of July 3, 2021. The Second Replacement Term Loan matures on October 22, 2025, which is the same maturity date as the prior term loans under the original First Lien Credit Agreement and First Incremental Agreement.
Other than as described above, the Second Replacement Term Loan has the same terms as provided under the original First Lien Credit Agreement and the First Incremental Agreement, including voluntary prepayment on borrowings without premium or penalty. Additionally, the parties to the Second Incremental Agreement continue to have the same obligations set forth in the original First Lien Credit Agreement and the First Incremental Agreement (collectively, the “First Lien Credit Agreement”).
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
As of July 3, 2021, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands, except percentages):

	26 Weeks Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Net cash provided by operating activities	$85,139	$90,056	$(4,917)	(5.5)%
Net cash used in investing activities	$(68,219)	$(52,170)	$(16,049)	30.8%
Net cash provided by financing activities	$4,377	$13,816	$(9,439)	(68.3)%
Net increase in cash and cash equivalents	$21,297	$51,702	$(30,405)	(58.8)%
Cash Provided by Operating Activities
Net cash provided by operating activities was $85.1 million for the 26 weeks ended July 3, 2021 compared to $90.1 million for the same period in fiscal 2020. The decrease in net cash provided by operating activities of $4.9 million for the 26 weeks ended July 3, 2021 compared to the same period in fiscal 2020 was primarily the result of lower net sales driven by a decrease in comparable store sales (as discussed above), partially offset by non-comparable store sales growth attributable to the net 38 new stores opened over the last 12 months.
Cash Used in Investing Activities
Net cash used in investing activities was $68.2 million for the 26 weeks ended July 3, 2021 compared to $52.2 million for the same period in fiscal 2020. The increase in net cash used in investing activities of $16.0 million for the 26 weeks ended July 3, 2021 compared to the same period in fiscal 2020 was primarily related to capital expenditures including the construction of newly opened stores and stores under development as well as existing store capital investments. We had 21 new store openings and two store relocations in the 26 weeks ended July 3, 2021 compared to 17 new store openings and one store relocation in the same period of fiscal 2020.
Cash Provided by Financing Activities
Net cash provided by financing activities was $4.4 million for the 26 weeks ended July 3, 2021 compared to $13.8 million net cash provided by financing activities for the same period in fiscal 2020. The decrease in net cash provided by financing activities was primarily due to a decrease in proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements
As of July 3, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our contractual obligations during the 26 weeks ended July 3, 2021 from those disclosed in our 2020 Annual Report on Form 10-K.
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
There have been no material changes to our critical accounting policies and estimates during the 26 weeks ended July 3, 2021 from those disclosed in our 2020 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of July 3, 2021, our outstanding credit facilities included a $460.0 million term loan (the "Second Replacement Term Loan"). As of July 3, 2021, the interest rate on the Second Replacement Term Loan was 2.84%. See Note 3 to the condensed consolidated financial statements for additional information. Based on the outstanding balance and interest rate of our Second Replacement Term Loan as of July 3, 2021, a hypothetical 10% relative increase or decrease in the effective interest rate would cause an increase or decrease in interest expense of approximately $1.3 million over the next 12 months.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 3, 2021.
Changes in Internal Control over Financial Reporting
During the quarter ended July 3, 2021, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2020 Annual Report on Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2020 Form 10-K.
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

Grocery Outlet Holding Corp.
Date:	August 11, 2021	By:	/s/ Charles C. Bracher
Charles C. Bracher Chief Financial Officer (Principal Financial Officer)

Grocery Outlet Holding Corp.
Date:	August 11, 2021	By:	/s/ Lindsay E. Gray
Lindsay E. Gray Vice President and Corporate Controller (Principal Accounting Officer)