Form 10-Q/A
period 2021-07-03
Grocery Outlet Holding Corp.
filed 2021-09-03
CIK 1771515

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

EXPLANATORY NOTE
Grocery Outlet Holding Corp. (the "Company") is filing this Amendment No. 1 (the "Amendment") on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, filed with the Securities and Exchange Commission on August 11, 2021 (the "Original 10-Q"), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.
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