Form 10-Q
period 2021-10-02
Grocery Outlet Holding Corp.
filed 2021-11-10
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 4, 2021, the registrant had 96,017,043 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q" or "report") and the documents incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and the documents incorporated by reference herein other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, business trends, our objectives for future operations, and the sufficiency of our cash balances, working capital and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs may constitute forward-looking statements. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions, are intended to identify such forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as amended (the "2020 Form 10-K"), and as described in subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"), including this report. We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activities, performance or achievements. These forward-looking statements are made as of the date of this report or as of the date specified herein. Except as required by law, we do not undertake any duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	October 2, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$155,976	$105,326
Independent operator receivables and current portion of independent operator notes, net of allowance $1,266 and $985	6,003	5,443
Other accounts receivable, net of allowance $7 and $39	3,615	5,950
Merchandise inventories	245,844	245,157
Prepaid expenses and other current assets	18,967	20,081
Total current assets	430,405	381,957
Independent operator notes, net of allowance $10,029 and $7,124	21,225	27,440
Property and equipment, net	484,718	433,652
Operating lease right-of-use assets	875,652	835,397
Intangible assets, net	49,242	48,226
Goodwill	747,943	747,943
Deferred income tax assets, net	—	3,529
Other assets	8,483	7,480
Total assets	$2,617,668	$2,485,624
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$122,055	$114,278
Accrued expenses	45,703	35,699
Accrued compensation	6,745	26,447
Current lease liabilities	46,013	48,675
Income and other taxes payable	7,945	7,547
Total current liabilities	228,461	232,646
Long-term debt, net	450,860	449,233
Deferred income tax liabilities, net	5,556	—
Long-term lease liabilities	938,760	881,438
Total liabilities	1,623,637	1,563,317
Commitments and contingencies (Note 7)
Stockholders' equity:
Voting common stock, par value $0.001 per share, 500,000,000 shares authorized; 96,007,519 and 94,854,336 shares issued and outstanding, respectively	96	95
Additional paid-in capital	803,099	787,047
Retained earnings	190,836	135,165
Total stockholders' equity	994,031	922,307
Total liabilities and stockholders' equity	$2,617,668	$2,485,624
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$768,880	$764,082	$2,296,881	$2,327,819
Cost of sales	531,768	525,899	1,590,044	1,598,859
Gross profit	237,112	238,183	706,837	728,960
Operating expenses:
Selling, general and administrative	191,572	189,880	573,125	574,813
Depreciation and amortization	17,495	14,131	49,997	40,291
Share-based compensation	1,902	3,857	10,051	34,309
Total operating expenses	210,969	207,868	633,173	649,413
Income from operations	26,143	30,315	73,664	79,547
Other expenses (income):
Interest expense, net	3,950	4,833	11,778	15,937
Gain on insurance recoveries	—	—	(3,970)	—
Debt extinguishment and modification costs	—	—	—	198
Total other expenses (income)	3,950	4,833	7,808	16,135
Income before income taxes	22,193	25,482	65,856	63,412
Income tax expense (benefit)	5,054	(14,992)	10,185	(19,037)
Net income and comprehensive income	$17,139	$40,474	$55,671	$82,449
Basic earnings per share	$0.18	$0.44	$0.58	$0.91
Diluted earnings per share	$0.17	$0.41	$0.56	$0.84
Weighted average shares outstanding:
Basic	95,955	92,489	95,610	90,929
Diluted	99,169	99,266	99,477	98,033
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Voting Common		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of January 2, 2021	94,854,336	$95	$787,047	$135,165	$922,307
Exercise and vesting of share-based awards	647,137	1	2,952		2,953
Share-based compensation expense			3,939		3,939
Dividends paid			(5)		(5)
Net income and comprehensive income				18,892	18,892
Balance as of April 3, 2021	95,501,473	$96	$793,933	$154,057	$948,086
Exercise and vesting of share-based awards	335,747	—	2,039		2,039
Share-based compensation expense			4,210		4,210
Dividends paid			(92)		(92)
Net income and comprehensive income				19,640	19,640
Balance as of July 3, 2021	95,837,220	$96	$800,090	$173,697	$973,883
Exercise and vesting of share-based awards	170,299	—	1,146		1,146
Share-based compensation expense			1,902		1,902
Dividends paid			(39)		(39)
Net income and comprehensive income				17,139	17,139
Balance as of October 2, 2021	96,007,519	$96	$803,099	$190,836	$994,031
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued
(in thousands, except share amounts)
(unaudited)

	Voting Common		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of December 28, 2019	89,005,062	$89	$717,282	$28,013	$745,384
Cumulative effect of accounting change				439	439
Exercise and vesting of share-based awards	902,132	1	6,032		6,033
Share-based compensation expense			20,277		20,277
Dividends paid			(147)		(147)
Net income and comprehensive income				12,642	12,642
Balance as of March 28, 2020	89,907,194	$90	$743,444	$41,094	$784,628
Exercise and vesting of share-based awards	1,511,079	1	9,844		9,845
Tax paid on behalf of employees related to net settlement of share-based awards			(483)		(483)
Share-based compensation expense			10,175		10,175
Dividends paid			(97)		(97)
Net income and comprehensive income				29,333	29,333
Balance as of June 27, 2020	91,418,273	$91	$762,883	$70,427	$833,401
Exercise and vesting of share-based awards	2,486,649	3	11,252		11,255
Share-based compensation expense			3,857		3,857
Dividends paid			(161)		(161)
Net income and comprehensive income				40,474	40,474
Balance as of September 26, 2020	93,904,922	$94	$777,831	$110,901	$888,826
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 Weeks Ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net income	$55,671	$82,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	46,236	36,772
Amortization of intangible and other assets	5,809	5,481
Amortization of debt issuance costs and debt discounts	1,883	1,771
Gain on insurance recoveries	(3,970)	—
Debt extinguishment and modification costs	—	198
Share-based compensation	10,051	34,309
Provision for accounts receivable	3,529	321
Proceeds from insurance recoveries - business interruption and inventory	2,103	—
Deferred income taxes	9,085	(18,996)
Other	950	1,421
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	884	(3,809)
Merchandise inventories	(687)	(33,357)
Prepaid expenses and other current assets	1,114	(7,505)
Income and other taxes payable	398	332
Trade accounts payable, accrued compensation and other accrued expenses	(4,526)	(15,545)
Changes in operating lease assets and liabilities, net	13,235	15,419
Net cash provided by operating activities	141,765	99,261
Cash flows from investing activities:
Advances to independent operators	(7,614)	(8,715)
Repayments of advances from independent operators	3,581	5,216
Purchases of property and equipment	(89,575)	(85,847)
Proceeds from sales of assets	24	265
Intangible assets and licenses	(4,566)	(3,826)
Proceeds from insurance recoveries - property and equipment	1,867	—
Net cash used in investing activities	(96,283)	(92,907)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,138	27,133
Proceeds from revolving credit facility loan	—	90,000
Principal payments on revolving credit facility loan	—	(90,000)
Payments made for net settlement of employee share-based compensation awards	—	(483)
Principal payments on term loans	—	(188)
Principal payments on other borrowings	(834)	(729)
Dividends paid	(136)	(405)
Debt issuance costs paid	—	(701)
Net cash provided by financing activities	5,168	24,627
Net increase in cash and cash equivalents	50,650	30,981
Cash and cash equivalents at beginning of period	105,326	28,101
Cash and cash equivalents at end of period	$155,976	$59,082
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of October 2, 2021, we had 407 stores throughout California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission (the "SEC") for interim reporting. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2020 Form 10-K. The condensed consolidated balance sheet as of January 2, 2021 included herein has been derived from those audited consolidated financial statements.
Our unaudited condensed consolidated financial statements include the accounts of Grocery Outlet Holding Corp. and its wholly owned subsidiaries. All intercompany balances and transactions were eliminated. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for any future interim or annual period. Certain prior period amounts in the notes to the condensed consolidated financial statements have been reclassified to conform to the current period presentation. The reclassification of these items had no impact on net income, earnings per share, or retained earnings in the current or prior period.
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
Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current lease liabilities, and long-term lease liabilities on our condensed consolidated balance sheets. Finance leases are included in other assets, current lease liabilities, and long-term lease liabilities on our condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease over the same term. Right-of-use assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, reduced by landlord incentives. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms and payments based on the information available at the commencement date, to determine the present value of our lease payments. Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Amortization of finance lease right-of-use assets, interest expense on finance lease liabilities and operating and financing cash flows for finance leases are immaterial.
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
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions when pricing the financial instruments, such as cash flow modeling assumptions
The assets' or liabilities' fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value framework requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
There were no assets or liabilities measured at fair value on a recurring basis as of October 2, 2021 or January 2, 2021. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the periods ended October 2, 2021 or January 2, 2021, respectively.
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
Notes payable and term loan — The carrying value of such financial instruments approximates their fair value since the stated interest rates approximates market rates for loans with similar terms for borrowers with similar credit profiles. However, in accordance with Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, the fair values of our term loan as of October 2, 2021 and January 2, 2021 is disclosed in the below table.
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	October 2, 2021		January 2, 2021
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Term loan (Level 2)	$458,951	$459,425	$458,757	$460,000
_______________________
(1)The carrying amounts as of October 2, 2021 and January 2, 2021 are net of unamortized debt discounts of $1.0 million and $1.2 million, respectively.

(2)The estimated fair value of our term loan was determined based on the average quoted bid-ask prices for the term loan in an over-the-counter market on the last trading day of the periods presented.
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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any performance obligations, or any material costs to obtain or fulfill a contract as of October 2, 2021 and January 2, 2021.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards (“breakage”) under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $2.8 million and $3.2 million as of October 2, 2021 and January 2, 2021, respectively. Breakage amounts were immaterial for the 13 and 39 weeks ended October 2, 2021 and September 26, 2020.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Perishable (1)	$268,349	$258,923	$800,623	$788,190
Non-perishable (2)	500,531	505,159	1,496,258	1,539,629
Total net sales	$768,880	$764,082	$2,296,881	$2,327,819
_______________________
(1)    Perishable departments include dairy and deli; produce and floral; and fresh meat and seafood.
(2)    Non-perishable departments include non-perishable grocery; general merchandise; health and beauty care; frozen foods; and beer and wine.

Variable Interest Entities — In accordance with the variable interest entities sub-section of ASC Topic 810, Consolidation, we assess at each reporting period whether we, or any consolidated entity, are considered the primary beneficiary of a variable interest entity ("VIE") and therefore required to consolidate the financial results of the VIE in our consolidated financial statements. Determining whether to consolidate a VIE may require judgment in assessing (i) whether an entity is a VIE, and (ii) if a reporting entity is a VIE's primary beneficiary. A reporting entity is determined to be a VIE's primary beneficiary if it has the power to direct the activities that most significantly impact a VIE's economic performance and the obligation to absorb losses or rights to receive benefits that could potentially be significant to a VIE.
We had 403, 375 and 367 stores operated by IOs as of October 2, 2021, January 2, 2021 and September 26, 2020, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO may select a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. IOs are required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $754.4 million and $750.5 million for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and $2.26 billion and $2.28 billion for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively. We, in turn, pay IOs a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions were expensed and included in SG&A. IO commissions were $117.2 million and $114.2 million for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and $345.3 million and $351.1 million for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively. IO commissions of $8.0 million and $6.0 million were included in accrued expenses as of October 2, 2021 and January 2, 2021, respectively.
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
Activities that most significantly impact the IO's economic performance relate to sales and labor. Sales activities that significantly impact the IO's economic performance include determining what merchandise the IO will order and sell and the price of such merchandise, both of which the IO controls. The IO is also responsible for all of their own labor. Labor activities that significantly impact the IO's economic performance include hiring, training, supervising, directing, compensating (including wages, salaries and employee benefits) and terminating all of the employees of the IO, activities which the IO controls. Accordingly, the IO has the power to direct the activities that most significantly impact the IO's economic performance. Furthermore, the mutual termination rights associated with the Operator Agreements illustrate the lack of ultimate control over the IO. Therefore, the Company is not the primary beneficiary of these VIEs.
Our maximum exposure to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $38.5 million and $41.0 million as of October 2, 2021 and January 2, 2021, respectively. See Note 2 for additional information.

Recently Adopted Accounting Standards
ASU No. 2019-12 — In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies accounting guidance for certain tax matters including franchise taxes, certain transactions that result in a step-up in tax basis of goodwill, and enacted changes in tax laws in interim periods. In addition, it eliminates a company's need to evaluate certain exceptions relating to the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2019-12 beginning in the first quarter of fiscal 2021. The adoption of ASU 2019-12 did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
No recently issued accounting pronouncements are expected to have a material effect on our condensed consolidated financial statements.
Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes are payable on demand and typically bear interest at rates between 3.00% and 9.95%. Accrued interest receivable on IO notes is included within the “independent operator receivables and current portion of independent operator notes, net of allowance” line item on the condensed consolidated balance sheets and was $0.3 million and $0.4 million as of October 2, 2021 and January 2, 2021, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of October 2, 2021 or January 2, 2021. Notes and receivables from our IOs participating in our TCAP, as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
IO notes and IO receivables are financial assets which are measured and carried at amortized cost. An allowance for expected credit losses is deducted from (for expected losses) or added to (for expected recoveries) the amortized cost basis of these assets to arrive at the net carrying amount expected to be collected for such assets.
The allowance is estimated using an expected loss framework, which includes information about past events, current conditions, and reasonable and supportable forecasts that impact the collectibility of the reported amounts of the assets over their lifetime. The allowance is evaluated on a collective basis for assets with shared risk characteristics and credit quality indicators. The primary shared risk characteristic and credit quality indicator pools that we use as a basis for collective evaluation include:
•TCAP — Includes the notes and receivables from IOs with stores that have been open for more than 18 months that are participating in our Temporary Commission Adjustment Program (“TCAP”) as of the end of each reporting period. TCAP allows us to provide a greater commission to participating IOs who require assistance in meeting their working capital needs for various reasons, such as new or increased competition or differences in IO skills and experience.
•Non-TCAP — Includes the notes and receivables from IOs with stores that have been open for more than 18 months that are not participating in TCAP as of the end of each reporting period.
•New store — Includes the notes and receivables from IOs with stores that have been open for less than 18 months as of the end of each reporting period.
Assets without such shared risk characteristics or credit quality indicators, such as assets with unique circumstances or with delinquencies and historical losses in excess of their TCAP, non-TCAP or new store peers are evaluated on an individual basis.
Amounts due from IOs and the related allowances as of October 2, 2021 and January 2, 2021 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
October 2, 2021
Independent operator notes	$33,425	$(653)	$(10,029)	$22,743	$1,518	$21,225
Independent operator receivables	5,098	(613)	—	4,485	4,485	—
Total	$38,523	$(1,266)	$(10,029)	$27,228	$6,003	$21,225

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
January 2, 2021
Independent operator notes	$37,238	$(514)	$(7,124)	$29,600	$2,160	$27,440
Independent operator receivables	3,754	(471)	—	3,283	3,283	—
Total	$40,992	$(985)	$(7,124)	$32,883	$5,443	$27,440

A summary of activity in the IO notes and receivable allowance was as follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Beginning balance	$10,177	$9,178	$8,109	$10,371
Provision for IO notes and IO receivables	1,261	384	3,561	311
Cumulative effect of accounting change	—	—	—	(439)
Write-off of provision for IO notes and IO receivables	(143)	(46)	(375)	(727)
Ending Balance	$11,295	$9,516	$11,295	$9,516

The following table presents the amortized cost basis of IO notes by year of origination and credit quality indicator as of October 2, 2021 (amounts in thousands):

Credit Quality Indicator	2021 (YTD)	2020	2019	2018	2017	Prior	Total
TCAP	$2,050	$2,465	$2,075	$1,510	$532	$—	$8,632
Non-TCAP	4,008	3,155	4,037	2,178	1,178	646	15,202
New store	5,329	4,262	—	—	—	—	9,591
Total	$11,387	$9,882	$6,112	$3,688	$1,710	$646	$33,425

Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	October 2, 2021	January 2, 2021
First Lien Credit Agreement:
Term loan	$460,000	$460,000
Long-term debt, gross	460,000	460,000
Less: Unamortized debt discounts and debt issuance costs	(9,140)	(10,767)
Long-term debt, net	$450,860	$449,233
First Lien Credit Agreement
GOBP Holdings, Inc ("GOBP Holdings"), our wholly owned subsidiary, together with another of our wholly owned subsidiaries, has a first lien credit agreement (the “First Lien Credit Agreement”) with a syndicate of lenders that consists of a $460.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with sub-commitments for a $35.0 million letter of credit and $20.0 million of swingline loans as of October 2, 2021. The First Lien Credit Agreement permits voluntary prepayment on borrowings without premium or penalty. Borrowings under the First Lien Credit Agreement are secured by substantially all the assets of the borrower subsidiary and its guarantors.
Term Loan
Our $460.0 million senior term loan matures on October 22, 2025 and had an interest rate of 2.88% as of October 2, 2021. Due to previous prepayments on the term loan, no further principal payment on the term loan will be due until the maturity date.

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
Other than as described above, the Second Replacement Term Loan has the same terms as provided under the original First Lien Credit Agreement and the First Incremental Agreement. Additionally, the parties to the Second Incremental Agreement continue to have the same obligations set forth in the original First Lien Credit Agreement and the First Incremental Agreement.
Revolving Credit Facility
As of October 2, 2021, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under the revolving credit facility. No amounts were outstanding under the revolving credit facility as of October 2, 2021 and January 2, 2021.
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
Debt Covenants
The First Lien Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The First Lien Credit Agreement restricts us from entering into certain types of transactions and making certain types of payments including dividends and stock repurchase and other similar distributions, with certain exceptions. Additionally, the revolving credit facility under our First Lien Credit Agreement is subject to a first lien secured leverage ratio (as defined in the First Lien Credit Agreement) of 7.00 to 1.00.
As of October 2, 2021, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.

Schedule of Principal Maturities
Principal maturities of debt as of October 2, 2021 are as follows (amounts in thousands):

Remainder of fiscal 2021	$—
Fiscal 2022	—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	460,000
Thereafter	—
Total	$460,000
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Interest on loans	$3,489	$4,463	$10,454	$15,234
Amortization of debt issuance costs and debt discounts	628	634	1,883	1,771
Interest on finance leases	98	98	288	285
Other	2	12	8	25
Interest income	(267)	(374)	(855)	(1,378)
Interest expense, net	$3,950	$4,833	$11,778	$15,937
Debt Extinguishment and Modification Costs
Debt extinguishment and modification costs consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Write-off of debt issuance costs	$—	$—	$—	$74
Debt modification costs	—	—	—	124
Debt extinguishment and modification costs	$—	$—	$—	$198

Note 4. Share-based Awards
For a discussion of our share-based incentive plans, refer to NOTE 7 —Share-based Awards of our 2020 Form 10-K.
Grant Activity
The following table summarizes stock option activity under all equity incentive plans during the 39 weeks ended October 2, 2021:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of January 2, 2021	3,864,772	$12.42	2,325,580	$4.54
Exercised	(422,138)	7.73	(608,641)	4.39
Forfeitures	(180,839)	19.64	—	—
Options outstanding as of October 2, 2021	3,261,795	$12.63	1,716,939	$4.59
Options vested and exercisable as of October 2, 2021	1,983,997	$7.55	1,716,939	$4.59
The following table summarizes restricted stock unit ("RSU") activity under all equity incentive plans during the 39 weeks ended October 2, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 2, 2021	341,842	$35.16
Granted	333,418	35.22
Vested	(100,308)	37.05
Forfeitures	(50,140)	35.18
Unvested balance as of October 2, 2021	524,812	$34.83
The following table summarizes performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the 39 weeks ended October 2, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 2, 2021	407,462	$36.90
Granted (1)	319,606	35.45
Adjustment for expected performance achievement (2)	(213,727)	35.86
Forfeitures	(56,287)	36.53
Unvested balance as of October 2, 2021 (3)	457,054	$36.41
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the adjustment to previously granted PSUs based on performance expectations as of October 2, 2021.
(3)An additional 641,180 PSUs could potentially be included if the maximum performance level of 200% is reached for all PSUs outstanding as of October 2, 2021.

Share-Based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Time-based stock options	$430	$717	$1,467	$2,187
Performance-based stock options	—	—	—	26,079
RSUs	1,749	1,325	5,162	3,517
PSUs	(316)	1,654	3,286	2,121
Dividends (1)	39	161	136	405
Share-based compensation expense	$1,902	$3,857	$10,051	$34,309
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016.

Note 5. Income Taxes
Our income tax expense (benefit) and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Income tax expense (benefit)	$5,054	$(14,992)	$10,185	$(19,037)
Effective income tax rate	22.8%	(58.8)%	15.5%	(30.0)%
The change from net income tax benefits of $15.0 million and $19.0 million for the 13 and 39 weeks ended September 26, 2020, respectively, to net income tax expenses of $5.1 million and $10.2 million for the 13 and 39 weeks ended October 2, 2021, respectively, was primarily driven by a reduction in excess tax benefits related to the exercise of stock options and vesting of RSUs, as compared to the same periods in fiscal 2020.
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, the Company updates the estimated annual effective tax rate. Our effective income tax rate for the 13 and 39 weeks ended October 2, 2021 was lower than the combined U.S. federal and state statutory income tax rate primarily due to excess tax benefits related to the exercise of stock options and vesting of RSUs. The increase in our effective income tax rate for the 13 and 39 weeks ended October 2, 2021 compared to the corresponding period in fiscal 2020 was primarily due to the above mentioned reduction in discrete items related to the exercise of stock options and vesting of employee RSUs.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations and comprehensive income, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of October 2, 2021 and January 2, 2021, respectively, and do not anticipate any changes to our uncertain tax positions within the next 12 months.
Note 6. Related Party Transactions
Related Party Leases
We leased properties from entities affiliated with certain of our non-controlling stockholders for 15 store locations and one warehouse location as of both October 2, 2021 and September 26, 2020. Affiliated entities received aggregate lease payments from us of $1.5 million for each of the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and $4.5 million for each of the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.

Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross IO operating notes and IO receivables due from these was $38.5 million and $41.0 million as of October 2, 2021 and January 2, 2021, respectively. See Note 2 for additional information.
Note 7. Commitments and Contingencies
We are involved from time to time in claims, proceedings and litigation arising in the normal course of business. We do not believe the impact of such litigation will have a material adverse effect on our condensed consolidated financial statements taken as a whole.
Note 8. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator
Net income and comprehensive income	$17,139	$40,474	$55,671	$82,449
Denominator
Weighted-average shares outstanding — basic	95,955	92,489	95,610	90,929
Effect of dilutive stock options	3,156	6,666	3,762	7,022
Effect of dilutive RSUs	58	111	105	82
Weighted-average shares outstanding — diluted (1)	99,169	99,266	99,477	98,033
Earnings per share:
Basic	$0.18	$0.44	$0.58	$0.91
Diluted	$0.17	$0.41	$0.56	$0.84
_______________________
(1)We are required to include in diluted weighted-average shares outstanding contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. No PSUs were included in diluted weighted-average shares outstanding for the 13 and 39 weeks ended October 2, 2021 and September 26, 2020.
The following weighted-average common stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
RSUs	284	—	10	1

Note 9. Subsequent Event
In November 2021, our board of directors approved a share repurchase program. This program, which is effective November 5, 2021, authorizes us to repurchase up to $100.0 million of our outstanding common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report, and the audited consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as amended ("2020 Form 10-K"). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other sections of this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to the third quarter of fiscal 2021 and the third quarter of fiscal 2020 refer to the 13 weeks ended October 2, 2021 and September 26, 2020, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators (“IOs”) run our stores and create a neighborhood feel through personalized customer service and a localized product offering. As of October 2, 2021, we had 407 stores in California, Washington, Oregon, Pennsylvania, Idaho and Nevada.
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
COVID-19
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. As a result, many states, including states where we have significant operations, declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. As of the date of this filing, the states in which we operate have "re-opened" but states and counties maintain differing and evolving requirements related to COVID-19. As we compare fiscal 2021 financial performance with the comparable period in fiscal 2020 that included elevated COVID-related demand, we are reporting declines in year-over-year net sales and comparable store sales growth on a year-to-date basis. In addition, consumer behavior continues to be impacted by a variety of factors including, in part, increased consumer mobility and travel, higher food-away-from-home spend, continued consolidation of grocery store visits, elevated grocery e-commerce usage and higher levels of government stimulus, leading to consumers prioritizing convenience over value. There was also a surge of positive COVID-19 cases related to the Delta variant around the country during the third quarter, including states in which we operate, creating additional uncertainty and having a negative impact on staffing. As a result of those factors and the possibility of different variants, it is difficult to predict near term consumer behavior and resulting sales trends for our business.

We and our IOs currently face and will continue to face staffing challenges including overtime pay, increased payroll attributable to employees who are compensated for their time to receive vaccines, and staffing shortages for a variety of reasons that are attributable to the COVID-19 pandemic. In early 2021, many counties in California and Washington enacted ordinances mandating "hazard pay" for grocery workers. While most of those ordinances have applied to large companies with more than 300 employees and have not applied to smaller businesses operated by a single employer (such as an Independent Operator), these ordinances do create staffing issues as many competitors are subject to those ordinances and accordingly may offer more competitive compensation. While most of the hazard pay ordinances have expired, if there is another COVID surge, counties may try to implement new ordinances. In addition, federal and state governments have enacted legislation to provide additional company paid benefits for employees and former employees impacted by the COVID-19 pandemic. Also, in the event that a Company employee, an IO, or IO employee tests positive for COVID-19, we may have to temporarily close a store, office or distribution center for cleaning and/or quarantine one or more employees which could negatively impact our financial results. We have incurred, and expect to continue to incur, cleaning and safety costs, supplies, and higher personnel expenses.
In addition, since the start of the pandemic certain inventory items have at times been, and may in the future again be, in short supply. Recently, COVID-19-related supply chain disruptions have caused logistical challenges for us and many other businesses in the retail industry, causing delay in product delivery to our distribution centers, stores and customers. These logistical challenges have also caused increased costs to deliver goods to our stores resulting from increased fuel costs, increased carrier rates and driver wages as a result of driver shortages, a decrease in transportation capacity, and slowdowns. Additionally, certain fixture upgrades and new refrigeration units now have longer lead times. All of these factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times which may disrupt our business and negatively impact our financial results. Further, planned construction and opening of new stores have been and may continue to be negatively impacted due to increased time periods to get materials such as steel, obtain permits and licenses and set up utilities. Finally, we have incurred, and expect to continue to incur, additional expenses as a result of certain increased costs related to our IOs. For example, we are paying a portion of the costs of personal protective equipment ("PPE") and cleaning supplies for our IOs as well as reducing interest rates on outstanding IO notes. We cannot reasonably estimate the length or severity of this pandemic, but it could have a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2021. See "Risk Factors—Major health epidemics, such as the outbreak caused by COVID-19 and its variants, and other outbreaks could continue to disrupt and adversely affect our operations, financial condition and business" in Part II of this Report for additional information.
Key Factors and Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key GAAP measures we use are net sales, gross profit and gross margin, selling, general and administrative expenses (“SG&A”) and operating income. The key operational metrics and non-GAAP measures we use are number of new stores, comparable store sales, EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share.
Third Quarter of Fiscal 2021 Overview
Key financial and operating performance results for the third quarter of fiscal 2021 were as follows:
•Net sales increased by 0.6% to $768.9 million from $764.1 million in the third quarter of fiscal 2020; comparable store sales decreased by 4.3% compared to a 9.1% increase in the same period last year.
•We opened 7 new stores, ending the third quarter of fiscal 2021 with 407 stores in six states.
•Net income decreased 57.7% to $17.1 million, or $0.17 per diluted share, compared to net income of $40.5 million, or $0.41 per diluted share, in the third quarter of fiscal 2020.
•Adjusted EBITDA(1) decreased 6.2% to $51.4 million compared to $54.8 million in the third quarter of fiscal 2020.
•Adjusted net income(1) decreased 15.3% to $23.4 million, or $0.24 per adjusted diluted share(1), compared to $27.7 million, or $0.28 per adjusted diluted share, in the third quarter of fiscal 2020.
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
We recognize revenues from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Discounts provided to customers by us are recognized at the time of sale as a reduction in sales as the products are sold. Discounts that are funded solely by IOs are not recognized as a reduction in sales as the IO bears the incidental costs arising from the discount. We do not accept manufacturer coupons. Sales consist of sales from comparable stores and non-comparable stores, described below under “Comparable Store Sales.” Growth of our sales is generally driven by expansion of our store base in existing and new markets as well as comparable store sales growth. Sales are impacted by the spending habits of our customers, product mix and availability, as well as promotional and competitive activities. Our ever-changing selection of offerings across diverse product categories supports growth in sales by attracting new customers and encouraging repeat visits from our existing customers. The spending habits of our customers are affected by changes in macroeconomic conditions, such as those experienced due to the COVID-19 pandemic, and changes in discretionary income. As another example, we believe the re-opening of businesses led to a decrease in our customer count as customers are again traveling and eating out at restaurants. Our customers' discretionary income is primarily impacted by wages, fuel and other cost-of-living increases including food-at-home inflation, as well as consumer trends and preferences, which fluctuate depending on the environment. Because we offer a broad selection of merchandise at extreme values, historically we have benefited from periods of economic uncertainty.
Cost of Sales, Gross Profit and Gross Margin
Cost of sales includes, among other things, merchandise costs, inventory markdowns, inventory losses and transportation, distribution and warehousing costs, including depreciation. Gross profit is equal to our sales less our cost of sales. Gross margin is gross profit as a percentage of our sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is impacted by product mix and availability, as some products generally provide higher gross margins, and by our merchandise costs, which can vary. Gross margin is also impacted by the costs of distributing and transporting product to our stores, which can vary. Our gross profit is variable in nature and generally follows changes in sales. While our disciplined buying approach has produced consistent gross margins throughout economic cycles which we believe has helped to mitigate adverse impacts on gross profit and results of operations, changes in consumer demand like we experienced at the beginning of the COVID-19 pandemic, changes in supply chain costs and changes in discretionary income has resulted and could continue to result in unexpected changes to our gross margins. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures of our competitors and other retailers. As a result, our gross profit and gross margin may not be comparable to similar data made available by our competitors and other retailers.
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

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$768,880	$764,082	$2,296,881	$2,327,819
Cost of sales	531,768	525,899	1,590,044	1,598,859
Gross profit	237,112	238,183	706,837	728,960
Operating expenses:
Selling, general and administrative	191,572	189,880	573,125	574,813
Depreciation and amortization	17,495	14,131	49,997	40,291
Share-based compensation	1,902	3,857	10,051	34,309
Total operating expenses	210,969	207,868	633,173	649,413
Income from operations	26,143	30,315	73,664	79,547
Other expenses (income):
Interest expense, net	3,950	4,833	11,778	15,937
Gain on insurance recoveries	—	—	(3,970)	—
Debt extinguishment and modification costs	—	—	—	198
Total other expenses (income)	3,950	4,833	7,808	16,135
Income before income taxes	22,193	25,482	65,856	63,412
Income tax expense (benefit)	5,054	(14,992)	10,185	(19,037)
Net income and comprehensive income	$17,139	$40,474	$55,671	$82,449

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Percentage of net sales (1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.2%	68.8%	69.2%	68.7%
Gross profit	30.8%	31.2%	30.8%	31.3%
Operating expenses:
Selling, general and administrative	24.9%	24.9%	25.0%	24.7%
Depreciation and amortization	2.3%	1.8%	2.2%	1.7%
Share-based compensation	0.2%	0.5%	0.4%	1.5%
Total operating expenses	27.4%	27.2%	27.6%	27.9%
Income from operations	3.4%	4.0%	3.2%	3.4%
Other expenses (income):
Interest expense, net	0.5%	0.6%	0.5%	0.7%
Gain on insurance recoveries	—%	—%	(0.2)%	—%
Debt extinguishment and modification costs	—%	—%	—%	—%
Total other expenses (income)	0.5%	0.6%	0.3%	0.7%
Income before income taxes	2.9%	3.3%	2.9%	2.7%
Income tax expense (benefit)	0.7%	(2.0)%	0.4%	(0.8)%
Net income and comprehensive income	2.2%	5.3%	2.4%	3.5%
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
Comparable Store Sales
We use comparable store sales as an operating metric to measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. Comparable store sales are impacted by the same factors that impact net sales.
Comparable store sales consists of net sales from our stores beginning on the first day of the fourteenth full fiscal month following the store's opening, which is when we believe comparability is achieved. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been closed for an extended period as well as any planned store closures or dispositions. When applicable, as was the case with fiscal 2020, we exclude the net sales in the non-comparable week of a 53-week year from the same store sales calculation.
Opening new stores is a primary component of our growth strategy and, as we continue to execute on our growth strategy, we expect a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales is only one measure we use to assess the success of our growth strategy.
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share
EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are key metrics used by management and our board of directors to assess our financial performance. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are also frequently used by analysts, investors and other interested parties to evaluate us and other companies in our industry. We use EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. In addition, we use adjusted EBITDA to supplement GAAP measures of performance to evaluate our performance in connection with compensation decisions. Management believes it is useful to investors and analysts to evaluate these non-GAAP measures on the same basis as management uses to evaluate our operating results. We believe that excluding items from operating income, net income and net income per diluted share that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides additional information for analyzing trends in our business.
We define EBITDA as net income before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense, non-cash rent, asset impairment and gain or loss on disposition, provision for accounts receivable reserves and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for costs related to amortization of purchase accounting assets and deferred financing costs, tax impact of option exercises and vesting of RSUs, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted average shares outstanding. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP measures through the use of various GAAP measures. In the future we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive our non-GAAP measures.
Beginning with the fourth quarter of fiscal 2020, we updated our definitions of adjusted EBITDA and adjusted net income to simplify our presentation and enhance comparability between periods. We no longer exclude new store pre-opening expenses from our presentation of adjusted EBITDA and adjusted net income. We also updated our definition of adjusted net income to exclude the tax impact of options exercises and vesting of RSUs. Lastly, debt extinguishment and modification costs were reclassified to the other adjustments line item within the presentation of both adjusted EBITDA and adjusted net income. The presentations for adjusted EBITDA and adjusted net income for the 13 and 39 weeks ended September 26, 2020 have been recast to reflect these changes and reconciliations between the revised and previous definitions of adjusted EBITDA and adjusted net income for each quarter of fiscal years 2020 and 2019 were provided in our Form 8-K filed with the SEC on March 2, 2021.
The following table summarizes key operating metrics and non-GAAP components of our results of operations for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Other Financial and Operations Data
Number of new stores	7	10	28	27
Number of stores open at end of period	407	372	407	372
Comparable store sales increase (decrease) (1)	(4.3)%	9.1%	(7.6)%	14.3%
EBITDA (2)	$44,377	$45,111	$129,679	$121,602
Adjusted EBITDA (2)	$51,389	$54,775	$151,062	$171,703
Adjusted net income (2)	$23,440	$27,671	$69,899	$88,417
_______________________
(1)Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following the store's opening, which is when we believe comparability is achieved.
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

GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to adjusted net income, and our GAAP earnings per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$17,139	$40,474	$55,671	$82,449
Interest expense, net	3,950	4,833	11,778	15,937
Income tax expense (benefit)	5,054	(14,992)	10,185	(19,037)
Depreciation and amortization expenses (1)	18,234	14,796	52,045	42,253
EBITDA	44,377	45,111	129,679	121,602
Share-based compensation expenses (2)	1,902	3,857	10,051	34,309
Non-cash rent (3)	2,391	2,675	8,360	7,648
Asset impairment and gain or loss on disposition (4)	186	205	943	1,158
Provision for accounts receivable reserves (5)	1,240	372	3,529	321
Other (6)	1,293	2,555	(1,500)	6,665
Adjusted EBITDA	$51,389	$54,775	$151,062	$171,703

	13 Weeks Ended		39 Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$17,139	$40,474	$55,671	$82,449
Share-based compensation expenses (2)	1,902	3,857	10,051	34,309
Non-cash rent (3)	2,391	2,675	8,360	7,648
Asset impairment and gain or loss on disposition (4)	186	205	943	1,158
Provision for accounts receivable reserves (5)	1,240	372	3,529	321
Other (6)	1,293	2,555	(1,500)	6,665
Amortization of purchase accounting assets and deferred financing costs (7)	2,943	2,943	8,829	8,823
Tax impact of stock option exercises and vesting of restricted stock units (8)	(867)	(21,880)	(7,525)	(36,458)
Tax effect of total adjustments (9)	(2,787)	(3,530)	(8,459)	(16,498)
Adjusted net income	$23,440	$27,671	$69,899	$88,417

GAAP earnings per share
Basic	$0.18	$0.44	$0.58	$0.91
Diluted	$0.17	$0.41	$0.56	$0.84
Adjusted earnings per share
Basic	$0.24	$0.30	$0.73	$0.97
Diluted	$0.24	$0.28	$0.70	$0.90
Weighted average shares outstanding
Basic	95,955	92,489	95,610	90,929
Diluted	99,169	99,266	99,477	98,033
___________________________
(1)Includes depreciation related to our distribution centers which is included within the cost of sales line item in our condensed consolidated statements of operations and comprehensive income. See Note 1 to the condensed consolidated financial statements for additional information about the components of cost of sales.
(2)Includes non-cash share-based compensation expense and cash dividends paid on vested share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016. See "Share-based Compensation

Expense" in the "Comparison of the 13 and 39 weeks ended October 2, 2021 and September 26, 2020" section below for additional information.
(3)Consists of the non-cash portion of rent expense, which represents the difference between our straight-line rent expense recognized under GAAP and cash rent payments. The adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant store growth in recent years.
(4)Represents impairment charges with respect to planned store closures and gains or losses on dispositions of assets in connection with store transitions to new IOs.
(5)Represents non-cash changes in reserves related to our IO notes and accounts receivable. See Note 2 to the condensed consolidated financial statements for additional information.
(6)Represents other non-recurring, non-cash or non-operational items, such as gain on insurance recoveries, technology upgrade implementation costs, costs related to employer payroll taxes associated with equity awards, personnel-related costs, store closing costs, legal expenses, secondary equity offering transaction costs, debt extinguishment and modification costs, strategic project costs and miscellaneous costs.
(7)Represents the amortization of debt issuance costs and incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, which included trademarks, customer lists, and below-market leases.
(8)Represents excess tax benefits related to stock option exercises and vesting of RSUs that are recorded in earnings as discrete items in the reporting period in which they occur.
(9)Represents the tax effect of the total adjustments. We calculate the tax effect of the total adjustments on a discrete basis excluding any non-recurring and unusual tax items.
Comparison of the 13 and 39 weeks ended October 2, 2021 and September 26, 2020 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended				39 Weeks Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Net sales	$768,880	$764,082	$4,798	0.6%	$2,296,881	$2,327,819	$(30,938)	(1.3)%
The increase in net sales for the 13 weeks ended October 2, 2021 compared to the same period in fiscal 2020 was primarily attributable to non-comparable store sales growth attributable to the net 35 new stores opened over the last 12 months, partially offset by a decrease in comparable store sales.
The decrease in net sales for the 39 weeks ended October 2, 2021 compared to the same period in fiscal 2020 was primarily attributable to a decrease in comparable store sales, partially offset by the above mentioned net 35 new stores opened over the last 12 months.
Comparable store sales decreased 4.3% for the 13 weeks ended October 2, 2021 and 7.6% for the 39 weeks ended October 2, 2021 compared to the same periods in fiscal 2020. As we continue to cycle periods of 2020 that included elevated COVID-related demand starting in March 2020, the decrease in comparable store sales for the 13 weeks ended October 2, 2021 was due to a decrease in customer traffic, while the decrease in comparable store sales for the 39 weeks ended October 2, 2021 was primarily attributable to a decrease in customer traffic, partially offset by an increase in average transaction size.
Cost of Sales

	13 Weeks Ended				39 Weeks Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Cost of sales	$531,768	$525,899	$5,869	1.1%	$1,590,044	$1,598,859	$(8,815)	(0.6)%
% of net sales	69.2%	68.8%			69.2%	68.7%
The increase in cost of sales for the 13 weeks ended October 2, 2021 compared to the same period in fiscal 2020 was primarily the result of new store growth and higher costs as a percentage of net sales, partially offset by a decrease in comparable store sales (as discussed above).
The decrease in cost of sales for the 39 weeks ended October 2, 2021 compared to the same period in fiscal 2020 was primarily the result of the comparable store sales decrease discussed above, partially offset by new store growth and higher costs as a percentage of net sales.

Costs as a percentage of net sales increased for the 13 and 39 weeks ended October 2, 2021 compared to the same periods in fiscal 2020 as a result of increased distribution costs and fuel and freight costs.
Gross Profit and Gross Margin

	13 Weeks Ended				39 Weeks Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Gross profit	$237,112	$238,183	$(1,071)	(0.4)%	$706,837	$728,960	$(22,123)	(3.0)%
Gross margin	30.8%	31.2%			30.8%	31.3%
The decrease in gross profit for the 13 and 39 weeks ended October 2, 2021 compared to the same periods in fiscal 2020 was primarily the result of a decrease in comparable store sales and higher costs as a percentage of net sales (as discussed above), partially offset by new store growth. Our gross margin decreased for the 13 and 39 weeks ended October 2, 2021 compared to the same period in fiscal 2020 primarily due to the higher cost of sales as a percentage of net sales.
Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended				39 Weeks Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
SG&A	$191,572	$189,880	$1,692	0.9%	$573,125	$574,813	$(1,688)	(0.3)%
% of net sales	24.9%	24.9%			25.0%	24.7%
The increase in SG&A for the 13 weeks ended October 2, 2021 compared to the same period in fiscal 2020 was primarily driven by higher store occupancy and maintenance costs due to a higher store count, increases in commission payments to IOs and increased marketing expenses as a result of the Company's growth, partially offset by lower personnel costs driven by decreased incentive bonuses and lower expenses related to our profit sharing program under our 401(k) plan.
The decrease in SG&A for the 39 weeks ended October 2, 2021 compared to the same period in fiscal 2020 was primarily driven by lower personnel costs as a result of decreased incentive bonuses and profit sharing expenses and decreased commission payments to IOs, partially offset by higher store occupancy and maintenance costs due to a higher store count and increased marketing expenses.
As a percentage of net sales, SG&A increased slightly for the 39 weeks ended October 2, 2021 compared to the same periods in fiscal 2020 due to lower expense leverage as a result of reduced net sales.
Depreciation and Amortization Expense

	13 Weeks Ended				39 Weeks Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Depreciation and amortization	$17,495	$14,131	$3,364	23.8%	$49,997	$40,291	$9,706	24.1%
% of net sales	2.3%	1.8%			2.2%	1.7%
The increase in depreciation and amortization expenses for the 13 and 39 weeks ended October 2, 2021 compared to the same periods in fiscal 2020 was primarily driven by new store growth and other capital investments.

Share-based Compensation Expense

	13 Weeks Ended				39 Weeks Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Share-based compensation	$1,902	$3,857	$(1,955)	(50.7)%	$10,051	$34,309	$(24,258)	(70.7)%
% of net sales	0.2%	0.5%			0.4%	1.5%
The decrease in share-based compensation expenses for the 13 weeks ended October 2, 2021 compared to the same period in fiscal 2020 was primarily driven by adjustments to reflect current performance expectations related to previously granted PSUs, partially offset by expenses related to RSUs and PSUs granted during fiscal 2021.
The decrease in share-based compensation expenses for the 39 weeks ended October 2, 2021 compared to the same period in fiscal 2020 was primarily due to $26.1 million in share-based compensation expense we incurred related to 5.8 million performance-based stock options that vested in connection with performance events achieved with the closing of our February and April 2020 secondary offerings. This decrease was partially offset by an increase in expense related to RSUs and PSUs granted during fiscal 2021 and 2020. See Note 4 to the condensed consolidated financial statements for additional information.
Interest Expense, Net

	13 Weeks Ended				39 Weeks Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Interest expense, net	$3,950	$4,833	$(883)	(18.3)%	$11,778	$15,937	$(4,159)	(26.1)%
% of net sales	0.5%	0.6%			0.5%	0.7%
The decrease in net interest expense for the 13 and 39 weeks ended October 2, 2021 compared to the same periods in fiscal 2020 was primarily driven by lower interest rates experienced under our First Lien Credit Agreement as a result of decreases in the London Inter-bank Offered Rate. Furthermore, the 39 weeks ended September 26, 2020 included interest expense from the $90.0 million borrowed under the revolving credit facility of our First Lien Credit Agreement between March and May of 2020. See Note 3 to the condensed consolidated financial statements for additional information.
Gain on Insurance Recoveries

	13 Weeks Ended				39 Weeks Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Gain on insurance recoveries	$—	$—	$—	—%	$(3,970)	$—	$(3,970)	N/A
% of net sales	—%	—%			(0.2)%	—%
During the 39 weeks ended October 2, 2021 we recorded a $4.0 million gain on insurance recoveries related to the loss of our Paradise, California store in 2018 due to a wildfire.
Debt Extinguishment and Modification Costs

	13 Weeks Ended				39 Weeks Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Debt extinguishment and modification costs	$—	$—	$—	—%	$—	$198	$(198)	(100.0)%
% of net sales	—%	—%			—%	—%
During the 39 weeks ended September 26, 2020 we wrote off approximately $0.1 million of debt issuance costs and incurred $0.1 million of debt modification costs related to the repricing and amendment of our First Lien Credit Agreement. See Note 3 to the condensed consolidated financial statements for additional information.

Income Tax Expense (Benefit)

	13 Weeks Ended				39 Weeks Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Income tax expense (benefit)	$5,054	$(14,992)	$20,046	133.7%	$10,185	$(19,037)	$29,222	153.5%
% of net sales	0.7%	(2.0)%			0.4%	(0.8)%
Effective tax rate	22.8%	(58.8)%			15.5%	(30.0)%
During the 13 weeks ended October 2, 2021, we recorded an income tax expense of $5.1 million compared to an income tax benefit of $15.0 million for the 13 weeks ended September 26, 2020. This change was primarily driven by a reduction in excess tax benefits related to the exercise of stock options and vesting of RSUs as compared to the same period in fiscal 2020. Such excess tax benefits totaled $0.9 million for the 13 weeks ended October 2, 2021 compared to $21.9 million for the 13 weeks ended September 26, 2020.
During the 39 weeks ended October 2, 2021, we recorded an income tax expense of $10.2 million compared to an income tax benefit of $19.0 million for the 39 weeks ended September 26, 2020. This increase was primarily driven by a reduction in excess tax benefits related to the exercise of stock options and vesting of RSUs as compared to the same period in fiscal 2020. Such excess tax benefits totaled $7.5 million for the 39 weeks ended October 2, 2021 compared to $36.5 million for the 39 weeks ended September 26, 2020.
Net Income

	13 Weeks Ended				39 Weeks Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Net income	$17,139	$40,474	$(23,335)	(57.7)%	$55,671	$82,449	$(26,778)	(32.5)%
% of net sales	2.2%	5.3%			2.4%	3.5%
As a result of the foregoing factors, net income decreased for the 13 and 39 weeks ended October 2, 2021 compared to the same periods in fiscal 2020.
Adjusted EBITDA

	13 Weeks Ended				39 Weeks Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Adjusted EBITDA	$51,389	$54,775	$(3,386)	(6.2)%	$151,062	$171,703	$(20,641)	(12.0)%
The decrease in adjusted EBITDA for the 13 and 39 weeks ended October 2, 2021 compared to the same periods in fiscal 2020 was primarily due to a decrease in gross profit, which was primarily driven by a decrease in comparable store sales of 4.3% for the 13 weeks ended October 2, 2021 and 7.6% for the 39 weeks ended October 2, 2021, as well as increases in costs as a percentage of net sales, each as discussed above.
Adjusted Net Income

	13 Weeks Ended				39 Weeks Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Adjusted net income	$23,440	$27,671	$(4,231)	(15.3)%	$69,899	$88,417	$(18,518)	(20.9)%
The decrease in adjusted net income for the 13 and 39 weeks ended October 2, 2021 compared to the same periods in fiscal 2020 was primarily due to a decrease in gross profit, which was primarily driven by a decrease in comparable store sales of 4.3% for the 13 weeks ended October 2, 2021 and 7.6% for the 39 weeks ended October 2, 2021, as well as increases in costs as a percentage of net sales, each as discussed above.

Liquidity and Capital Resources
Sources of Liquidity
As of October 2, 2021, we had cash and cash equivalents of $156.0 million, which consisted primarily of cash held in checking and money market accounts with financial institutions.
Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have funded our working capital and capital expenditures requirements with internally generated cash on hand and through proceeds from the initial public offering of our common stock in June 2019. Our current primary sources of liquidity are net cash provided by operating activities and borrowings under our First Lien Credit Agreement (as defined below). In addition, we have a revolving credit facility with $100.0 million in borrowing capacity under our First Lien Credit Agreement. As of October 2, 2021, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under this revolving credit facility. We have not borrowed under this revolving credit facility during fiscal 2021.
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
First Lien Credit Agreement
Second Incremental Agreement — On January 24, 2020, we entered into a second incremental agreement (the “Second Incremental Agreement”) which amended a previous incremental agreement (the "First Incremental Agreement"). The Second Incremental Agreement refinanced a previous replacement term loan under the First Incremental Agreement with a replacement $460.0 million senior secured term loan credit facility (the "Second Replacement Term Loan") with an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, and made certain other corresponding technical changes and updates to the previously amended First Lien Credit Agreement. The interest rate on the Second Replacement Term Loan was 2.88% as of October 2, 2021. The Second Replacement Term Loan matures on October 22, 2025, which is the same maturity date as the prior term loans under the original First Lien Credit Agreement and First Incremental Agreement.
Other than as described above, the Second Replacement Term Loan has the same terms as provided under the original First Lien Credit Agreement and the First Incremental Agreement, including voluntary prepayment on borrowings without premium or penalty. Additionally, the parties to the Second Incremental Agreement continue to have the same obligations set forth in the original First Lien Credit Agreement and the First Incremental Agreement.
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
Debt Covenant
The First Lien Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The First Lien Credit Agreement restricts us from entering into certain types of transactions and making certain types of payments including dividends and stock repurchase and other similar distributions, with certain exceptions. Additionally, the revolving credit facility under our First Lien Credit Agreement is subject to a first lien secured leverage ratio (as defined in the First Lien Credit Agreement) of 7:00 to 1:00.
As of October 2, 2021, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands, except percentages):

	39 Weeks Ended
	October 2, 2021	September 26, 2020	$ Change	% Change
Net cash provided by operating activities	$141,765	$99,261	$42,504	42.8%
Net cash used in investing activities	$(96,283)	$(92,907)	$(3,376)	3.6%
Net cash provided by financing activities	$5,168	$24,627	$(19,459)	(79.0)%
Net increase in cash and cash equivalents	$50,650	$30,981	$19,669	63.5%
Cash Provided by Operating Activities
Net cash provided by operating activities was $141.8 million for the 39 weeks ended October 2, 2021 compared to $99.3 million for the same period in fiscal 2020. The increase in net cash provided by operating activities of $42.5 million for the 39 weeks ended October 2, 2021 compared to the same period in fiscal 2020 was primarily driven by a reduction in cash used for merchandise inventory and increases in trade accounts payable and accrued expenses. The increase in working capital was partially offset by lower net sales driven by a decrease in comparable store sales.
Cash Used in Investing Activities
Net cash used in investing activities was $96.3 million for the 39 weeks ended October 2, 2021 compared to $92.9 million for the same period in fiscal 2020. The increase in net cash used in investing activities of $3.4 million for the 39 weeks ended October 2, 2021 compared to the same period in fiscal 2020 was primarily related to capital expenditures including the construction of newly opened stores and stores under development as well as existing store capital investments. We had 28 new store openings and three store relocations during the 39 weeks ended October 2, 2021 compared to 27 new store openings and one store relocation for the same period of fiscal 2020.
Cash Provided by Financing Activities
Net cash provided by financing activities was $5.2 million for the 39 weeks ended October 2, 2021 compared to $24.6 million for the same period in fiscal 2020. The decrease in net cash provided by financing activities was primarily due to a decrease in proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements
As of October 2, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our contractual obligations during the 39 weeks ended October 2, 2021 from those disclosed in our 2020 Form 10-K.
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
There have been no material changes to our critical accounting policies and estimates during the 39 weeks ended October 2, 2021 from those disclosed in our 2020 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of October 2, 2021, our outstanding credit facilities included a $460.0 million term loan (the "Second Replacement Term Loan"). As of October 2, 2021, the interest rate on the Second Replacement Term Loan was 2.88%. See Note 3 to the condensed consolidated financial statements for additional information. Based on the outstanding balance and interest rate of our Second Replacement Term Loan as of October 2, 2021, a hypothetical 10% relative increase or decrease in the effective interest rate would cause an increase or decrease in interest expense of approximately $1.3 million over the next 12 months.
We do not currently use derivative financial instruments for speculative or trading purposes. This practice does not preclude our adoption of specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Our disclosure controls are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 2, 2021.
Changes in Internal Control over Financial Reporting
During the quarter ended October 2, 2021, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2020 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2020 Form 10-K, other than as set forth below.
Risks Related to Our Operations
We may not be able to successfully identify trends and maintain a consistent level of opportunistic products which could have a material adverse effect on our business, financial condition and results of operations.
Consumer preferences often change rapidly and without warning. We may not successfully address consumer trends or be able to acquire desirable products at discounts that excite our customers, which could add difficulty in attracting new customers and retaining existing customers and encouraging frequent visits. Customer demand for certain products has fluctuated as the COVID-19 pandemic has progressed and customer behaviors have changed, specifically relating to shopping trip consolidations, and a decrease in the number of stores visited as online purchases have increased. These circumstances have led to a decline in our customer count during 2021 and we cannot predict whether such changes are temporary. We generally make individual purchase decisions for products that become available, and these purchases may be for large quantities that we may not be able to sell on a timely or cost-effective basis. Some of our products are sourced from suppliers at significantly reduced prices for specific reasons, and we are not always able to purchase specific products on a recurring basis. To the extent that some of our suppliers are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of over-stock and short-dated products available to us could also be materially reduced, making it difficult to deliver products to our customers at attractive prices. Maintaining adequate inventory of quality, name-brand products requires significant attention and monitoring of market trends, local markets and developments with suppliers and our distribution network, and it is not certain that we or the IOs will be effective in inventory management.
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
Our long-term success depends in part on our ability and the ability of the IOs to maintain or increase comparable store sales, and if we are unable to achieve comparable store growth over the long-term, our profitability and performance could be materially adversely impacted.
The IOs are responsible for store operations. Our success depends on increasing comparable store sales through our opportunistic purchasing strategy and the ability of the IOs to increase sales and profits. To increase net sales and profits, and therefore comparable store sales growth, we and the IOs focus on delivering value and generating customer excitement by strengthening opportunistic purchasing, optimizing inventory management, maintaining strong store conditions and effectively marketing current products and new product offerings. As we cycle periods of 2020 that included elevated COVID-related demand, we are reporting declines in year-over-year net sales and comparable store sales growth on a year-to-date basis. In addition, competition and pricing pressures from competitors and suppliers may also materially adversely impact our operating margins. Our comparable store sales growth could continue to be lower than our historical average or our future target for many reasons, including general economic conditions that may not favor our model, operational performance, including by the IOs, price inflation or deflation, industry competition, new competitive entrants near our stores, price changes in response to competitive factors, the impact of new stores entering the comparable store base, cycling against any year or quarter of above-average net sales results, possible supply shortages or other operational disruptions, the number and dollar amount of customer transactions in our stores, our ability to provide product or service offerings that generate new and repeat visits to our stores and the level of customer engagement that we and the IOs provide in our stores. In addition, we may not accurately model cannibalization for our new stores. Opening new stores in our established markets may result in inadvertent oversaturation, temporarily or permanently diverting customers and sales from our existing stores to new stores and reduce comparable store sales, thus adversely affecting our overall financial performance. These factors may cause our comparable store sales results to be materially lower than in recent periods, which could harm our profitability and business.
Because we compete to a substantial degree on price, changes affecting the market prices of the products we sell, including due to inflation or deflation, increases in freight or other supply costs, or worsening economic conditions, could materially adversely affect our financial condition and operating results.
A critical differentiator of our business is our ability to offer value to our customers, including offering prices that are substantially below those offered by some of our competitors. We carefully monitor the market prices of our products in order to maintain our price advantage and reputation. Recently, we have experienced varying levels of inflation in certain categories, resulting in part from various supply disruptions, increased shipping/transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions caused by the COVID-19 pandemic and the uncertain economic environment. If costs of goods continue to increase and our suppliers seek price increases from us, we may not be able to mitigate such increases and would consider setting a higher price, which could deter customers. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may impact gross margins. We may also experience reduced sales as a result of a decline in the number and average basket size of customer transactions. In addition, the market price of the products we sell can be influenced by general economic conditions. For example, general deflation in the prices of the products we sell could cause us and the IOs to mark down prices and thereby reduce our gross profits and gross margins. Our low-price model and competitive pressures may inhibit our ability to reflect these increased costs in the prices of our products, and therefore reduce our profitability and materially adversely affect our business, financial condition and results of operations.
We are currently experiencing disruptions in our distribution network causing the timely receipt of inventory to our distribution centers and stores to be impaired, which has had and could continue to have an adverse impact on our operating performance.
We rely on our distribution and transportation network, including by means of truck, ocean and rail to provide goods to our distribution centers and stores in a timely and cost-effective manner. We use three primary leased distribution centers that we operate and five primary distribution centers operated by third-parties. Deliveries to our stores occur from our distribution centers or directly from our suppliers. Any disruption, unanticipated or unusual expense or operational failure related to this process could affect store operations negatively. Recently, COVID-19-related labor shortages and supply chain disruptions have caused logistical challenges for us and many other businesses in the retail industry, causing delay in product delivery to our distribution centers, stores and customers. These logistical challenges have also caused increased costs to deliver goods to our stores resulting from increased fuel costs, increased carrier rates and driver wages as a result of driver shortages, a decrease in transportation capacity, and slowdowns. If these circumstance continue, they could have a material adverse impact on our ability to generate sales and earn profits. In addition, events beyond our control, such as disruptions in operations due to fire or other catastrophic events or labor disagreements, may result in delays in the delivery of merchandise to our stores. While we maintain business interruption insurance, in the event our distribution centers are shut down for any reason, such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. Furthermore, there can be no guarantee that we will be able to renew the leases or third-party distribution and transportation contracts, as applicable, on our distribution centers on attractive terms or at all, which may increase our expenses and cause temporary disruptions in our distribution network.
As we continue to implement our store growth strategy, effectively managing our distribution network and distribution centers becomes more complex. Our new store locations receiving shipments may be further away from our distribution centers, which may increase transportation costs and may create transportation scheduling strains, or may require us to add additional facilities to the network.
We have just begun and have limited experience competing in the growing online retail marketplace.
Recently, we entered into a partnership with Instacart to test online shopping at a limited number of our stores. Certain of our competitors and a number of pure online retailers have already established robust online operations and have increased their online sales as a result of the COVID-19 pandemic. Increased competition from online grocery retailers and our lack of a tested online retail presence may reduce our customers’ desire to purchase products from us. If we decide to expand our online shopping efforts, we may be exposed to new risks and challenges. Furthermore, there can be no assurance that any investments that we make to test or expand our online shopping capabilities will be repaid. These factors could have a material adverse effect on our business, financial condition and results of operations.

We and our IOs are experiencing and may continue to experience challenges in recruiting and retaining qualified employees.
Our future growth, performance and positive customer experience depends on our and the IOs’ ability to attract, train, retain and motivate qualified employees who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and customers. We and the IOs are currently facing intense competition for management personnel and hourly employees. If we and the IOs are unable to attract and retain adequate numbers of qualified employees, our operations, customer service levels and support functions could suffer. There is no assurance that we and the IOs will be able to attract or retain highly qualified employees to operate our business.
Risks Related to Our Business Environment
Major health epidemics, such as the outbreak caused by COVID-19 and its variants, and other outbreaks have and could continue to disrupt and adversely affect our operations, financial condition and business.
The United States and other countries have experienced, and may experience in the future, major health epidemics related to viruses or other pathogens. The COVID-19 pandemic in particular has negatively impacted the economy, disrupted consumer behaviors and supply chains, and created volatility among the financial markets. We and our IOs have faced and will continue to face staffing challenges including staffing shortages additional sick and overtime pay for a variety of reasons that are attributable to the COVID-19 pandemic. In early 2021, many counties in California and Washington enacted ordinances mandating "hazard pay" for grocery workers. While most of those ordinances have applied to large companies with more than 300 employees and have not applied to smaller businesses operated by a single employer (such as an Independent Operator), these ordinances do create staffing issues as many competitors are subject to those ordinances and may offer more competitive compensation. While most of the hazard pay ordinances have expired, if there is another COVID surge, counties may try to implement new ordinances. In addition, federal and state governments have enacted legislation to provide additional company paid benefits for employees and former employees impacted by the COVID-19 pandemic.
Additionally, since the start of the pandemic, supply for inventory, including opportunistic inventory, has been, and may in the future again be, negatively impacted at times when overall demand for inventory is increased or inventory is more difficult to procure, which could negatively impact our margin. Our planned construction and opening of new stores have been and may continue to be negatively impacted due to increased time periods to get materials such as steel, obtain permits and licenses and set up utilities. A significant subset of our corporate employee population remains in a remote or hybrid work environments in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including an increased risk of phishing and other cybersecurity attacks. In the event that an employee, IO, or IO employee tests positive for COVID-19, we have had to, and may in the future have to, temporarily close one or more stores, offices or distribution centers for cleaning and/or quarantine one or more employees, which could negatively impact our financial results. Outbreaks of COVID-19 among employees of any of our suppliers, vendors, third party distributors or service providers may further disrupt or limit product supply and vendor services which could have a negative impact on our financial results. In addition, if one of more of our employees, IOs, IOs’ employees or customers becomes ill from COVID-19 and attributes their exposure to such illness to us or one of our stores, we and/or our IOs could be subject to allegations of failure to adequately mitigate the risk of such exposure. Such allegations could harm our reputation and sales and expose us to the risks of litigation and liability. Many states are now increasing enforcement and COVID-19 compliance efforts through state OSHA or public health inspections. Such enforcement efforts could result in citations, additional requirements or temporary store closures which could negatively impact our financial results.
Due to the extraordinary impact of the outbreak of COVID-19 on our operations, including, without limitation, on customer behavior and inventory supply in fiscal 2020 and 2021, as well as significant supply chain logistics and staffing challenges and the other factors discussed above in fiscal 2021, our operating performance and financial results during fiscal years 2020 and 2021 may not be meaningful indicators of future results. These impacts and the uncertainty surrounding the COVID-19 situation and the severity of related variants also make it more challenging for us to estimate future performance of the business and develop growth strategies for the future. The rapid development and fluidity of this situation precludes any prediction as to the adverse impact to us of COVID-19. We are continuing to monitor the spread of COVID-19 and related risks. The magnitude and duration of the pandemic and its impact on our business, results of operations, financial position, and cash flows are uncertain as this situation continues to evolve globally.
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

The extent of COVID-19’s effect on our operational and financial performance in the future will depend on future developments, including the duration, spread and intensity of the pandemic, any emerging variants for which vaccines may not be effective, any future government actions affecting consumers and the economy generally, changing economic conditions and any resulting inflationary impacts, as well as timing and effectiveness of global vaccines, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Although the potential effects that COVID-19 may continue to have on us are not clear, such impacts could materially adversely affect our business, financial condition and results of operations.
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
As of October 2, 2021, we operated 240 stores and distributed product from four distribution centers in California, making California our largest market, representing 59% of our total stores. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns or disruptions in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our sales and profitability. These factors include, among other things, changes in demographics, population and employee bases, wage increases, property tax increases, changes in economic conditions, severe weather conditions and climate change, natural disasters (including fires, earthquakes, hurricanes, floods and tornadoes), power outages, pandemic outbreaks, terrorist acts or disruptive political events and other catastrophic or disruptive occurrences. For example, there have been significant fires across the west coast of the United States from 2018 through 2020. In 2018, our store in Paradise, California, burned down entirely and we have also suffered inventory losses related to power outages and evacuations due to fires. In 2021, there were additional significant fires in California and the Pacific Northwest causing a number of stores to be closed and requiring evacuations. For example, the Caldor fire caused our South Lake Tahoe store to close for a week resulting in inventory losses due to the evacuation. Such conditions may result in reduced customer traffic and spending in our stores, changes in consumer shopping patterns that lead to lost sales or greater than expected markdowns, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate workforce in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores, increased expenses and a reduction in the availability of products in our stores. To the extent these conditions or events result in the closure of one or more of our distribution centers, a significant number of stores, or our administrative offices or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries or provide other support functions to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some domestic and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay or increased transportation costs in the delivery of goods to our distribution centers or stores, the inability of customers to reach or have transportation to our stores directly affected by such events, the temporary reduction in the availability of products in our stores and disruption of our utility services or to our information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors may disrupt our business and materially adversely affect our financial condition and results of operations and the occurrence of any of these events in a region where our stores or other operations are concentrated may increase the impact of such disruption and adverse effect.
Risks Related to Our Common Stock
Our quarterly operating results fluctuate and may fall short of prior periods, our projections or the expectations of securities analysts or investors, which could materially adversely affect our stock price.
Our operating results have fluctuated from quarter to quarter at points in the past, including more significantly since the start of the COVID-19 pandemic, and they may do so in the future. Therefore, results of any one fiscal quarter are not a reliable indication of results to be expected for any other fiscal quarter or for any year. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. For example, since the beginning of our current fiscal year through October 2, 2021 our common stock has traded at prices as low as $21.01 and as high as $46.58, which we believe is due in part to comparisons to the significant pandemic-related purchases made in fiscal 2020 that led to outsized performance compared to historical and fiscal 2021 performance. Stock price fluctuations may continue to occur in response to various factors, many of which we cannot control.
Quarterly operating results may be affected by various factors, including those described in these risk factors. We maintain a forecasting process that seeks to plan sales and align expenses. If we do not control costs or appropriately adjust costs to actual results, or if actual results differ significantly from our forecast, our quarterly financial performance could be materially adversely affected.
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

Grocery Outlet Holding Corp.
Date:	November 10, 2021	By:	/s/ Charles C. Bracher
Charles C. Bracher Chief Financial Officer (Principal Financial Officer)

Date:	November 10, 2021	By:	/s/ Lindsay E. Gray
Lindsay E. Gray Vice President and Corporate Controller (Principal Accounting Officer)