Form 10-K
period 2022-01-01
Grocery Outlet Holding Corp.
filed 2022-03-02
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting stock of the registrant as of July 3, 2021 (based on a closing price of $34.68 per share) held by non-affiliates was approximately $3.0 billion.
As of February 24, 2022, the registrant had 96,035,472 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13, and 14) is hereby incorporated by reference to portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2022. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended January 1, 2022.

GROCERY OUTLET HOLDING CORP.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K ("Form 10-K" or "report") and the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and the documents incorporated by reference herein other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, business trends, our objectives for future operations, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs may constitute forward-looking statements. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report or as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"). We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activities, performance or achievements. These forward-looking statements are made as of the date of this report or as of the date specified herein and we have based these forward-looking statements on our current expectations and projections about future events and trends. Except as required by law, we do not undertake any duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.
As used in this report, references to "Grocery Outlet," "the Company," "registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Our fiscal year ends on the Saturday closest to December 31st each year. References to fiscal 2021, fiscal 2020, and fiscal 2019 refer to the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. Our 2021 and 2019 fiscal years consisted of 52 weeks while our 2020 fiscal year consisted of 53 weeks.

PART I
ITEM 1. BUSINESS
Our Company
Grocery Outlet is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of January 1, 2022, we had 415 stores in California, Washington, Oregon, Pennsylvania, Idaho, Nevada and New Jersey. Our headquarters is in Emeryville, California.
Each of our stores offers a fun, treasure hunt shopping experience in an easy-to-navigate, small-box format. An ever-changing assortment of "WOW!" deals, complemented by everyday staple products, generates customer excitement and encourages frequent visits from bargain-minded shoppers. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators ("IOs") run our stores and create a neighborhood feel through personalized customer service and a localized product offering.
Our differentiated model for buying and selling delivers a "WOW!" shopping experience, which generates customer excitement, inspires loyalty and supports profitable sales growth:
•How we buy: We source quality, name-brand consumables and fresh products opportunistically through a large, centralized purchasing team that leverages long-standing and actively managed supplier relationships to acquire merchandise at significant discounts. Our speed and efficiency in responding to supplier needs, combined with our specialized supply chain capabilities and flexible merchandising strategy, enhance our access to discounted products and allow us to turn inventory quickly and profitably. Our buyers proactively source on-trend products based on changing consumer preferences, including a wide selection of Natural, Organic, Specialty and Healthy ("NOSH") products. We also source everyday staple products to complement our opportunistic offerings. Each store offers a curated and ever-changing assortment of items, creating a "buy now" sense of urgency that promotes return visits and fosters customer loyalty.
•How we sell: Our stores are independently operated by entrepreneurial small business owners who have a relentless focus on selecting the best products for their communities, providing personalized customer service and driving improved store performance. Unlike a store manager of a traditional retailer, IOs are independent businesses and are responsible for store operations, including ordering, merchandising and managing inventory, marketing locally and directly hiring, training and employing their store workers. IOs initially contribute capital to establish their business and share store-level gross profits with us. These factors both align our interests and incentivize IOs to aggressively grow their business to realize substantial financial upside. This combination of local decision-making supported by our purchasing scale and corporate resources results in a "small business at scale" model that we believe is difficult for competitors to replicate.
Our value proposition has broad appeal with bargain-minded customers across all income levels, demographics and geographies. We believe that our sustained focus on delivering ever-changing "WOW!" deals within a fun, treasure hunt shopping environment has generated strong customer loyalty and brand affinity. We believe that our broad customer appeal supports significant new store growth opportunities, and we plan to continue to expand our reach to additional customers and geographies across the United States.
Our stores have generally performed well across all economic cycles, as demonstrated by our pattern of positive comparable store sales growth and gross margin, including during the economic downturn in the years 2009 and 2009. However, our comparable store sales decreased in fiscal year 2021 as we lapped heightened demand during the onset of the COVID-19 pandemic in 2020. Our model is also somewhat insulated from store labor-related variability because IOs directly employ their store workers. The result is a highly scalable business with lower corporate fixed costs, providing further protection in the event of an economic downturn.
Our History
Our founder, Jim Read, pioneered our opportunistic buying model in 1946 and subsequently developed the IO selling approach, which harnesses individual entrepreneurship and local decision-making to better serve our customers. Underlying this differentiated model was a mission that still guides us today: "Touching Lives for the Better." Since 2006, the third generation of Read family leadership, Eric Lindberg, Jr., Chief Executive Officer, and MacGregor Read, Jr., Vice Chairman of our Board of Directors, have advanced this mission.

Grocery Outlet Holding Corp. was incorporated in Delaware on September 11, 2014. In 2014, an investment fund affiliated with Hellman & Friedman LLC acquired approximately 80% of our common stock, with management and family retaining approximately 20%. In June 2019, we completed the initial public offering of our common stock. Hellman & Friedman distributed the remainder of its holdings in our common stock to its equity holders in May 2020. Our common stock trades on the Nasdaq Global Select Market under the symbol "GO".
Our Growth Strategies
We plan to continue to drive sales growth and profitability by maintaining a steadfast focus on our value proposition and executing on the following strategies:
•Drive Comparable Sales Growth. We expect that our compelling value proposition will continue to enable us to attract new customers, drive repeat visits, increase basket sizes for existing customers and, as a result, generate strong comparable store sales growth. We plan to increase comparable sales by (i) delivering more opportunistic deals and expanding our offerings; (ii) supporting our IOs in enhancing the customer experience through inventory planning and other tools; and (iii) increasing customer awareness and engagement by executing on our marketing strategies.
•Execute on Store Expansion Plans. We believe the success of our stores across a broad range of geographies, population densities and demographic groups creates a significant opportunity to profitably increase our store count in existing and new local regions and states.
•Implement Productivity Improvements to Reinvest in Our Value Proposition. Our seasoned management team has a proven track record of growing our business while maintaining a disciplined cost structure. Over the past six years, we have made significant investments that have laid a solid foundation for future growth. We have implemented and will continue to identify and implement productivity improvements through both operational initiatives and system enhancements. We intend to reinforce our value proposition and drive further growth by reinvesting future productivity improvements into enhanced buying and selling capabilities.
Fiscal 2021 and Recent Developments
COVID-19 Pandemic. On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. During the third and fourth quarters of fiscal 2021 and continuing into fiscal 2022, there were surges of positive COVID-19 cases related to the Delta and Omicron variants around the country, including all the states in which we operate. In fiscal 2021, and ongoing to an extent, consumer behavior has been impacted by increased consumer mobility and travel, higher food-away-from-home spend, continued consolidation of grocery store visits, elevated grocery e-commerce usage and higher levels of government stimulus, leading consumers to prioritize convenience over value and negatively impacting our sales.
We and our IOs also had in fiscal 2021, and continue to have, challenges with staffing, inventory supply and timing, and distribution and logistics. Further, planned construction and opening of new stores also have been, and may continue to be, negatively impacted due to increased time periods to get materials such as steel, obtain permits and licenses and set up utilities. Additionally, certain fixture upgrades and new refrigeration units now have longer lead times. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on the impact of COVID-19 and supply chain, labor, transportation, new store and inflation impacts.
In spite of these headwinds, we believe the flexibility of our unique buying model, our strong vendor relationships and our agile approach to inventory management have allowed us to maintain healthy inventory levels and an assortment of products for our customers.
E-Commerce. Recently, we entered into a pilot partnership with Instacart to test online shopping at 68 stores in California. We believe an e-commerce channel may allow us to expand our reach to existing and new customers and further leverage our existing retail footprint.
Products and Pricing
Each store offers a curated and ever-changing assortment of products, consisting of on-trend, quality, name-brand consumables and fresh products. Our product offering includes a constant rotation of opportunistic products, complemented by an assortment of competitively priced everyday staples, across grocery, produce, refrigerated and frozen foods, beer and wine, fresh meat and seafood, general merchandise and health and beauty care. These products include a wide selection of Natural, Organic, Specialty and Healthy ("NOSH") products. In fiscal 2021, we began a strategic effort to expand our product assortment, particularly in key everyday areas such as NOSH and fresh, ethnic and local products.

A typical Grocery Outlet basket is priced approximately 40% lower than conventional grocers and approximately 20% lower than the leading discounters. Opportunistically sourced products represent approximately half of our purchasing mix. We refer to our best opportunistic purchases as "WOW!" deals, which generally represent deep discounts of 40% to 70% relative to conventional retailers. These products encourage repeat shopper visits and typically sell quickly due to their compelling value, short duration and continually changing availability.
Procurement
Our flexible sourcing and supply chain model differentiates us from traditional retailers and allows us to provide customers quality, name-brand consumables and fresh products at exceptional values. We take advantage of opportunities to acquire merchandise at substantial discounts that regularly arise from order cancellations, manufacturer overruns, packaging changes and approaching "sell-by" dates. As strong stewards of our suppliers' brands, we are a preferred partner of leading consumer packaged goods ("CPGs") with a reputation for making rapid decisions, purchasing in significant volumes and creatively solving their inventory challenges. Our buying strategy is deliberately flexible to allow us to react to constantly changing opportunities and customer preferences.
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
We believe that we have a leading share of the large and growing excess inventory market. As we grow, we expect to have even greater access to quality merchandise due to our increased scale, broader supplier awareness and expanded geographic presence. While COVID-19 has caused CPGs to reduce SKU assortment, we believe that this is temporary and we expect the supply of opportunistic products to continue to expand as incumbent CPGs continue to invest in new products, brands and marketing. Additionally, we believe that changing consumer preferences will continue to support the proliferation of small and innovative CPG brands, and allow us to add new suppliers to our network.
We supplement our opportunistic purchases with competitively priced everyday staples in order to provide a convenient shopping experience. We typically source these staple products (e.g., milk, eggs, sugar) from multiple suppliers to lower our costs and we avoid long-term supply commitments to maintain the flexibility to pursue opportunistic buys as they arise.
Supply Chain and Distribution
Over time, we have honed our supply chain operations to support our opportunistic buying approach and to quickly and efficiently deliver products to our stores. We believe our supply chain flexibility enables us to solve suppliers' inventory challenges and, therefore, obtain significant discounts on purchases. After agreeing to purchase product from a supplier, we move quickly to receive, process and distribute the goods. Our systems allow IOs real-time visibility to our inventory, significantly reducing time to shelf. IOs typically order multiple deliveries per week resulting in higher inventory turns, lower shrink and a frequent assortment of new products on shelf.
We also have dedicated teams to handle unique situations in which products need to be reconditioned or relabeled for sale. These items may include products without a UPC label, goods labeled for another geography, or inventory with damaged packaging.
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
Independent Operators
IOs are independent business entities owned by one or more entrepreneurially minded individuals who typically live in the same community as their store with a focus on ordering and merchandising the best products for their communities, providing personalized customer service and driving improved store performance. The vast majority of the IOs operate a single store, with most working as a two-person team to leverage complementary operator skill sets. We encourage the IOs to establish local roots and actively participate in their communities to foster strong personal connections with customers.
We generally share 50% of store-level gross profits with IOs, thereby incentivizing them to grow their business and realize substantial financial upside. The independent operator agreement (the "Operator Agreement") that we sign with each IO gives the IO broad responsibility over store-level decision-making, unlike a store manager of a traditional retailer. This decision-making includes merchandising, selecting a majority of products, managing inventory, marketing locally, directly hiring, training and employing their store workers and supervising store operations to carry out our brand's commitment to superior customer service. As a result, our IO model reduces our fixed costs, corporate overhead and exposure to wage inflation pressures and centralized labor negotiations.
IOs leverage our national purchasing network, sophisticated ordering and information systems and field support in order to operate more efficiently. We facilitate collaboration among IOs to share best practices through company-wide and regional meetings, our IO intranet and other online and informal communications.
The combination of local decision-making supported by our purchasing expertise and corporate resources results in a "small business at scale" model that we believe is difficult for competitors to replicate. Our collaborative relationship with the IOs creates a powerful selling model allowing us to deliver customers exceptional value with a local touch.
As of January 1, 2022, 411 of our 415 stores were operated by IOs. We have entered into an Operator Agreement with each IO, which grants that IO a license to operate a particular Grocery Outlet Bargain Market retail store and to use our trademarks, service marks, trade names, brand names and logos under our brand standards. The Operator Agreement, along with our Best Business Practice Manual, defines our brand standards and sets forth the terms of the license granted to that IO. IOs have discretion to determine the manner and means for accomplishing their duties and implementing our brand standards. The success of this licensing arrangement depends upon mutual commitments by us and the IO to cooperate with each other and engage in practices that protect our brand standards and the reputation of our brand and enhance the sales, business and profit potential of the IO's store. The Operator Agreement provides that either the IO or we may terminate the Operator Agreement for any reason on 75 days' written notice, or may terminate the Operator Agreement immediately for cause.
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
As consignor of all merchandise, the aggregate sales proceeds belong to us. We, in turn, pay IOs a commission which is generally 50% of the store's gross profit in exchange for the IO's services in staffing and operating the store. Any spoiled, damaged or stolen merchandise, markdowns or price changes impact gross profit and therefore the IO's commission. We generally split these losses equally with IOs. As a result, IOs are exposed to the risk of loss of such merchandise and are incentivized to minimize any such losses.
We lease and build out each Grocery Outlet location. Under the Operator Agreement, we provide IOs with the right to occupy the store premises solely to operate the retail store on the terms set forth in the Operator Agreement. The Operator Agreement specifies the retail store that the IO is entitled to operate, but it does not grant the IO an exclusive territory, restrict us from opening stores nearby, or give the IO preference to relocate to another store as opportunities arise. As the store tenant, we fund the build-out of the store including racking, refrigeration and other equipment and pay rent, common area maintenance and other lease charges. IOs must cover their own initial working capital requirements and acquire certain store and safety assets. IOs may fund their initial store investment from their existing capital, a third-party loan or, most commonly, through a loan from us (an "IO Note"). The IOs are required to hire, train and employ a properly trained workforce to enable the IO to fulfill its obligations under the Operator Agreement. IOs are responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes (i.e., withholding, contributions and payroll taxes and income taxes on commissions paid to them), fines, levies and other expenses attributable to their operations.
In a typical year, we field over 20,000 leads for prospective new IOs annually in pursuit of smart and entrepreneurially minded retail leaders to support our continued growth. After a robust screening and interview process, we select the top candidates to enter a rigorous Aspiring Operator in Training ("AOT") program with the goal of potentially becoming an IO. AOTs receive on-the-job training as an employee of an experienced IO that applies to serve as a training store for us, which gives AOTs the chance to experience first-hand what running a Grocery Outlet and managing employees will require. We supplement on-the-job training with classes at our headquarters, when available, and through online tutorials. Upon successful completion of the training program, AOTs submit business plans to apply for new stores as they become available. Those business plans generally include a competitive analysis of the local market, operational strategy, marketing plan and projected financial performance. Based on the strength of that business plan, including an AOT's familiarity with the local market, we ultimately select an IO as new store opportunities open and facilitate the transition.
Our Stores and Expansion Opportunities
As of January 1, 2022, our 415 total stores averaged approximately 14,000 square feet on the sales floor. We lease substantially all of our store locations, with initial lease terms of generally ten years and options to renew for two or three successive five-year periods.
Our stores are convenient, neatly organized, well maintained and easy to navigate with wide aisles and clear signage to guide the customer through our various departments such as produce, beer and wine and fresh meat and seafood. The stores require neither membership fees nor bulk purchases for customers to save money and have a high level of customer service. Upon entering a store, customers are greeted by signage introducing the IOs, a tailored selection of fresh produce and other perishables, followed by a "Power Wall" displaying some of our most compelling offerings.
Stores are assorted and merchandised uniquely by IOs providing a "WOW!" treasure hunt shopping experience. A majority of the assortment in each Grocery Outlet store is selected by IOs based on local preference and shopping history while the remaining assortment is delivered to stores to support marketing circulars and manage "sell-by" dates. We have several customized systems and tools in place, including our ordering system that allows IOs to see our real-time inventory and provides ordering suggestions based on local store characteristics.
We continue to implement operational initiatives to support IOs in enhancing the customer experience. We develop and improve tools that provide IOs with actionable insights on sales, margin and customer behavior, enabling them to further grow their business. We seek to continuously improve our inventory planning tools to help IOs make better local assortment decisions while reducing out-of-stock items and losses related to product markdowns, throwaways and theft ("shrink"). We also regularly deploy updated fixtures, signage and enhanced in-store marketing to further improve the shopping experience, which we believe results in higher customer traffic and average basket sizes.
We believe that new store growth remains our biggest driver of long-term stockholder value. We further believe the success of our stores across a broad range of geographies, population densities and demographic groups creates a significant opportunity to profitably increase our store count. In fiscal 2021 we opened 36 new stores, including 24 in California, five in Washington, three in Oregon, two in Pennsylvania, one in Idaho and one in New Jersey. We have a dedicated real estate team that utilizes a rigorous site selection process in order to source new store locations that generate strong overall returns. We deploy a store model that generates robust store-level financial results, strong cash flow and attractive returns. We target new stores of between 15,000 and 20,000 total square feet with an average of 4,000 square feet of non-selling space at an average net cash investment of approximately $2.0 million including store buildout (net of contributions from landlords), inventory (net of payables) and cash pre-opening expenses. Based on our historical performance, we target sales of $5.5 million during the first year with sales increasing 25% to 30% cumulatively until reaching maturity in four to five years. Our underwriting criteria target an average year-four cash-on-cash return of approximately 35% and an average payback on investment within four years. On average, our stores achieve profitability during the first year of operations.
We intend to continue to expand our reach to additional customers and geographies across the United States. We believe that consumers' search for value will continue to be an important factor in retail. Moreover, as Millennials mature and Baby Boomers age, we believe that they are increasingly focused on value, driving shopper traffic towards the deep discount channel. In the near term, we plan to grow our store base to capture whitespace in existing markets as well as contiguous regions. Based on our experience, in addition to third-party research, we believe existing and neighboring states can support a total of approximately 1,900 stores. The COVID-19 pandemic has had significant issues on new store development, including labor and materials shortages as well as longer lead times in lease execution, site permitting and construction. While these challenges will impact our new store growth in 2022, our goal is to expand our store base by approximately 10% annually by penetrating existing and contiguous regions. Over the long term, we believe the market potential exists to establish 4,800 locations nationally.
Marketing
Our ability to consistently deliver "WOW!" deals that generate customer excitement is our strongest marketing tool. Our value proposition has broad appeal, with all bargain-minded consumers. We promote brand awareness and drive customers to shop through centralized marketing initiatives along with local IO marketing efforts. As a result of this approach and local marketing campaigns funded by IOs, our marketing expense as a percent of sales is relatively low.
We focus our centralized marketing efforts to build brand awareness and communicate specific in-store deals to drive customer traffic, primarily through digital ads, emailed "WOW! Alerts," social media, television and radio commercials, print circulars and in-store and outdoor signage. We have increased our utilization of digital advertising, allowing us to more quickly develop, deploy and target marketing communications based on our changing inventories and store- specific deals. In addition to our digital ads, we distribute print circulars to align with major holidays and other key promotional events, such as Thanksgiving. We also market via television, streaming television platforms and radio (terrestrial and digital) to specific markets to build brand awareness and highlight the value we provide. We reinforce these efforts with in-store price and item signage as well as outdoor marketing via billboards and truck wraps. In fiscal 2021, we made progress building the infrastructure to test a mobile app in 2022 that would increase personalized customer marketing.
IOs develop and fund their local marketing plan to drive customer engagement. IO efforts include community outreach such as partnering with food banks, sponsoring youth athletic programs and offering discounts to veterans. In addition, IOs develop and manage their own social media marketing platforms, posting creative and compelling content.
Competition
We compete for consumer spend with a diverse group of retailers, including mass, discount, conventional grocery, department, drug, convenience, hardware, variety, online and other specialty stores. These businesses compete with us on the basis of price, selection, quality, customer service, convenience, location, store format, shopping experience, or any combination of these or other factors. They may also compete with us for products and locations. We also face internally generated competition when we open new stores in markets we already serve.
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
Many competitors and a number of pure online retailers are attempting to attract customers by offering various forms of e-commerce. We have embraced online and digital marketing and are committed to rolling out online shopping to our stores through our recent partnership with Instacart.
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
The ongoing modernization, enhancement and maintenance of our information systems have allowed us to support the growth in our business and store base. We have modernized and added several systems that provide us additional functionality and scalability in order to better support operational decision-making, including enhanced point of sale, warehouse management, human resource planning, business intelligence, vendor tracking and lead management, store communications, real estate lease management and financial planning and analysis systems.

We modify, update and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs, converting to enhanced systems; integrating new service providers; and adding enhanced new functionality, such as cloud computing technologies. In addition, we have a customized enterprise resource planning system, components of which have been replaced and additional components of which we are replacing over the next several years, including our financial ledger, inventory management platform and product data warehouse system. We also will continue to identify and implement productivity improvements through both operational initiatives and system enhancements, such as category assortment optimization, improved inventory management tools and greater purchasing specialization.
We also have built a series of tools that empower IOs to make intelligent decisions to grow their business from improving product ordering, reducing shrink, and gaining intelligence into their store performance and profitability. We believe these investments have resulted in valuable business insights and operational improvements.
Trademarks and Other Intellectual Property
We own federally registered trademarks related to our brand, including "GROCERY OUTLET BARGAIN MARKET", "WOW!", "NOSH" and "BARGAINS ON BRANDS YOU TRUST!" In addition, we maintain trademarks for the images of certain logos that we use, including the "GROCERY OUTLET BARGAIN MARKET" logo, the "NOSH" logo and the "WOW!" logo. We are also in the process of pursuing several other trademarks to further identify our services. We have disclaimed the terms "GROCERY OUTLET" and "MARKET" with respect to our "GROCERY OUTLET BARGAIN MARKET" trademarks, among other disclaimed terms with respect to our registered trademarks and trademark applications.
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
Regulations
We and the IOs are subject to regulation by various federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the U.S. Department of Agriculture (the "USDA") the Consumer Product Safety Commission and the Environmental Protection Agency. We and the IOs are also subject to various federal, state and local laws and regulations, including those governing labor and employment, including minimum wage requirements, advertising, privacy, safety and environmental protection and consumer protection regulations, including those that regulate retailers and/or govern product standards, the promotion and sale of merchandise, packaging material safety and recycling and the operation of stores and warehouse facilities. In addition, we and the IOs must comply with provisions regulating health and sanitation standards, food labeling, and licensing for the sale of food and alcoholic beverages. We actively monitor changes in these laws. In addition, we and the IOs are subject to environmental laws, including but not limited to hazardous waste laws, regulations related to refrigeration and stormwater, pursuant to which we and/or the IOs could be strictly and jointly and severally liable, regardless of our knowledge or responsibility. Shortly after the beginning of the COVID-19 pandemic, many state and local government agencies declared states of emergency, which triggered a wide variety of temporary, but challenging, requirements for the operation of grocery stores. We and our IOs have worked diligently to comply with these varied rules.
Food and Dietary Supplements—The FDA regulates the safety of certain food and food ingredients, as well as dietary supplements under the federal Food, Drug, and Cosmetic Act (the "FDCA"). Similarly, the USDA's Food Safety Inspection Service ensures that the country's commercial supply of meat, poultry, catfish and certain egg products is safe, wholesome and correctly labeled and packaged.
The Food Safety Modernization Act (the "FSMA") amended the FDCA in 2011 and expanded the FDA's regulatory oversight of all supply chain participants. Most of the FDA's promulgating regulations are now in effect and mandate that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products.

The FDA also exercises broad jurisdiction over the labeling and promotion of food. Under certain circumstances, this jurisdiction extends even to product-related claims and representations made on a company's website or similar printed or graphic media. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of identity, net quantity, nutrition facts, ingredient statements and allergen disclosures. The FDA also regulates the use of structure/function claims, health claims, nutrient content claims and the disclosure of calories and other nutrient information for frequently sold items. In addition, compliance dates on various nutrition initiatives that impacted many supply chain participants, such as in relation to partially hydrogenated oils, went into effect through 2022.
The FDA has comprehensive authority to regulate the safety, ingredients, labeling and good manufacturing practices for dietary supplements. The Dietary Supplement Health and Education Act (the "DSHEA") amended the FDCA in 1994 and expanded the FDA's regulatory authority over dietary supplements. Through DSHEA, dietary supplements became a regulated commodity while also allowing structure/function claims on products. However, no statement on a dietary supplement may expressly or implicitly represent that it will diagnose, cure, mitigate, treat or prevent a disease.
EBT Payments—Approximately 13% of sales are in the form of Electronic Benefits Transfer ("EBT") payments and a substantial portion of these payments may be related to benefits associated with the Supplemental Nutritional Assistance Program ("SNAP"). The U.S. Department of Agriculture regulates these programs and their eligibility requirements. The registration and ongoing compliance requirements for SNAP participation are fairly complex and each of the IOs holds their registration under the name of their business entity and is responsible to ensure that their employees consistently comply with all SNAP rules.
Food and Dietary Supplement Advertising—The FTC exercises jurisdiction over the advertising of foods and dietary supplements. The FTC has the power to impose monetary sanctions, consent decrees and/or other penalties that can severely limit a company's business practices. In recent years, the FTC has instituted numerous enforcement actions against companies carrying dietary supplements for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims.
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
Human Capital Management
Employees—Our people are at the heart of who we are and what we do. They are key to achieving our business goals and growth strategy. As of January 1, 2022, we had 946 employees, 803 of whom were full-time and 143 of whom were part-time. As of January 1, 2022, 427 of our employees were based at our corporate headquarters in Emeryville, California, and our Leola, Pennsylvania office, 130 of which were classified as field employees. As of January 1, 2022, our distribution centers employed 331 persons. The remaining 188 employees were employees in our Company-operated stores. As of January 1, 2022, 110 of our employees were union employees, all of whom were employees at two Company-operated stores. We have experienced no material interruptions of operations due to disputes with our employees and consider our relations with our employees to be very good.
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

COVID-19 Pandemic—In response to the COVID-19 pandemic, we continued to reinforce and implemented new safety precautions we determined were in the best interest of our employees, and which comply with government regulations. These measures included allowing certain of our employees to work from home from a variety of locations, while implementing additional safety measures for employees continuing critical on-site work, including providing personal protective equipment, health and temperature checks, spacing markers, plexiglass shields at check stands, signage regarding face coverings and physical distancing and sanitation stations. We closely monitor the evolving landscape of the COVID-19 pandemic so we can make appropriate decisions to support and keep our employees safe.
Employee Development—We seek to grow leaders at every level of our organization by creating a culture of mentoring and coaching. As part of our succession planning, we prioritize growing talent internally within our organization and invest resources to develop our employee's skill sets and career path. Some of our offerings during 2021 (offered virtually and, in some cases, in person) included:
•A customized leadership resilience program for all employees at or above the director level focusing on a variety of topics including leading and working in a remote environment, strengthening teamwork, learning agility, and managing anxiety
•Certification program opportunities, including offerings in personal growth and professional development
•Lunch and learn events, featuring a wide variety of personal development topics and industry speakers
•Individual coaching for leadership development, and other leadership training on an ad hoc basis
Employee Compensation and Benefits—We provide compensation and comprehensive benefits designed to recruit, reward and retain the talent necessary to advance our mission, meet our business goals and execute our long-term growth strategy. Our compensation components vary by employee level and include cash base compensation, cash bonuses, equity awards and a profit-sharing program. Additionally, we provide generous and highly competitive health and welfare benefits programs.
Diversity, Equity and Inclusion—We report annually on employment data, including ethnicity, inline with Equal Opportunity Commission ("EEOC") guidelines and we believe that a diverse and inclusive team is critical to our long-term business success.

January 1, 2022
Employee Diversity
Women	38%
Racially and ethnically diverse	58%
We have several employee resource groups that enhance our inclusive and diverse culture, including our overarching Equity, Diversity and Inclusion Council, our Black Partnership Network, and our WOW! (Winning with Outstanding Women) Network. We also provide regular training on diversity topics, including those relating to current events in our communities.
We will continue to focus on hiring, retaining and advancing women and underrepresented populations, and cultivating an inclusive and diverse corporate culture through continued education, employee resource groups and targeted recruiting and development across our organization.
We strive to nurture and uphold an inclusive and diverse environment, free from discrimination of any kind, including sexual or other discriminatory/harassing behavior. We do this by setting an appropriate tone at the top with an open-door policy, having robust policies/procedures in our Code of Ethics and Whistleblower Policy as well as maintaining an internal audit function - all of which support compliance with regulations and ethical behavior.
Website Disclosure
We use our website, https://investors.groceryoutlet.com, as a channel of distribution of Company information. Financial and other important information about us is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and information accessible through our website is not, however, incorporated by reference or a part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are available, free of charge, on our website as soon as practicable after the we file the reports with the SEC.

Information about our Executive Officers
The following table sets forth information about our executive officers as of the date of this filing:

Name	Age	Position
Eric J. Lindberg, Jr	51	Chief Executive Officer and Director
Robert Joseph Sheedy, Jr	47	President
Charles C. Bracher	49	EVP, Chief Financial Officer
Andrea R. Bortner	59	EVP, Chief Human Resources Officer
Pamela B. Burke	54	EVP, Chief Stores Officer, Interim General Counsel and Secretary
Heather L. Mayo	58	EVP, Chief Sales and Merchandising Officer, East
Brian T. McAndrews	61	SVP, Chief New Store Development Officer
Steven K. Wilson	57	SVP, Chief Purchasing Officer
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
Pamela B. Burke has served as our EVP, Chief Stores Officer, Interim General Counsel and Secretary since January 2022. Ms. Burke previously served as our EVP, Chief Administrative Officer, General Counsel and Secretary from January 2019 to December 2021 and our General Counsel and Secretary from June 2015 to December 2018. Before joining us, Ms. Burke served in various management positions at CRC Health Group, Inc., a provider of specialized behavioral health services, most recently as Senior Vice President of Legal, HR and Risk from April 2010 to February 2015.
Heather L. Mayo has served as our EVP, Chief Sales and Merchandising Officer, East since August 2020 and previously served as Executive Vice President of Sales and Merchandising, East since October 2019. As previously disclosed, Ms. Mayo will be departing from the Company on March 4, 2022. Before joining us, Ms. Mayo served as Chief Merchandising Officer of Boxed, a wholesale retailer, from November 2016 to September 2017. Ms. Mayo served in various roles in merchandising and operations at Sam's Club, a division of Walmart, from 2004 to 2016, most recently as their Senior Vice President, Operations for the West Division from February 2015 to March 2016 and as Senior Vice President, Operations for the South Division from August 2014 to February 2015.
Brian T. McAndrews has served as our SVP, Chief New Store Development Officer since August 2020 and previously served as Senior Vice President of Store Development overseeing all company real estate functions since July 2018. Before joining us, Mr. McAndrews served as Chief Real Estate Officer at Conn's Home Plus from June 2017 to June 2018 and as Senior Vice President, Global Real Estate & Construction at Dollar Financial Corporation from February 2010 to June 2017.

Steven K. Wilson has served as our SVP, Chief Purchasing Officer since August 2020 and previously served as Senior Vice President of Purchasing since February 2018 and served as our Vice President of Purchasing from July 2006 to January 2018. Prior to being appointed Vice President of Purchasing, Mr. Wilson has served in various positions of increasing responsibility since 1994.

ITEM 1A. RISK FACTORS
The following risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. A number of factors, whether currently known or unknown, including but not limited to the factors described below, could materially adversely affect our business, business prospects, financial condition, operating results, cash flows and stock price, and may cause actual results, performance or achievements in future periods to differ materially from those assumed, projected or contemplated. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially and adversely affect our business.
The following is a summary of the principal risks that could adversely affect our business, operations and financial results:
Risks Related to Our Operations
•failure of suppliers to consistently supply us with opportunistic products at attractive pricing, which is generally not in our control;
•inability to successfully identify trends and maintain an appropriate level of opportunistic products;
•failure to maintain or increase comparable store sales;
•inflation and other changes affecting the market prices of the products we sell;
•failure to open, relocate or remodel stores on schedule and on budget;
•risks associated with newly opened stores;
•costs and successful implementation of marketing, advertising and promotions;
•failure to maintain our reputation and the value of our brand, including protecting our intellectual property;
•any significant disruption to our distribution network, the operations of our distributions centers and our timely receipt of inventory;
•inability to maintain sufficient levels of cash flow from our operations;
•risks associated with leasing substantial amounts of space;
•failure to participate effectively in the growing online retail marketplace;
•natural or man-made disasters, unusual weather conditions (which may become more frequent due to climate change), power outages, pandemic outbreaks, terrorist acts, global political events or other serious catastrophic events and the concentration of our business operations;
•unexpected costs and negative effects if we incur losses not covered by our insurance program;
•inability to attract, train and retain highly qualified employees;
•difficulties associated with labor relations and shortages;
•loss of our key personnel or inability to hire additional qualified personnel;
Risks Related to Our Business Environment
•risks associated with economic conditions;
•competition in the retail food industry;
•movement of consumer trends toward private labels and away from name-brand products;
•the outbreak of COVID-19 and its variants;
Risks Related to Data Protection, Cybersecurity and our Information Technology Systems
•failure to maintain the security of information we hold relating to personal information or payment card data of our customers, employees and suppliers;
•material disruption to our information technology systems;
Risks Related to Legal and Regulatory Risks
•risks associated with products we and our independent operators ("IOs") sell;

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
•restrictive covenants in our debt agreements may restrict our ability to pursue our business strategies, and failure to comply with any of these restrictions could result in acceleration of our debt;
Risks Related to Accounting, Tax and Financial Statement Matters
•risks associated with tax matters;
•changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters;
Risks Related to Our Common Stock
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

Risks Related to Our Operations
We depend on suppliers to consistently supply us with opportunistic products at attractive pricing, which is generally not in our control.
Our business is dependent on our ability to strategically source a sufficient volume and variety of opportunistic products at attractive pricing. While opportunistic buying, operating with appropriate inventory levels and frequent inventory turns are key elements of our business strategy, they subject us to risks related to the pricing, quantity, mix, quality and timing of inventory flowing to our stores. We do not have significant control over the supply, cost or availability of many of the opportunistic products offered for sale in our stores. Shortages or disruptions in the availability of quality products that excite our customers and drive customer traffic could have a material adverse effect on our business, financial condition and results of operations.
All of our inventory is acquired through purchase orders and we generally do not have long-term contractual agreements with our suppliers that obligate them to provide us with products exclusively or at specified quantities or prices, or at all. Any of our current suppliers may decide to sell products to our competitors and may not continue selling products to us. In order to retain our competitive advantage, we need to continue to develop and maintain relationships with qualified suppliers that can satisfy our standards for quality and our requirements for delivery of products in a timely and efficient manner at attractive prices. The need to grow existing relationships and develop new relationships with qualified suppliers will be particularly important as we seek to expand our operations and enhance our product offerings in the future.
Manufacturers and distributors of name-brand products have become increasingly consolidated. Further consolidation of manufacturers or distributors could reduce our supply options and detrimentally impact the terms under which we purchase products. If one or more of our existing significant suppliers were to be unable or unwilling to continue providing products to us on attractive terms, or at all, we may have difficulty finding replacement suppliers on commercially reasonable terms or at all. The loss of one or more of our existing significant suppliers or our inability to develop relationships with new suppliers could reduce our competitiveness, slow our plans for further expansion and cause our sales and operating results to be materially adversely affected.
Our supply chain is subject to risks, including distribution and transportation, labor disputes or constraints, union organizing activities, financial liquidity, inclement weather, natural disasters, significant public health and safety events, supply constraints and general economic and political conditions that could limit their ability to provide us with quality products. As discussed in "Item 1. Business" and elsewhere in these risk factors, these risks have and may continue to delay or preclude delivery of product to us on a timely basis or at all.
We may not be able to successfully identify trends to meet consumer demand and maintain an appropriate level of opportunistic products.
We depend on repeat visits by our customer base to drive sales, and we rely on desirable opportunistic products at discounts to excite our customers to make such repeat visits. We may not successfully address consumer trends or be able to acquire desirable opportunistic products, and we expect competition for customers to increase as online shopping by customers continues to expand. Customer demand for certain products has fluctuated as the COVID-19 pandemic has progressed and customer behaviors have changed. In fiscal 2021, and ongoing to an extent, consumer behavior has been impacted by increased consumer mobility and travel, higher food-away-from-home spend, continued consolidation of grocery store visits, elevated grocery e-commerce usage and higher levels of government stimulus, leading consumers to prioritize convenience over value. These circumstances have led to a decline in our customer count during fiscal 2021 and it is uncertain whether such changes are temporary. Further, in response to the COVID-19 pandemic, many CPGs reduced SKU assortment, resulting in lower levels of opportunistic product.
We generally make individual purchase decisions for products that become available, and these purchases may be for large quantities that we may not be able to sell on a timely or cost-effective basis. Some of our products are sourced from suppliers at significantly reduced prices for specific reasons, and we are not always able to purchase specific products on a recurring basis. To the extent that some of our suppliers are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of over-stock and short-dated products available to us could also be materially reduced, making it difficult to deliver products to our customers at attractive prices. Maintaining adequate inventory of quality, name-brand products requires significant attention and monitoring of market trends, local markets and developments with suppliers and our distribution network, and it is not certain that we or IOs will be effective in inventory management.
We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts overestimate customer demand, we may experience higher inventory levels and need to take markdowns on excess or slow-moving inventory, leading to decreased profit margins. Conversely, if our sales forecasts underestimate customer demand, we may have insufficient inventory to meet demand, leading to lost sales, either of which could materially adversely affect our financial performance. In addition, a majority of the assortment in each Grocery Outlet store is selected by IOs based on local preference and shopping history, and the inability of the IOs to successfully identify trends in the local market could materially adversely affect our financial performance.
Our long-term success depends in part on our ability and the ability of the IOs to maintain or increase comparable store sales, and if we are unable to achieve comparable store growth over the long-term, our profitability and performance could be materially adversely impacted.
The IOs are responsible for store operations. Our success depends on, among other things, increasing comparable store sales through our opportunistic purchasing strategy and the ability of the IOs to increase sales and profits. To increase net sales, and therefore comparable store sales growth and profits, we and the IOs focus on delivering value and generating customer excitement by strengthening opportunistic purchasing, providing an increasing number of everyday products, optimizing inventory management, maintaining strong store conditions and effectively marketing current products and new product offerings. Competition and pricing pressures from competitors and suppliers may also materially adversely impact our comparable sales if we lose customers as a result.
After many years of consecutive growth in comparable store sales, we had year-over-year declines in fiscal 2021, primarily due to outsized financial performance in fiscal 2020 and continued impacts of the COVID-19 pandemic, including changes in consumer behavior, supplier issues and other related challenges. Our comparable store sales growth could continue to be lower than our historical average or our future target for many reasons, many of which we do not significantly control, including general economic conditions that may not favor our model, operational performance (including by the IOs), price inflation or deflation, or changes in response to competitive factors, changes in our existing supplier relationships or our inability to develop new supplier relationships, industry competition (e-commerce), new competitive entrants near our stores, price changes in response to competitive factors, any comparison year or quarter having above-average net sales results, possible supply shortages or other operational disruptions, the number and dollar amount of customer transactions in our stores, our ability to provide product or service offerings that generate new and repeat visits to our stores and the level of customer engagement that we and the IOs provide in our stores. In addition, we may not accurately model cannibalization by our new stores when we open new stores in established markets, which could reduce comparable store sales.
Because we are an extreme value retailer and compete to a substantial degree on price, changes affecting the market prices of the products we sell, many of which we cannot control, including due to inflation or deflation, competition, supplier increases in freight, supply or other operating costs, including energy prices, or worsening economic conditions, could materially adversely affect our financial condition and operating results.
A critical differentiator of our business is our ability to offer value to our customers, including offering prices that are substantially below those offered by some of our competitors. We carefully monitor the market prices of our products in order to maintain our price advantage and reputation. Recently, we have experienced varying levels of inflation, resulting in part from various supply disruptions, increased shipping/transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions caused by the COVID-19 pandemic and the uncertain economic environment, which we have not been able to fully offset through price increases. Our IOs have experienced increased costs related to labor and utilities, among others. If costs of goods continue to increase and our suppliers seek price increases from us, we may not be able to mitigate such increases and have sometimes, and may continue to, increase our prices, which could deter customer traffic and reduce the number and average basket size of customer transactions. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our gross margins and profitability also may be adversely impacted by higher supply costs that we cannot fully pass along or if we need to lower product prices due to competition. As a result of our low-price model, the foregoing competitive pressures may reduce our profitability and materially adversely affect our business, financial condition and results of operations.
Our growth strategy is highly dependent on our ability to identify and open future store locations and relocate or remodel existing store locations in new and existing markets.
We believe that new store growth remains our biggest driver of long-term stockholder value. We opened 36 new stores in fiscal 2021. Our ability to open stores in a timely and successful manner depends in part on the following factors: the ability to attract potential IOs who are strong entrepreneurs; the availability of attractive store locations (including stores that will not compete significantly with existing stores and that can be reasonably serviced by our distribution network) and rent prices; the costs of construction and the availability of construction labor and materials; the absence of entitlement processes or occupancy delays; the ability to negotiate acceptable lease and development terms; our relationships with current and prospective landlords; the ability to secure and manage the inventory necessary for the launch and operation of new stores; the availability of capital funding for expansion; and general economic conditions. Any or all of these factors and conditions could materially adversely affect our growth and profitability.
Our goal is to expand our store base by approximately 10% annually over the next several years. However, we cannot assure you that we will be able to consistently (on a year-over-year basis) achieve this level of new store growth and believe that we will be below this goal for fiscal 2022. Recently, as a result of the COVID-19 pandemic, planned construction and opening of new stores have been, and may continue to be, negatively impacted due to labor and materials shortages as well as longer lead times in lease execution, site permitting and construction. These challenges will impact our new store growth in 2022. In addition, our planned new store growth in fiscal 2022 is expected to be more back-weighted towards the second half of the year. Additionally, we may desire to or need to expand into neighboring states and regions in the United States to meet our growth goals, and such expansion heightens the risks, challenges and uncertainties of development. We may not have the level of cash flow or financing necessary to support our growth strategy. Further, much of our new store growth is in new markets where we do not have the same brand recognition at this time. Our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less efficiently, which in turn could cause deterioration in the financial performance of our existing stores. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores on a timely basis and on budget, our financial condition and operating results may be adversely affected.
Our newly opened stores may negatively impact our financial results in the short-term and/or may not achieve sales and operating levels consistent with our more mature stores on a timely basis or at all.
We have actively pursued new store growth, including in new markets, and plan to continue doing so in the future. Our new store openings may not be successful or reach the sales and profitability levels of our existing stores, and may impact our ability to attract and develop potential IOs. Some new stores may be located in areas with different competitive and market conditions as well as different customer discretionary spending patterns than our existing markets. Some new stores and future new store opportunities may be located in new geographic areas where we have limited or no meaningful experience or brand recognition. We may experience a higher cost of entry in those markets as we build brand awareness and drive customers to incorporate us into their shopping habits. For example, in Southern California the IOs have experienced slower growth and profitability than our existing stores as they continue to build brand awareness in the market.
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
Our success depends upon the successful implementation of our marketing, advertising and promotional efforts.
We promote brand awareness and drive customers to shop through centralized marketing initiatives along with local IO marketing efforts. We and the IOs use marketing and promotional programs to attract customers into our stores and to encourage purchases. If we or the IOs are unable to develop and implement effective marketing, advertising and promotional strategies, we may be unable to achieve and maintain brand awareness and repeat store visits. We may not be able to advertise cost effectively in new or smaller markets in which we have fewer stores, which could slow growth at such stores. Changes in the amount and degree of promotional intensity or merchandising strategies by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, it could have a material adverse effect on our business, financial condition and results of operations.
We do not maintain a loyalty program for customers, and our competitors may be able to offer their customers promotions or loyalty program incentives that could result in fewer shopping trips to or purchases from our stores. If we are unable to retain the loyalty of our customers, our sales could decrease and we may not be able to grow our store base as planned, which could have a material adverse effect on our business, financial condition and results of operations. Certain of our competitors have established mobile apps and personalized marketing and there can be no assurance that our investment in this area will be repaid.

If we fail to maintain our reputation and the value of our brand, including protection of our intellectual property, our sales and operating results may decline and the carrying value of our goodwill and other intangible assets may be impaired.
We believe our continued success depends on our ability to maintain and grow the value of our brand. Brand value is based in large part on perceptions of subjective qualities. The reputation of our company and our brand may be damaged in all, one or some of the markets in which we do business, by adverse events at the corporate level or by an IO acting outside of Grocery Outlet's brand standards, or by action (or inaction), by us or our IOs on issues like social policies, merchandising, compliance related to social, product, labor and environmental standards or other sensitive topics. Further, any perceived lack of transparency about such matters, could harm our reputation. The increasing use of social media platforms and online forums may increase the chance that an adverse event could negatively affect the reputation of our brand. The online dissemination of negative information about our brand, including inaccurate information, could harm our reputation and our brand.
We regard our intellectual property, including trademarks and service marks, as having significant value, and our brand is an important factor in the marketing of our stores. We monitor and protect against activities that might infringe, dilute or otherwise violate our trademarks and other intellectual property and rely on trademark and other laws of the United States, but we may not be able or willing to successfully enforce our trademarks or intellectual property rights against competitors or challenges by others. For example, we are aware of certain companies in jurisdictions where we do not currently operate using the term "GROCERY OUTLET." Moreover, we have disclaimed the terms "GROCERY OUTLET" and "MARKET" with respect to our "GROCERY OUTLET BARGAIN MARKET" trademarks, among other disclaimed terms with respect to our registered trademarks and trademark applications. If a third party uses such disclaimed terms in its trademarks, we cannot object to such use. If we fail to protect our trademarks or other intellectual property rights, others may copy or use our trademarks or intellectual property without authorization, which may harm the value of our brand, reputation, competitive advantages and goodwill and adversely affect our financial condition, cash flows or results of operations. Actions we have taken to establish and protect our intellectual property rights may not be adequate.
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
Our brand value and intellectual property represents a significant portion of our goodwill and intangible assets. Accounting rules require us to review the carrying value of our goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge. The testing goodwill and intangible assets for impairment requires us to make estimates that are subject to significant assumptions. Changes in our estimates, or changes in actual performance compared with these estimates, may affect the fair value of goodwill or intangible assets, which also may result in an non-cash impairment charge. If a significant amount of our goodwill and other intangible assets were deemed to be impaired, our financial condition and results of operations could be materially adversely affected.
We are currently experiencing disruptions in our distribution network causing the timely receipt of inventory to our distribution centers and stores to be impaired, which has had and could continue to have an adverse impact on our operating performance.
We rely on our distribution and transportation network to provide goods to our distribution centers and stores in a timely and cost-effective manner. Our stores are highly dependent on the successful operations of our distribution network, including because IOs typically order multiple deliveries per week and many of our products have a limited shelf life from the time of purchase, particularly opportunistic buys and fresh foods. Deliveries to our stores occur from our distribution centers or directly from our suppliers. We use three primary leased distribution centers that we operate and five primary distribution centers operated by third-parties. Any disruption, unanticipated or unusual expense or operational failure related to this process could affect store operations negatively. During 2021 COVID-19-related labor shortages and supply chain disruptions caused and continue to cause logistical challenges for us and many other businesses in the retail industry, causing delay in product delivery to our distribution centers, stores and customers. These logistical challenges have also caused increased costs to deliver goods to our stores resulting from increased fuel costs, increased carrier rates and driver wages as a result of driver shortages, a decrease in transportation capacity, and slowdowns. If these circumstance continue, they could have a material adverse impact on our operations and our ability to generate sales and earn profits.
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
As we continue to implement our store growth strategy, effectively managing our distribution network and distribution centers will become more complex. Our new store locations receiving shipments may be further away from our distribution centers, which may increase transportation costs and may create transportation scheduling strains, or may require us to add additional facilities to the network.
We will require significant capital to fund our expanding business, including for investing in technology upgrades. If we are unable to maintain sufficient levels of cash flow from our operations, we may not be able to execute or sustain our growth strategy or we may require additional financing, which may not be available to us on satisfactory terms or at all.
Our cash flow from operations may not provide sufficient capital to support our expanding business and execute our growth strategy, including to pay our lease obligations, build out new stores and distribution centers, remodel our stores, purchase opportunistic inventory, pay employees competitive wages and provide benefits, continue the ongoing modernization, enhancement and maintenance of our information systems (including our ongoing updates to our customized enterprise resource planning system), make loans to IOs and further invest in the business. Further, our plans to grow our store base may create cash flow pressure if new locations do not perform as projected.
We may need to obtain additional funds through public or private financings, collaborative relationships or other arrangements. Any equity financing or convertible financing that we may pursue could result in additional dilution to our existing stockholders and would be subject to capital market conditions at the time of any offering. Debt financing, if available, would increase our leverage and may involve restrictive covenants that could affect our ability to raise additional capital or operate our business. Additional financing may not be available to us on attractive terms to us, if at all. Inability to obtain necessary or desired liquidity could impede our competitive position, business, financial condition and results of operations and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy.
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
Typically, the largest portion of a store's operating expense that we bear is the cost associated with leasing the location. Our total lease payment obligations for all operating leases in existence as of January 1, 2022 was $113.2 million for fiscal year 2022 and $1.3 billion in aggregate for fiscal years 2023 through 2039, and these obligations will increase as we open new stores that are leased. We are also generally responsible for property taxes, insurance and common area maintenance for our leased properties. If we are unable to make the required payments under our leases, the lenders or owners of the relevant leased properties, distribution centers or administrative offices may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under our First Lien Credit Agreement (defined below), which could cause the counterparties under those agreements to accelerate the obligations due thereunder.
The operating leases for our store locations, distribution centers and administrative offices expire at various dates through 2039. When the lease term for our stores expire, we may be unable to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to close stores or to relocate stores within a market on less favorable terms. Any of these factors could cause us to close stores in desirable locations, which could have a material adverse impact on our results of operations.
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
We have very limited experience competing in the growing online retail marketplace and we have committed limited resources to such efforts to date.
Recently, we entered into a pilot partnership with Instacart to test online shopping at a limited number of stores. Certain of our competitors and a number of pure online retailers have already established robust online operations and have increased their online sales as a result of the COVID-19 pandemic.
As the COVID-19 pandemic has progressed, customer behaviors have changed causing a decrease in the number of our stores visited as online purchases have increased for retailers that compete with us. Increased competition from online grocery retailers and our lack of a robust online retail presence may reduce our customers' desire to purchase products from us. If we decide to expand our online shopping business, we will be exposed to new risks and challenges. Furthermore, there can be no assurance that any investments that we make to test or expand our online shopping capabilities will be repaid. These factors could have a material adverse effect on our business, financial condition and results of operations.
Natural or man-made disasters, unusual weather conditions, power outages, pandemics, terrorist acts, political events and other serious catastrophic events could disrupt our business, may expose us to unexpected costs and negatively affect our financial performance. The current concentration of our stores creates an exposure to local or regional impacts of such events and local economic downturns.
Our business has been and could in the future be severely impacted by natural or man-made disasters and unusual weather conditions (which may become more frequent due to climate change), power outages, pandemic outbreaks (including the COVID-19 pandemic), terrorist acts, global political events and other serious catastrophic events beyond our control. In the event of a natural or man-made disaster, governments have and, in the future, may declare a state of emergency and impose regulations on business operations. These occurrences could adversely impact our business by causing direct asset or inventory losses or physical damage to our distribution centers or our stores, store closures, reduced customer traffic or changed shopping behaviors, disruptions to production, supply and delivery of products to our stores, staffing shortages, increased costs or disruptions to our information systems and other systems. With respect to future outbreaks, to the extent that a pathogen is, or is perceived to be, food-borne, the price and availability of certain food products may be impacted and could cause our customers to consume less of such product.
As of January 1, 2022, we operated 245 stores and distributed product from four distribution centers in California in addition to having our administrative offices in California, making California our largest market, representing 59% of our total stores. As a result, our business is currently more susceptible to any unforeseen events or circumstances of the types described above that negatively affect these areas as well as regional conditions, economic downturns or disruptions, such as changes in demographics, population and employee bases, wage increases, property tax increases, and changes in economic conditions, than the operations of more geographically diversified competitors. For example, there have been significant fires across the west coast of the United States from 2018 through 2021. In 2018, our store in Paradise, California, burned down entirely and we have also suffered inventory losses related to power outages and evacuations due to fires. In 2021, there were additional significant fires in California and the Pacific Northwest causing a number of stores to be closed and requiring evacuations. For example, the Caldor fire caused our South Lake Tahoe store to close for a week resulting in inventory losses due to the evacuation. The frequency and severity of wildfires may increase in the future due to climate change.
Any of these factors may disrupt our business and materially adversely affect our financial condition and results of operations and the occurrence of any of these events in a region where our stores or other operations are concentrated may increase the impact of such disruption and adverse effect.
We may incur losses not covered by our insurance or claims may differ from our estimates.
Our insurance coverage may not be sufficient, and any related insurance proceeds may not be timely paid to us. Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are reasonable based on our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to certain cyber events, acts of war, employee and certain other crime, certain wage and hour and other employment-related claims, including class actions, actions based on certain consumer protection laws and some natural and other disasters or similar events. If we incur these losses and they are material, our business could suffer. Further, injured parties with claims against our IOs may bring actions against us if our IOs failed to secure and retain adequate insurance.

Certain types of events, such as earthquakes or wildfires, may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. Our retail stores located in California, and the inventory in those stores, are not currently insured against losses due to earthquakes. We have experienced significant challenges in renewing the insurance policies for our stores and insurers have incurred substantial losses related to property claims from fires, floods and other catastrophic events and are significantly increasing policy premiums, increasing their requirements around building engineering standards or cutting back capacity for coverage offerings to layered/quota share. For example, there have been significant fires across the west coast of the United States from 2018 through 2021. In 2018, our store in Paradise, California, burned down entirely and we have also suffered inventory losses related to power outages and evacuations due to fires. These risks may be exacerbated in the future due to climate change. To offset negative insurance market trends, we may elect to increase our self-insurance coverage, accept higher deductibles or reduce the amount of coverage.
We currently self-insure, or insure through captive insurance companies, a significant portion of expected losses under our workers' compensation, automobile liability and general liability insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition.
We and our IOs are experiencing and may continue to experience challenges in recruiting and retaining qualified employees.
Our future growth, performance and positive customer experience depends on our and the IOs' ability to attract, train, retain and motivate qualified employees who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and customers. We and the IOs are currently facing intense competition for management personnel and hourly employees. In addition, we and our IOs also had in fiscal 2021, and continue to have, staffing challenges including overtime pay, increased payroll attributable to employees who are compensated for their time to receive vaccines, and staffing shortages for a variety of reasons that are attributable to the COVID-19 pandemic and the related economic environment. There was also a surge of positive COVID-19 cases related to the Delta variant around the country, including states in which we operate, during the third quarter of fiscal 2021 and an additional surge of positive COVID-19 cases related to the Omicron variant in the fourth quarter of fiscal 2021 and continuing in fiscal 2022, creating additional uncertainty and having a negative impact on staffing. If we and the IOs are unable to attract and retain adequate numbers of qualified employees, our operations, customer service levels and support functions could suffer. There is no assurance that we and the IOs will be able to attract or retain highly qualified employees to operate our business.
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
We believe that our success depends to a significant extent on the skills, experience and efforts of our executive officers and other key personnel. Due to the uniqueness of our model, the unexpected loss of services of any of our executive officers or other key personnel could have a material adverse effect on our business and operations. We do not maintain key person insurance on any of our key personnel. There can be no assurance that our executive succession planning, retention or hiring efforts will be successful. Competition for skilled and experienced management in our industry is intense, and we may not be successful in attracting and retaining qualified personnel.

Risks Related to Our Business Environment
Economic conditions and other economic factors may materially adversely affect our financial performance and other aspects of our business by negatively impacting our customers' disposable income or discretionary spending, increasing our costs and expenses, affecting our ability to plan and execute our strategic initiatives, and materially adversely affecting our sales, results of operations and performance.
General conditions in the United States and global economy that are beyond our control may materially adversely affect our business and financial performance. While we have not previously been materially adversely affected by periods of decreased consumer spending, any factor that could materially adversely affect the disposable income of our customers could decrease our customers' spending and number of trips to our stores, which could result in lower sales, increased markdowns on products, a reduction in profitability due to lower margins and may require increased selling and promotional expenses. These factors include but are not limited to unemployment, minimum wages, significant public health and safety events, inflation and deflation, trade wars and interest and tax rates.
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
Food retailers provide alternative options for consumers and compete aggressively to win those consumers; our failure to offer a compelling value proposition to consumers could limit our growth opportunities.
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
Competition for customers has intensified as other discount food retailers, such as Aldi, Lidl and WinCo have moved into, or increased their presence in, our geographic and product markets. We expect this competition to continue to increase. In addition, we experience high levels of competition when we enter new markets. Some of the other food retailers may have been in the region longer and may benefit from enhanced brand recognition in such regions. For example, we recently expanded in Southern California and, as of January 1, 2022, had 91 stores in that area. Our new stores in this market are competing against more established retailers. Some food retailers may have greater financial or marketing resources than the IOs do and may be able to devote greater resources to sourcing, promoting and selling their products than the IOs. As competition in certain regions intensifies, or we move into new regions or other food retailers open stores in close proximity to our stores, we may experience a loss of sales, decrease in market share, reduction in margin from competitive price changes or greater operating costs.
If consumer trends move toward private label and away from name-brand products, our competitive position in the market may weaken.
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

The outbreak caused by COVID-19 and its variants has disrupted and could continue to disrupt our operations and adversely affect our business and financial condition.
The COVID-19 pandemic has negatively impacted the economy, disrupted consumer behaviors and supply chains, and created volatility among the financial markets. We and our IOs have faced and will continue to face staffing challenges including labor shortages additional sick pay and overtime pay for a variety of reasons that are attributable to the COVID-19 pandemic. In early 2021, many counties in California and Washington enacted ordinances mandating "hazard pay" for grocery workers. While most of the hazard pay ordinances did not apply to our IOs and have since expired, if there is another COVID surge, counties may try to implement new ordinances in the future and such ordinances may apply to our IOs or may cause our larger competitors to offer more competitive compensation, causing staffing issues for our IOs. In addition, federal and state governments have enacted legislation to provide additional company paid benefits for employees and former employees impacted by the COVID-19 pandemic.
The COVID-19 pandemic has caused people to avoid or limit gathering in public places, to consolidate and reduce shopping trips, and to increase online shopping, all of which has impacted our customer traffic. Since the start of the pandemic, supply for inventory, including opportunistic inventory, has been, and may in the future again be, negatively impacted at times when overall demand for inventory is increased, which could negatively impact our net sales and margin. Our planned construction and opening of new stores have been and may continue to be negatively impacted due to increased time periods to get materials such as steel, obtain permits and licenses and set up utilities. A significant subset of our corporate employee population remains in a remote or hybrid work environments in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including an increased risk of phishing and other cybersecurity attacks. In the event that an employee, IO, or IO employee tests positive for COVID-19, we have had to, and may in the future have to, temporarily close one or more stores, offices or distribution centers for cleaning and/or quarantine one or more employees. Outbreaks of COVID-19 may further disrupt or limit product supply and vendor services which could have a negative impact on our financial results. In addition, if one or more of our employees, IOs, IOs' employees or customers becomes ill from COVID-19 and attributes their exposure to such illness to us or one of our stores, we and/or our IOs could be subject to allegations of failure to adequately mitigate the risk of such exposure.
The extent of COVID-19's effect on our operational and financial performance in the future will depend on future developments, including the duration, spread and intensity of the pandemic, any emerging variants, any future government actions affecting consumers and the economy generally, changing economic conditions and any resulting inflationary impacts, timing and effectiveness of vaccines, all of which are uncertain and difficult to predict. Due to the impact of COVID-19, our operating performance and financial results during fiscal years 2020 and 2021 and the volatility within those periods may not be meaningful indicators of future results. The magnitude and duration of the pandemic and its impact on our business, results of operations, financial position, and cash flows are uncertain as this situation continues to evolve globally, which makes it more challenging for us to estimate future performance of the business and develop growth strategies for the future. Although the potential effects that COVID-19 may continue to have on us are not clear, such impacts could materially adversely affect our business, financial condition and results of operations.

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
Moreover, an employee, contractor or third party with whom we work or to whom we outsource business operations may fail to monitor their or our systems effectively, may fail to maintain appropriate safeguards, may misuse the personal and/or confidential information to which they have access, may attempt to circumvent our security measures, may purposefully or inadvertently allow unauthorized access to our or their systems or to personal and/or confidential information or may otherwise disrupt our business operations. We and our customers could suffer harm if valuable business data or employee, customer and other proprietary information were corrupted, lost or accessed or misappropriated by third parties due to a security failure in our systems or those of our suppliers or service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, result in unwanted media attention and lost sales and expose us to risks of litigation and liability. In addition, as a result of recent security breaches and ransomware attacks at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which were material in fiscal 2021. As a result, we have incurred significant costs and will continue to incur such costs to monitor and safeguard our systems. We may incur significant costs if there is an unauthorized disclosure of personal information and we may not be able to comply with new regulations.
In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, the California Consumer Privacy Act ("CCPA"), which became effective on January 1, 2020, established a new privacy framework for covered businesses. In November 2021, California voters passed Proposition 24, also known as the California Privacy Rights Act ("CPRA"), which amends and expands the CCPA. The CCPA and CPRA provide new and enhanced data privacy rights to California residents, such as giving California consumers the right to access and/or delete their personal information, affording consumers the right to opt out of certain sales of personal information, as well as sharing for cross context behavioral advertising, and prohibiting covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA/CPRA rights. The CPRA goes into effect January 1, 2023 and adds definitions for "sensitive information" as well as "contractors," and bolsters the requirements for agreements that cover the exchange of data. CPRA also establishes a California Privacy Protection Agency, which will be responsible for enforcement activities, rulemaking, and public awareness related to privacy and data protection. Any failure to comply with the laws and regulations surrounding the protection of personal information, privacy and data security could subject us to legal and reputational risks and costs, including significant fines for non-compliance, any of which could have a negative impact on revenues and profits.
Because we and the IOs accept payments using a variety of methods, including cash and checks, credit and debit cards, Electronic Benefit Transfer ("EBT") cards and gift cards, we may be subject to additional rules, regulations, compliance requirements and higher fraud losses. For certain payment methods, we or the IOs pay interchange and other related card acceptance fees, along with additional transaction processing fees. We and the IOs rely on third parties to provide payment transaction processing services, including the processing of credit cards, debit cards, EBT cards and gift cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us, experience a data security incident or fail to comply with applicable laws, rules and industry standards.
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
We rely on the integrity, security and consistent operation of a variety of information technology systems and back-up systems for the efficient functioning of our business, including point of sale, inventory management, purchasing, financials, logistics, accounts payable and human resources information systems. Such systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, cybersecurity breaches, cyber attacks (including malicious codes, worms, phishing and denial of service attacks and ransomware), software upgrade failures or code defects, natural disasters and human error. Damage or interruption to, or defects of design related to, these systems or the integration of such systems may require a significant investment to fix or replace, and we may suffer disruptions in our operations in the interim, loss or corruption of critical data and negative publicity, all of which could have a material adverse effect on our business or results of operations. Although we have taken steps designed to reduce the risk of these events occurring, there can be no guarantee that we or a third party on which we rely will not suffer one of these events.
We modify, update and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to global systems; integrating new service providers; and adding enhanced or new functionality, such as cloud computing technologies. In addition, we have a customized enterprise resource planning system, components of which have already been replaced and additional components of which we are replacing over the next several years, including our financial ledger, inventory management platform and product data warehouse system. The implementation, operation, and proper functionality of these improvements is anticipated to require a significant investment of financial, human, and technical resources. It is possible that we could experience implementation, operational and functionality issues, delays, higher than expected costs and other issues during the course of implementing and utilizing these improvements. With any update or replacement of our systems and infrastructure there is a risk of business disruption, liability and reputational damage associated with these actions, including from not accurately capturing and maintaining data, efficiently testing and implementing changes, realizing the expected benefit of the change and managing the potential disruption of the actions and diversion of internal teams' attention as the changes are implemented.
Further, the time and resources required to implement or optimize the benefits of new technology initiatives, or potential issues that arise in implementing such initiatives, could reduce the efficiency of our operations in the short term. The efficient operation and successful growth of our business depends upon our information systems, including our ability to operate, maintain and develop them effectively. A failure of those systems could disrupt our business, subject us to liability, damage our reputation, or otherwise impact our financial results.

Legal and Regulatory Risks
Real or perceived concerns that products we and the IOs sell could cause unexpected side effects, illness, injury or death could expose us to lawsuits and harm our reputation, which could result in unexpected costs.
As discussed under "Regulations" in Item I. Business, we and the IOs are subject to regulation by various federal agencies. If our products do not meet applicable safety standards or our customers' expectations regarding safety, we could experience lost sales, increased costs, litigation or reputational harm. Any lost confidence on the part of our customers would be difficult and costly to reestablish. Issues regarding the quality or safety of any food items sold by us, regardless of the cause, could have a substantial and adverse effect on our sales and operating results.
There is increasing governmental scrutiny, regulation of and public awareness of food safety. Unexpected side effects, illness, injury or death caused by products we and the IOs sell or involving suppliers that supply us with products could result in the discontinuance of sales of these products or our relationship with such suppliers or prevent us from achieving market acceptance of the affected products. We cannot be sure that consumption or use of our products will not cause side effects, illness, injury or death in the future, as product deficiencies might not be identified before we sell such products to our customers.
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
Our business is subject to numerous and frequently changing federal, state and local laws and regulations. We routinely incur significant costs in complying with these regulations. The complexity of the regulatory environment in which we and the IOs operate and the related cost of compliance are increasing due to additional legal and regulatory requirements, our expanding operation and increased enforcement efforts and the future application of certain of these legal requirements to our business may be uncertain. New or existing laws, regulations and policies, liabilities arising thereunder and the related interpretations and enforcement practices, particularly those dealing with environmental protection and compliance, climate change, wage and hour and other employment-related laws, taxation, zoning and land use, workplace safety, public health, community right-to-know, product safety or labeling, food safety, alcohol and beverage sales, vitamin and supplements, information security and privacy, among others, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. For example, we or the IOs have had to comply with recent new laws in many of the states or counties in which we operate regarding recycling, waste, minimum wages, sick time, vacation, plastic bag and straw bans and sugar taxes. In addition, we and the IOs are subject to environmental laws, including but not limited to hazardous waste laws, regulations related to refrigeration and stormwater, pursuant to which we and/or the IOs could be liable or to which we could be strictly and jointly and severally liable, regardless of our knowledge of or responsibility.
Approximately 13% of sales are in the form of EBT payments and a substantial portion of these payments may be related to benefits associated with the Supplemental Nutritional Assistance Program ("SNAP"). Accordingly, changes in EBT regulations by the U.S. Department of Agriculture or in SNAP benefits by Congress could adversely affect our financial performance. The registration and ongoing compliance requirements for SNAP participation are fairly complex and each of the IOs holds their registration under the name of their business entity and is responsible for ensuring their employees consistently comply with all SNAP rules. Failure to comply can result in de-registration by USDA which, for stores located in areas with high percentages of SNAP customers, can have a significant negative financial impact.
We cannot assure you that we or the IOs will comply promptly and fully with all laws, regulations, policies and the related interpretations that apply to our stores. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall, can result in the imposition of penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines or monetary penalties), civil or criminal liability, damages, class action litigation or other litigation, in addition to reputational damage. Even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our stores.
Legal proceedings from customers, suppliers, employees, governments or competitors could materially impact our business, reputation, financial condition, results of operations and cash flows.
From time to time, we are subject to allegations, and may be party to legal claims and regulatory proceedings, relating to our business operations. Such allegations, claims and proceedings may be brought by third parties, including our customers, suppliers, employees, governmental or regulatory bodies or competitors, and may include class actions. In recent years, companies have experienced an increase in the number of significant discrimination and harassment and wage and hour claims generally. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While our IOs and suppliers may indemnify us for certain adverse outcomes, we may still bear significant expenses related to such proceedings.

Risks Related to Our IO Model
If the IOs are not successful in managing their business, our financial results and brand image could be negatively affected.
The financial health and operational effectiveness of the IOs is critical to their and our success. The IOs are business entities owned by entrepreneurs who generally live in the same community as the store that they operate as our independent contractor. IOs are responsible for operating their store consistent with our brand standards, hiring and supervising store-level employees, merchandising and selling products, conducting local marketing, connecting with their community and complying with applicable laws, and managing and paying the expenses associated with their business. Although we select IOs through a rigorous vetting and training process, and continue to help IOs develop their business skills after they enter into an Operator Agreement with us, it is difficult to predict in advance whether a particular IO will be successful. If an IO is unable to successfully establish, manage and operate the store, their store's performance and quality of service could be materially adversely affected. In addition, any poor performance could negatively affect our financial results and our brand reputation.
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
The outstanding aggregate balance of notes receivable from IOs has increased over time as we have accelerated new store growth and initial IO capital and working capital requirements have increased. This balance may continue to increase as we open new stores. Further, during the COVID-19 pandemic we temporarily reduced interest rates on certain outstanding IO notes. There were $34.2 million and $37.2 million of notes to IOs outstanding as of January 1, 2022 and January 2, 2021, respectively, with allowances of $11.3 million and $7.6 million as of January 1, 2022 and January 2, 2021, respectively.
If we are unable to attract and retain qualified IOs, our financial performance may be negatively affected.
Our future growth and performance depend on our ability to attract, develop and retain qualified IOs who understand and appreciate our culture and are able to represent our brand effectively, in particular because the vast majority of our IOs operate a single store . A material decrease in profitability of the IOs may make it more difficult for us to attract and retain qualified IOs. While we use a variety of methods to attract and develop the IOs, including through our Aspiring Operators in Training ("AOT") program, there can be no assurance that we will continue to be able to recruit and retain a sufficient number of qualified AOTs and other candidates to open successful new locations in order to meet our growth targets. Our ability to maintain our current performance and achieve future growth additionally depends on the IOs' ability to meet their labor needs while controlling wage and labor-related costs.
If the IOs are unable to avoid excess inventory shrink, our business and results of operations may be adversely affected.
The IOs order merchandise solely from us, which we, in turn, deliver to IOs on a consignment basis. As a result, we retain ownership of all merchandise until the point in time that merchandise is sold to a customer. The IOs, however, are responsible for inventory management at their stores. Any spoiled, damaged or stolen merchandise, markdowns or price changes impact gross profit and, therefore, IO commission. We generally split these losses equally with IOs, however, excessive levels of shrink are deducted from commissions paid to IOs. Excessive shrink generally indicates poor inventory management and the IO's failure to use due care to secure their store against theft. If IOs were to not effectively control or manage inventory in their stores, they could experience higher rates of inventory shrink which could have a material adverse effect on their financial health, which in turn, may materially and adversely affect our business and results of operations.

Our Operator Agreements may be terminated by either party and upon short notice, and any loss or changeover of an IO may cause material business disruptions.
Each Operator Agreement is subject to termination by either party without cause upon 75 days' notice. We may also terminate immediately "for cause." The "for cause" termination triggers include, among other things, a failure to meet our brand standards, misuse of our trademarks and actions that in our reasonable business judgment threaten to harm our business reputation.
If we or an IO terminates the Operator Agreement then we must approve a new IO for that store. Any IO changeover consumes substantial time and resources. Often, a changeover will involve more than one transition, as an IO may move from an existing store, thereby creating an opening at the IO's previous store. A failure to transition a store successfully to another IO can negatively impact the customer experience or compromise our brand standards. Termination of an Operator Agreement could therefore result in the reduction of our sales and operating cash flow, and may materially adversely affect our business, financial condition and results of operations.
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
In the past, certain business models that use independent contractors to sell directly to customers have been subject to challenge under various laws, including laws relating to franchising, misclassification and joint employment. If our business model is determined to be a franchise, if IOs are found not to be independent contractors, but our employees, or if we are found to be a joint employer of an IO's employees, our business and operations could be materially adversely affected.
The IOs are independent contractors. Independent contractors and the companies that engage their services have come under increased legal and regulatory scrutiny in recent years as courts have adopted new standards for these classifications and federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are found to have violated employees' overtime or wage requirements. Federal and state tax and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. For example, the California state legislature enacted AB-5, which became effective in California on January 1, 2020. AB-5 codifies a new test for determining worker classification that is much narrower than the traditional standard in defining the scope of who is classified as an independent contractor. Given AB-5's recent enactment, there has been limited guidance to date regarding interpretation or enforcement, and there is a significant degree of uncertainty regarding its application. In addition, AB-5 has been the subject of widespread national discussion and it is possible that other jurisdictions may enact similar laws. There is a risk that a governmental agency or court could disagree with our assessment that IOs are independent contractors or that other laws and regulations could change. If any IOs were determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, environmental and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings.

Even if IOs are properly classified as independent contractors, there is a risk that a governmental agency or court might disagree with our assessment that each IO is the sole employer of its workers and seek to hold us jointly and separately responsible as a co-employer of an IO's workers. In this case, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings since joint employers are each separately responsible for their co-employees' benefits. A misclassification ruling would mean that both IOs and IOs' employees are our employees.
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
The IOs are contractually obligated to operate their stores in accordance with the brand standards set forth in the Operator Agreements. However, IOs are independent contractors whom we do not control. The IOs operate and oversee the daily operations of their stores and have sole control over all of their employees and other workforce decisions. As a result, IOs make decisions independent of us that bear directly on the ultimate success and performance of their store. Nevertheless, the nature of the brand license creates a symbiotic relationship between our outcome and each IO. Indeed, because we and each of the IOs associate our separate businesses with the Grocery Outlet name and brand reputation, the failure of any IO to comply with our brand standards could potentially have repercussions that extend beyond that IO's own market area and materially adversely affect not only our business, but the business of other IOs and the general brand image and reputation of the Grocery Outlet name. This, in turn, could materially and adversely affect our business and operating results. If any particular IO operates a store in a manner inconsistent with our brand standards, we cannot assure you that we will be able to terminate the Operator Agreement of that IO without disruptions to the operations and sales of that IO's store or other stores.

Risks Associated with Our Indebtedness
Our substantial indebtedness could materially adversely affect our financial condition and our ability to operate our business, react to changes in the economy or industry or pay our debts and meet our obligations under our debt and could divert our cash flow from operations for debt payments.
As of January 1, 2022, we had a significant amount of indebtedness comprised of total borrowings under our First Lien Credit Agreement of $460.0 million. We have liquidity through a largely undrawn $100.0 million revolving credit facility under our First Lien Credit Agreement, under which we had $96.5 million of availability after giving effect to outstanding letters of credit.
In addition, subject to limited restrictions in our First Lien Credit Agreement, we may be able to incur substantial additional debt in the future.
Our substantial debt could have important consequences to you, including the following:
•it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;
•we may be unable to obtain additional financing or refinance our existing debt on commercially reasonable terms, or at all;
•a substantial portion of cash flow from operations may be dedicated to debt payments, reducing cash available to fund operations, capital expenditures, business opportunities, acquisitions and other purposes;
•we may need to refinance our debt, sell material assets or operations or raise additional debt or equity capital to service our debt and meet our other commitments;
•we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited; and
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised.
Our ability to make payments on our debt and to fund planned capital expenditures depends on our ability to generate cash in the future, which to some extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we incur additional debt above the levels currently in effect, including utilizing the availability under our revolving credit facility, the risks associated with our leverage, including those described above, would increase.
Furthermore, all of our debt under our First Lien Credit Agreement bears interest at variable rates. If these rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify. In addition, our First Lien Credit Agreement currently uses USD LIBOR as a reference rate, the publication of which will be discontinued in mid-2023. As a result, we expect that we will be required to amend our First Lien Credit Agreement prior to such time. While we do not expect the discontinuation of USD LIBOR to have a material effect on us, it may result in interest rates and/or payments that result in higher borrowing costs over time than would have been our obligations if the USD LIBOR continued to be available in its current form.

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
A breach of any of these covenants could result in a default under our First Lien Credit Agreement. Upon the occurrence of an event of default under our First Lien Credit Agreement, the lenders could elect to declare all amounts outstanding under our First Lien Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, these lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral to secure our First Lien Credit Agreement. Our future operating results may not be sufficient to enable compliance with the financial maintenance covenant in our First Lien Credit Agreement, and we may not have sufficient assets to repay amounts outstanding under our First Lien Credit Agreement. In addition, in the event of an acceleration of our debt upon a default, we may not have or be able to obtain sufficient funds to make any accelerated payments.
Furthermore, the terms of any future indebtedness we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in the event that we are not able to maintain compliance, we cannot assure you that we will be able to obtain waivers from the lenders or amend the covenants.

Risks Related to Accounting, Tax and Financial Statement Matters
Tax matters, including our ability to use our deferred tax assets or any gross receipts tax, could materially adversely affect our results of operations and financial condition.
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
As of January 1, 2022, we had tax-effected Federal and State deferred tax assets of $46.2 million and $6.1 million, respectively. Our ability to use our deferred tax assets is dependent on our ability to generate future earnings within the operating loss carry-forward periods. Of the $46.2 million tax effected Federal deferred tax asset, $16.2 million will expire beginning in 2032 and the remaining $30.0 million do not expire and will carryforward indefinitely. The tax effected State deferred tax asset will expire beginning in 2029. Some or all of our deferred tax asset could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Furthermore, we are required by accounting rules to periodically assess our deferred tax assets for a valuation allowance, if necessary. In performing these assessments, we use our historical financial performance to determine whether we have potential valuation allowance concerns and as evidence to support our assumptions about future financial performance. A significant decline in our financial performance could negatively affect the results of our assessments of the recoverability of our deferred tax assets. A valuation allowance against our deferred tax assets could be material and could have a material adverse impact on our financial condition and results of operations.
In addition, certain states and local jurisdictions have approved or proposed gross receipt tax measures. For example, effective January 1, 2020, Oregon enacted a gross receipts tax which established a new 0.57% gross receipts tax. Should these gross receipt tax measures succeed in other jurisdictions in which we operate, we expect that our operating expenses would increase.
Changes in accounting rules or interpretations thereof, changes to underlying legal agreements as well as other factors applicable to our analysis of the IO entities as variable interest entities could significantly impact our ability to issue our financial statements on a timely basis.
In accordance with the variable interest entities sub-section of Accounting Standards Codification Topic 810, Consolidation, we assess during each of our reporting periods whether we are considered the primary beneficiary of a variable interest entity ("VIE") and therefore are required to consolidate the VIE in our financial statements. We have concluded that the IO entities represent VIEs. However, we have concluded we are not such VIE's primary beneficiary and, accordingly, we do not consolidate the IO entities' financial information. Changes in accounting rules or interpretations thereof, changes to the underlying Operator Agreements (as defined elsewhere in this report) as well as other factors that may impact the economic performance of the IO entities which may be relevant to our analysis of whether to consolidate the IO entities as VIEs could significantly impact our ability to issue our financial statements on a timely basis if, as a result, we are determined to be the primary beneficiary of the IO entities and should consolidate such entities. For example, collecting the requisite accounting data from certain of our IO entities in order to consolidate their financial information would involve substantial time, effort and cost.

Risks Related to Our Common Stock
Our quarterly operating results fluctuate and may fall short of prior periods, our projections or the expectations of securities analysts or investors. The market price of our common stock has been volatile and may continue to fluctuate substantially, due to fluctuations in our operating results or otherwise, which could result in substantial losses for purchasers of our common stock.
Our operating results have fluctuated from quarter to quarter at points in the past, including more significantly since the start of the COVID-19 pandemic, and they may do so in the future. Therefore, results of any one fiscal quarter are not a reliable indication of results to be expected for any other fiscal quarter or for any year. If we fail to control costs, appropriately adjust costs to actual results, increase our results over prior periods, achieve our projected results, or meet the expectations of securities analysts or investors, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance.
Since the beginning of our 2021 fiscal year through January 1, 2022 our common stock has traded at prices as low as $21.01 and as high as $46.58, which we believe is due in part to comparisons to the significant pandemic-related purchases made in fiscal 2020 that led to outsized performance compared to historical and fiscal 2021 performance. The market price of our common stock has been highly volatile and may continue to fluctuate substantially due to fluctuations in our quarterly operating results or in response to other factors (regardless of our actual operating performance) included in this Risk Factors section and due to the following:
•changes in expectations as to our future financial performance, including guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance, investment recommendations by securities analysts and investors or if securities analysts do not publish research or reports about our business;
•declines in the market prices of stocks generally, changes in general economic or market conditions or trends in our industry or markets;
•strategic actions or announcements by us, our competitors or other third parties;
•changes in business or regulatory conditions;
•additions or departures of key management personnel;
•investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives; and
•the development and sustainability of an active trading market for our stock.
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
Furthermore, we currently do not expect to declare any dividends on our common stock in the foreseeable future, and our ability to pay dividends on our common stock is currently limited by the covenants of our First Lien Credit Agreement. Your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
Future sales of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock and might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Holders of an aggregate of 7,444,120 shares of our outstanding common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. The market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Further, any issuance of additional equity securities by us may result in additional dilution to you.

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
•the ability of our Board of Directors to issue one or more series of preferred stock with powers, preferences and rights that may be senior or on parity with our common stock, which may reduce its value and could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change of control;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;
•certain limitations on convening special stockholder meetings; and
•that certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class
These provisions could make it more difficult for a third party to acquire us, even if the third-party's offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
Our amended and restated bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the sole and exclusive forums for certain stockholder litigation matters, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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
These choice of forum provisions may limit a stockholder's ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for disputes with us or any of our directors, officers or other employees which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions that will be contained in our amended and restated bylaws to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of January 1, 2022, we leased 414 of our 415 stores and each of our self-operated distribution centers and warehouse facilities. The one remaining store was owned by an IO. Our stores are located in California (245), Washington (72), Oregon (59), Pennsylvania (20), Idaho (9), Nevada (9) and New Jersey (1). Our initial lease terms for store locations are typically ten years with options to renew for two or three successive five-year periods. Our corporate headquarters, located in Emeryville, California, is leased under an agreement that expires in 2023, with options to renew for two successive five-year periods. Our three self-operated primary distribution centers range from approximately 100,000 square feet to approximately 400,000 square feet. Including options to renew, our primary distribution centers have leases expiring between 2023 and 2035.
We believe that our corporate and distribution center facilities are in good operating condition and adequate to support the current needs of our business.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be party to litigation that arises in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows, and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended January 1, 2022.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
The principal market on which our common stock is traded is the Nasdaq Global Select Market under the symbol "GO."
Stockholders
American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. As of February 24, 2022, there were 16 stockholders of record of our common stock. A substantially greater number of stockholders are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Stock Performance Graph
The following graph shows a comparison of cumulative total return (equal to stock appreciation plus dividends) during each quarterly accounting period from June 20, 2019 (the date our common stock began trading on the NASDAQ Global Select Market) through January 1, 2022 for:
•Grocery Outlet Holding Corp.
•Nasdaq Global Market Composite Index
•Nasdaq US Benchmark General Retailers Index

	6/20/2019	12/28/2019	6/27/2020	1/2/2021	7/3/2021	1/1/2022
Grocery Outlet Holding Corp.	$100.00	$117.40	$138.20	$137.67	$121.64	$99.19
Nasdaq Global Market Composite Index	$100.00	$107.91	$118.09	$170.37	$179.77	$142.69
Nasdaq US Benchmark General Retailers Index	$100.00	$112.61	$137.13	$167.61	$185.68	$194.45
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
•The information included under the heading "Stock Performance Graph" in Item 5 of this Annual Report on Form 10-K is "furnished" and not "filed" and shall not be deemed to be "soliciting material" or subject to Regulation 14A, shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the limitations of that section, and shall not be deemed incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing.
•The stock price performance shown in the graph is not necessarily indicative of future price performance.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
In November 2021, our Board of Directors approved a share repurchase program. This program, effective November 5, 2021 and without an expiration date, authorized us to repurchase up to $100.0 million of our outstanding common stock utilizing a variety of methods including open market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and under a Rule 10b5-1 plan (which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws). During the quarter ended January 1, 2022, we did not repurchase any of our equity securities. As of January 1, 2022, we had $100.0 million of repurchase authority remaining under the share repurchase program. Subsequent to year end through February 24, 2022, we repurchased 139,718 shares of common stock totaling $3.5 million, including commissions, at an average price of $24.70 per share.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes thereto included in "Item 8. Financial Statements and Supplementary Data." This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in "Item 1A. Risk Factors" or set forth in other sections of this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to fiscal 2021, fiscal 2020, and fiscal 2019 refer to the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively. Our 2021 and 2019 fiscal years consisted of 52 weeks while our 2020 fiscal year consisted of 53 weeks.
OVERVIEW
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators ("IOs") run our stores and create a neighborhood feel through personalized customer service and a localized product offering. As of January 1, 2022, we had 415 stores in California, Washington, Oregon, Pennsylvania, Idaho, Nevada and New Jersey.
COVID-19
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. As a result, many states, including states where we have significant operations, declared a state of emergency, closed non-essential businesses and enacted limitations on the size of gatherings. As we compare fiscal 2021 financial performance with the comparable period in fiscal 2020 that included significantly elevated COVID-related demand (only partially offset by periods of store closures) and financial outperformance relative to historical growth, we are reporting declines in year-over-year net sales and comparable store sales growth. In fiscal 2021, and ongoing to an extent, consumer behavior has been impacted by increased consumer mobility and travel, higher food-away-from-home spend, continued consolidation of grocery store visits, higher levels of government stimulus (the latter of which has led consumers to prioritize convenience over value) and elevated grocery e-commerce usage, all of which have negatively impacted our net sales. The combination of these factors, coupled with the evolving nature of the pandemic (especially with respect to the possibility of different variants in the future) and inflationary pressures, makes it difficult to predict near term consumer behavior and resulting sales trends for our business.
We and our IOs also had in fiscal 2021, and continue to have, staffing challenges and increased labor costs for a variety of reasons that are attributable to the COVID-19 pandemic and the related economic and regulatory environment. There was also a surge of positive COVID-19 cases related to the Delta variant around the country during the third quarter of fiscal 2021 and an additional surge of positive COVID-19 cases related to the Omicron variant in the fourth quarter of fiscal 2021, including states in which we operate, creating additional uncertainty and having a negative impact on staffing.
Since the start of the pandemic, certain inventory items have at times been, and may in the future again be, in short supply. COVID-19-related supply chain disruptions more recently have caused logistical challenges for us and many other retailers and manufacturers, causing delays in product delivery to our distribution centers, stores and customers. These logistical challenges also have caused increased delivery costs resulting from higher fuel costs, carrier rates and driver wages due to driver shortages, decreases in transportation capacity, and slowdowns. All of these factors could impact the ability of stores to operate normal hours of operation or have sufficient inventory at all times, which could result in our inability to satisfy customer demand and potential loss of market share. Further, we have experienced varying levels of inflation, resulting in part from supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions caused by the COVID-19 pandemic and the uncertain economic environment, which we have not been able to fully offset through price increases.
Planned construction and opening of new stores also have been, and may continue to be, negatively impacted due to increased lead times to acquire materials such as steel, obtain permits and licenses and set up utilities. Additionally, certain fixture upgrades and new refrigeration units now have longer lead times. Finally, we have incurred additional COVID-related expenses as a result of certain increased costs related to our IOs. For example, in fiscal 2021 we paid a portion of the costs of personal protective equipment and cleaning supplies for our IOs as well as reduced interest rates on outstanding IO notes.

The trends leading consumers to prioritize convenience over value that we experienced in fiscal 2021 may continue into fiscal 2022, which could continue to negatively impact same store sales. The increased costs associated with staffing challenges and fuel, freight and distribution have negatively impacted our cost of sales and gross margin, and we expect this increased cost to continue into fiscal 2022. We also expect planned construction and opening of new stores to continue to experience delays, which has caused us to plan for lower new store growth in fiscal 2022 than our original goal of 10% and with more new stores weighted towards the second half of the year.
Our operating performance and financial results during fiscal years 2020 and 2021 and the volatility within those periods may not be meaningful indicators of future results. The impact of the COVID-19 pandemic and changing consumer behavior could continue to have a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2022. In spite of these headwinds, we believe the flexibility of our unique buying model, our strong vendor relationships and our agile approach to inventory management have allowed us to maintain healthy inventory levels and an assortment of products for our customers.
Initial Public Offering and Secondary Public Offerings
In June 2019, we completed our initial public offering ("IPO") for net proceeds of $400.4 million, after deducting underwriting discounts and commissions and offering costs payable by us.
We used the net proceeds from our IPO, together with excess cash on hand, to prepay a portion of the term loan outstanding under our First Lien Credit Agreement and to repay in full our Second Lien Term Loan, allowing us to terminate such agreement. See "—Liquidity and Capital Resources" for additional information.
Between October 2019 and April 2020, certain of our selling stockholders completed secondary public offerings of shares of our common stock. We did not receive any proceeds from such offerings, but we incurred related offering costs of $3.2 million in the aggregate and received $6.2 million in cash (excluding withholding taxes) in connection with the exercise of options by certain participating stockholders.
In May 2020, the H&F Investor distributed the remainder of its holdings representing 9.6 million shares of our common stock to its equity holders. We did not receive any proceeds or incur any material costs related to this distribution.
Key Factors and Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key generally accepted accounting principles ("GAAP") financial measures we use are net sales, gross profit and gross margin, selling, general and administrative expenses ("SG&A") and operating income. The key operational metrics and non-GAAP financial measures we use are number of new stores, comparable store sales, EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share.
Fiscal 2021 Overview
Key financial and operating performance results for our fiscal 2021 (52 weeks) compared to our fiscal 2020 (53 weeks) were as follows:
•Net sales decreased 1.8% to approximately $3.08 billion for fiscal 2021 from approximately $3.13 billion for fiscal 2020; on a 52-week basis, comparable store sales decreased by 6.0% in fiscal 2021 compared to a 12.7% increase in fiscal 2020. Fiscal 2020 contained one additional week ("53rd week") as compared to fiscal 2021. The 53rd week included $53.3 million in net sales.
•We opened 36 new stores and closed one, ending fiscal 2021 with 415 stores in seven states.
•Net income decreased 41.6% to $62.3 million, or $0.63 per diluted share for fiscal 2021, compared to net income of $106.7 million, or $1.08 per diluted share, for fiscal 2020.
•Adjusted EBITDA(1) decreased 11.0% to $198.5 million for fiscal 2021 compared to $222.9 million for fiscal 2020.

•Adjusted net income(1) decreased 20.2% to $89.9 million, or $0.90 per adjusted diluted share(1), for fiscal 2021 compared to $112.7 million, or $1.14 per adjusted diluted share, for fiscal 2020.
_______________________
(1)Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share are non-GAAP financial measures, which exclude the impact of certain special items. Please note that our non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. See the "Operating Metrics and Non-GAAP Financial Measures" section below for additional information about these items, including their definitions, how management utilizes such non-GAAP financial measures and reconciliations of the non-GAAP measures and the most directly comparable GAAP measures.
Key Components of Results of Operations
Net Sales
We recognize revenues from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Discounts provided to customers by us are recognized at the time of sale as a reduction in sales as the products are sold. Discounts that are funded solely by IOs are not recognized as a reduction in sales as the IO bears the incidental costs arising from the discount. We do not accept manufacturer coupons. Sales consist of sales from comparable stores and non-comparable stores, described below under "Comparable Store Sales." Growth of our sales is generally driven by expansion of our store base in existing and new markets as well as comparable store sales growth. Sales are impacted by the spending habits of our customers, product mix and availability, as well as promotional and competitive activities. Our ever-changing selection of offerings across diverse product categories supports growth in sales by attracting new customers and encouraging repeat visits from our existing customers. The spending habits of our customers are affected by changes in macroeconomic conditions, such as those experienced due to the COVID-19 pandemic, and changes in discretionary income. Since the onset of the pandemic, consumer behavior has been impacted by consolidation of grocery store visits, elevated grocery e-commerce usage and higher levels of government stimulus, leading consumers to prioritize convenience over value and negatively impacting our sales. Our customers' discretionary income is primarily impacted by wages, fuel and other cost-of-living increases including food-at-home inflation, as well as consumer trends and preferences, which fluctuate depending on the environment. Because we offer a broad selection of merchandise at extreme values, historically our business has benefited from periods of economic uncertainty.
Cost of Sales, Gross Profit and Gross Margin
Cost of sales includes, among other things, merchandise costs, inventory markdowns, inventory losses and transportation, distribution and warehousing costs, including depreciation. Gross profit is equal to our sales less our cost of sales. Gross margin is gross profit as a percentage of our sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is impacted by product mix and availability, as some products generally provide higher gross margins, and by our merchandise costs, which can vary. Gross margin is also impacted by the costs of distributing and transporting product to our stores, which can vary. Our gross profit is variable in nature and generally follows changes in sales. While our disciplined buying approach has produced consistent gross margins throughout economic cycles which we believe has helped to mitigate adverse impacts on gross profit and results of operations, changes in consumer demand like we experienced and continue to experience as a result of the COVID-19 pandemic, including inflationary cost increases for goods, labor and transportation, supply chain constraints and changes in discretionary income, have resulted and could continue to result in unexpected changes to our gross margins. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures of our competitors and other retailers. As a result, our gross profit and gross margin may not be comparable to similar data made available by our competitors and other retailers.
Selling, General and Administrative Expenses
SG&A expenses are comprised of both store-related expenses and corporate expenses. Our IO store-related expenses include commissions paid to IOs, occupancy and our portion of maintenance costs and the cost of opening new IO stores. Company-operated store-related expenses include payroll, benefits, supplies and utilities. In addition, beginning in fiscal 2020, SG&A included incremental costs associated with COVID-19, such as cleaning and safety costs, costs for PPE and supplies. Corporate expenses include payroll and benefits for corporate and field support, marketing and advertising, insurance and professional services and operator recruiting and training costs. SG&A generally increases as we grow our store base and invest in our corporate infrastructure. SG&A expenses related to commissions paid to IOs are variable in nature and generally increase as gross profits rise and decrease as gross profits decline. The remainder of our expenses are primarily fixed in nature. We continue to closely manage our expenses and monitor SG&A as a percentage of sales. The components of our SG&A may not be comparable to the components of similar measures of our competitors and other retailers. We expect that our SG&A will continue to increase in future periods as we continue to grow our sales revenue and gross profits.
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

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net sales	$3,079,582	$3,134,640	$2,559,617
Cost of sales	2,130,796	2,161,293	1,772,515
Gross profit	948,786	973,347	787,102
Operating expenses:
Selling, general and administrative	773,718	772,409	639,437
Depreciation and amortization	68,358	55,479	47,883
Share-based compensation	17,615	38,084	31,439
Total operating expenses	859,691	865,972	718,759
Income from operations	89,095	107,375	68,343
Other expenses (income):
Interest expense, net	15,564	20,043	45,927
Gain on insurance recoveries	(3,970)	—	—
Debt extinguishment and modification costs	—	198	5,634
Total other expenses (income)	11,594	20,241	51,561
Income before income taxes	77,501	87,134	16,782
Income tax expense (benefit)	15,191	(19,579)	1,363
Net income and comprehensive income	$62,310	$106,713	$15,419

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Percentage of net sales (1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.2%	68.9%	69.2%
Gross profit	30.8%	31.1%	30.8%
Operating expenses:
Selling, general and administrative	25.1%	24.6%	25.0%
Depreciation and amortization	2.2%	1.8%	1.9%
Share-based compensation	0.6%	1.2%	1.2%
Total operating expenses	27.9%	27.6%	28.1%
Income from operations	2.9%	3.4%	2.7%
Other expense (income):
Interest expense, net	0.5%	0.6%	1.8%
Gain on insurance recoveries	(0.1)%	—%	—%
Debt extinguishment and modification costs	—%	—%	0.2%
Total other expense (income)	0.4%	0.6%	2.0%
Income before income taxes	2.5%	2.8%	0.7%
Income tax expense (benefit)	0.5%	(0.6)%	0.1%
Net income and comprehensive income	2.0%	3.4%	0.6%
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
Comparable store sales consists of net sales from our stores beginning on the first day of the fourteenth full fiscal month following the store's opening, which is when we believe comparability is achieved. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been closed for an extended period as well as any planned store closures or dispositions. When applicable, as was the case with fiscal 2020, we exclude the net sales in the non-comparable week of a 53-week year from the same store sales calculation after comparing the current and prior year weekly periods that are most closely aligned.
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
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share
EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are supplemental key metrics used by management and our Board of Directors to assess our financial performance. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are also frequently used by analysts, investors and other interested parties to evaluate us and other companies in our industry. We use EBITDA, adjusted EBITDA, adjusted net income, and adjusted earnings per share to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. In addition, we use adjusted EBITDA to supplement GAAP measures of performance to evaluate our performance in connection with compensation decisions. Management believes it is useful to investors and analysts to evaluate these non-GAAP measures on the same basis as management uses to evaluate our operating results. We believe that excluding items from operating income, net income and net income per diluted share that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides additional information for analyzing trends in our business.
We define EBITDA as net income before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense, non-cash rent, asset impairment and gain or loss on disposition, provision for (write-off of) accounts receivable reserves and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for costs related to amortization of purchase accounting assets and deferred financing costs, tax adjustment to normalize the effective tax rate, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted average shares outstanding. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA, adjusted EBITDA, adjusted net income, and adjusted earnings per share have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP measures through the use of various GAAP measures. In the future we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive our non-GAAP measures.

The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Other Financial and Operations Data
Number of new stores	36	35	34
Number of stores open at end of period	415	380	347
Comparable store sales increase (decrease) (1)	(6.0)%	12.7%	5.2%
EBITDA (2)	$164,189	$165,228	$112,852
Adjusted EBITDA (2)	$198,458	$222,922	$168,333
Adjusted net income (2)	$89,913	$112,665	$60,291
_______________________
(1)Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following the store's opening, which is when we believe comparability is achieved. For fiscal 2020, which is a 53-week year, we excluded the sales in the non-comparable week from the comparable store sales calculation after comparing the current and prior year weekly periods that are most closely aligned.
(2)See "—GAAP to Non-GAAP Reconciliations" section below for a reconciliation from our net income to EBITDA and adjusted EBITDA, net income to adjusted net income and GAAP earnings per share to adjusted earnings per share for the periods presented.
GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to adjusted net income, and our GAAP earnings per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net income	$62,310	$106,713	$15,419
Interest expense, net	15,564	20,043	45,927
Income tax expense (benefit)	15,191	(19,579)	1,363
Depreciation and amortization expenses (1)	71,124	58,051	50,143
EBITDA	164,189	165,228	112,852
Share-based compensation expenses (2)	17,615	38,084	31,439
Non-cash rent (3)	10,753	10,673	10,582
Asset impairment and gain or loss on disposition (4)	1,241	1,727	1,957
Provision for (write-off of) accounts receivable reserves (5)	4,813	(456)	2,575
Other (6)	(153)	7,666	8,928
Adjusted EBITDA	$198,458	$222,922	$168,333

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net income	$62,310	$106,713	$15,419
Share-based compensation expenses (2)	17,615	38,084	31,439
Non-cash rent (3)	10,753	10,673	10,582
Asset impairment and gain or loss on disposition (4)	1,241	1,727	1,957
Provision for (write-off of) accounts receivable reserves (5)	4,813	(456)	2,575
Other (6)	(153)	7,666	8,928
Amortization of purchase accounting assets and deferred financing costs (7)	11,821	11,808	11,917
Tax adjustment to normalize effective tax rate (8)	(5,928)	(44,089)	(3,587)
Tax effect of total adjustments (9)	(12,559)	(19,461)	(18,939)
Adjusted net income	$89,913	$112,665	$60,291

GAAP earnings per share
Basic	$0.65	$1.16	$0.20
Diluted	$0.63	$1.08	$0.19
Adjusted earnings per share
Basic	$0.94	$1.23	$0.76
Diluted	$0.90	$1.14	$0.74
Weighted average shares outstanding
Basic	95,725	91,818	79,044
Diluted	99,418	98,452	81,863
___________________________
(1)Includes depreciation related to our distribution centers which is included within the cost of sales line item in our consolidated statements of operations and comprehensive income. See NOTE 1—Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements for additional information about the components of cost of sales.
(2)Includes non-cash share-based compensation expense and $0.2 million, $0.4 million, and $3.6 million of cash dividends paid in fiscal 2021, 2020, and 2019 respectively, on vested share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016.
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
(6)Represents other non-recurring, non-cash or non-operational items, such as gain on insurance recoveries, technology upgrade implementation costs, personnel-related costs, costs related to employer payroll taxes associated with equity awards, legal settlements and other legal expenses, store closing costs, strategic project costs, secondary equity offering transaction costs, debt extinguishment and modification costs, and miscellaneous costs.
(7)Represents the amortization of debt issuance costs and incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, which included trademarks, customer lists, and below-market leases.
(8)Represents adjustments to normalize the effective tax rate for the impact of unusual or infrequent tax items that we do not consider in our evaluation of ongoing performance, including excess tax benefits related to stock option exercises and vesting of RSUs that are recorded in earnings as discrete items in the reporting period in which they occur.
(9)Represents the tax effect of the total adjustments. We calculate the tax effect of the total adjustments on a discrete basis excluding any non-recurring and unusual tax items.

Comparison of fiscal 2021 (52 weeks) to fiscal 2020 (53 weeks) (amounts in thousands, except percentages)
Net Sales

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Net sales	$3,079,582	$3,134,640	$(55,058)	(1.8)%
The decrease in net sales for fiscal 2021 compared to fiscal 2020 was primarily attributable to a decrease in comparable stores sales as well as the impact of the 53rd week of fiscal 2020 which included $53.3 million of net sales, partially offset by non-comparable store sales growth attributable to the net 35 new stores opened during fiscal 2021.
Comparable store sales decreased 6.0% for fiscal 2021 compared to fiscal 2020 on a 52-week basis for both periods. The decrease was primarily attributable to a decrease in customer traffic, partially offset by an increase in average transaction size.
Cost of Sales

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Cost of sales	$2,130,796	$2,161,293	$(30,497)	(1.4)%
% of net sales	69.2%	68.9%
The decrease in cost of sales for fiscal 2021 compared to fiscal 2020 was primarily the result of the comparable store sales decrease discussed above combined with cost of sales from the 53rd week of fiscal 2020, partially offset by new store growth and higher costs as a percentage of net sales.
Costs as a percentage of net sales increased for fiscal 2021 compared to fiscal 2020 due in large part to inflationary cost increases for goods, labor and transportation as well as supply chain constraints.
Gross Profit and Gross Margin

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Gross profit	$948,786	$973,347	$(24,561)	(2.5)%
Gross margin	30.8%	31.1%
The decrease in gross profit for fiscal 2021 compared to fiscal 2020 was primarily the result of a decrease in comparable stores sales and gross profit from the 53rd week of fiscal 2020, partially offset by new store growth. Our gross margin decreased modestly for fiscal 2021 compared to fiscal 2020 due to higher cost of sales as a percentage of net sales, as discussed previously.
Selling, General and Administrative Expenses

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change
SG&A	$773,718	$772,409	$1,309	0.2%
% of net sales	25.1%	24.6%
The increase in SG&A for fiscal 2021 compared to fiscal 2020 was primarily driven by higher store occupancy and maintenance costs due to a higher store count and increased marketing expenses, partially offset by lower personnel costs as a result of decreased incentive compensation expenses and decreased commission payments to IOs.
As a percentage of net sales, SG&A increased slightly for fiscal 2021 compared to fiscal 2020 due to lower expense leverage as a result of reduced net sales.

Depreciation and Amortization Expense

	Fiscal Year End
	January 1, 2022	January 2, 2021	$ Change	% Change
Depreciation and amortization	$68,358	$55,479	$12,879	23.2%
% of net sales	2.2%	1.8%
The increase in depreciation and amortization expenses for fiscal 2021 compared to fiscal 2020 was primarily driven by new store growth and existing store investments.
Share-based Compensation Expense

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Share-based compensation	$17,615	$38,084	$(20,469)	(53.7)%
% of net sales	0.6%	1.2%
The decrease in share-based compensation expenses for fiscal 2021 compared to fiscal 2020 was primarily due to $26.1 million in share-based compensation expense we incurred in fiscal 2020 related to 5.8 million performance-based stock options that vested in connection with performance events achieved with the closing of our February and April 2020 secondary offerings. This decrease was partially offset by an increase in expense driven by RSUs and PSUs granted during fiscal 2021.
See NOTE 8—Share-based Awards to our Consolidated Financial Statements for additional information.
Interest Expense, net

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Interest expense, net	$15,564	$20,043	$(4,479)	(22.3)%
% of net sales	0.5%	0.6%
The decrease in interest expense, net for fiscal 2021 compared to fiscal 2020 was primarily driven by lower effective interest rates experienced under our First Lien Credit Agreement as a result of decreases in the London Inter-bank Offered Rate ("LIBOR"). Furthermore, fiscal 2020 included interest expense from the $90.0 million borrowed under the revolving credit facility of our First Lien Credit Agreement between March and May 2020, compared to no borrowings thereunder in fiscal 2021.
See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.

Gain on Insurance Recoveries

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Gain on insurance recoveries	$(3,970)	$—	$(3,970)	N/A
% of net sales	(0.1)%	—%
During fiscal 2021, we recorded a $4.0 million gain on insurance due to proceeds received related to the loss of our Paradise, California store due to a wildfire in 2018.
Debt Extinguishment and Modification Costs

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Debt extinguishment and modification costs	$—	$198	$(198)	(100.0)%
% of net sales	—%	—%
During fiscal 2020, we wrote off $0.1 million of debt issuance costs and incurred $0.1 million of debt modification costs related to the repricing and amendment of our First Lien Credit Agreement. No such write-offs were made or debt modification costs incurred in fiscal 2021.
See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.
Income Tax Expense (Benefit)

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Income tax expense (benefit)	$15,191	$(19,579)	$34,770	177.6%
% of net sales	0.5%	(0.6)%
Effective tax rate	19.6%	(22.5)%
During fiscal 2021, we recorded a net income tax expense of $15.2 million compared to a net income tax benefit of $19.6 million for fiscal 2020. This change was primarily driven by a reduction in excess tax benefits related to the exercise of stock options and vesting of RSUs. Such excess tax benefits totaled $8.0 million for fiscal year 2021 compared to $44.1 million for fiscal year 2020.
See NOTE 10—Income Taxes to our Consolidated Financial Statements for additional information.
Net Income

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Net income	$62,310	$106,713	$(44,403)	(41.6)%
% of net sales	2.0%	3.4%
As a result of the foregoing factors, net income decreased in fiscal 2021 compared to fiscal 2020.

Adjusted EBITDA

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Adjusted EBITDA	$198,458	$222,922	$(24,464)	(11.0)%
The decrease in adjusted EBITDA for fiscal 2021 compared to fiscal 2020 was primarily due to a decrease in gross profit, which was primarily driven by a decrease in comparable store sales, on a 52-week basis, of 6.0% for fiscal 2021 compared to fiscal 2020, the impact of net sales from the 53rd week of fiscal 2020, and increases in cost of sales as a percentage of net sales primarily caused by inflationary pressures and supply chain constraints, partially offset by contribution from our non-comparable stores.
Adjusted Net Income

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Adjusted net income	$89,913	$112,665	$(22,752)	(20.2)%
The decrease in adjusted net income for fiscal 2021 compared to fiscal 2020 was primarily a result of the aforementioned drivers of the decrease in Adjusted EBITDA as well as increases in depreciation and amortization expenses caused by new store growth and other capital investments.
Comparison of fiscal 2020 (53 weeks) to fiscal 2019 (52 weeks)
For the comparison of fiscal 2020 to fiscal 2019, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as amended, under the subheading "Comparison of fiscal 2020 (53 weeks) to fiscal 2019 (52 weeks)."

Liquidity and Capital Resources
Sources of Liquidity
Based on our current operations and new store growth plans, we expect to satisfy our short-term and long-term cash requirements through a combination of our existing cash and cash equivalents position, funds generated from operating activities, and the borrowing capacity available in the revolving credit facility under our first lien credit agreement (the "First Lien Credit Agreement"). If cash generated from our operations and borrowings under our revolving credit facility are not sufficient or available to meet our liquidity requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders. Additionally, we may seek to take advantage of market opportunities to refinance our existing debt instruments with new debt instruments at interest rates, maturities and terms we deem attractive. We may also, from time to time, in our sole discretion, purchase or retire all or a portion of our existing debt instruments through privately negotiated or open market transactions.
As of January 1, 2022, we had cash and cash equivalents of $140.1 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $100.0 million in borrowing capacity under our First Lien Credit Agreement. We did not borrow under this revolving credit facility during fiscal 2021 and had no borrowings outstanding thereunder as of January 1, 2022. As of January 1, 2022, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under this revolving credit facility.
Material Cash Requirements
Leases
We have operating and finance lease arrangements for substantially all store locations, distribution centers, and certain office space and equipment. As of January 1, 2022, total lease assets and lease liabilities were $905.0 million and $1.0 billion, respectively, and we had executed leases for 25 store locations that we had not yet taken possession of with total undiscounted future lease payments of $141.9 million and lease terms through 2039. See NOTE 4—Leases to our Consolidated Financial Statements for further detail of our lease obligations and the timing of lease liability maturities.
Debt Obligations and Interest Payments
See NOTE 6—Long-term Debt to our Consolidated Financial Statements for further detail of our First Lien Credit Agreement, which consists of a $460.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, and the timing of principal maturities. As of January 1, 2022, based on the then current interest rate of 2.85%, expected future interest payments associated with our debt totaled $50.7 million, with $13.3 million payable during fiscal year 2022.
Capital Expenditures
Our capital expenditures are primarily related to new store openings, ongoing store maintenance and improvements, expenditures related to our distribution centers and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems and corporate offices. We expect to fund capital expenditures through cash generated from our operations. We expect capital expenditures of approximately $115.0 million, net of tenant improvement allowances, in fiscal year 2022, primarily related to new store openings and ongoing store maintenance and improvements.
Working Capital and Purchase Commitments
Our primary working capital requirements are for the purchase of inventory, payroll, rent, issuance of IO notes, other store facilities costs, distribution costs and general and administrative costs. Our working capital requirements fluctuate during the year, driven primarily by the timing of inventory fluctuations, new store openings and capital spending.
Our purchase commitments consist of non-cancelable obligations under service and supply contracts. As of January 1, 2022, we had total purchase obligations of $11.8 million, with $10.1 million payable during fiscal year 2022.
Share Repurchases and Dividends
We may repurchase our common stock pursuant to programs approved by our Board of Directors. As of January 1, 2022, we had $100.0 million of repurchase authority remaining under the current share repurchase program. See "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities" for discussion about our Board-authorized share repurchase program.

As of January 1, 2022, we expect to pay an additional $0.2 million related to dividends declared in our recapitalization in 2018 for stock options that will vest during fiscal 2022 and beyond, of which $0.1 million is expected to be paid in fiscal 2022. Pursuant to The Globe Holding Corp. 2014 Plan, if we are unable to make those payments, we may instead elect to reduce the per share exercise price of each such option by an amount equal to the dividend amount in lieu of making the applicable dividend payment.
Debt Covenants
The First Lien Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The First Lien Credit Agreement restricts us from entering into certain types of transactions and making certain types of payments including dividends and stock repurchases and other similar distributions, with certain exceptions. Additionally, borrowing availability under the revolving credit facility under our First Lien Credit Agreement is subject to a first lien secured leverage ratio of 7.00 to 1.00 (as defined in the First Lien Credit Agreement), tested quarterly if, and only if, the aggregate principal amount outstanding and/or issued, as applicable, from the revolving facility, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the closing date) and swingline loans exceeds 35% of the total amount of the revolving credit facility commitments.
As of January 1, 2022, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net cash provided by operating activities	$165,587	$181,237	$132,835
Net cash used in investing activities	(136,713)	(133,786)	(108,019)
Net cash provided by (used in) financing activities	5,885	29,774	(17,778)
Net increase in cash and cash equivalents	$34,759	$77,225	$7,038
Cash Provided by Operating Activities
Net cash provided by operating activities was $165.6 million for fiscal 2021 compared to $181.2 million for fiscal 2020. The $15.7 million decrease was primarily due to lower net sales driven by a decrease in comparable store sales combined with fiscal 2020 including net sales from its 53rd week, partially offset by contribution from non-comparable stores. The decrease was additionally due to an increase of $4.6 million in cash used for merchandise inventory.
Net cash provided by operating activities was $181.2 million for fiscal 2020 compared to $132.8 million for fiscal 2019. The $48.4 million increase was primarily the result of increased net sales driven by new store growth and comparable store sales growth, partially offset by increased cost of sales and operating expenses, particularly commissions paid to IOs.
Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2021, fiscal 2020, and fiscal 2019 was primarily for capital expenditures and loans to IOs.
Net cash used in investing activities was $136.7 million for fiscal 2021 compared to $133.8 million for fiscal 2020. The $2.9 million increase was primarily related to an increase of investments in computer software intangible assets in fiscal 2021 compared to fiscal 2020. Of the $136.7 million net cash used in investing activities during fiscal 2021, $123.4 million represented purchases of property and equipment prior to the application of tenant improvement allowances.
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

Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $5.9 million for fiscal 2021 compared to $29.8 million for fiscal 2020. The $23.9 million decrease was primarily due to a decrease in proceeds received from the exercise of stock options.
Net cash provided by financing activities was $29.8 million for fiscal 2020 compared to $17.8 million net cash used in financing activities for fiscal 2019. The net cash provided by financing activities of $29.8 million for fiscal 2020 was primarily due to proceeds received from the exercise of share-based awards slightly offset by principal payments on debt. The net cash used in financing activities of $17.8 million for fiscal 2019 was primarily due to $414.8 million of principal payments on debt and $7.2 million of offering cost payments related to our IPO, partially offset by proceeds of $407.7 million from the IPO, net of $27.1 million of underwriting discounts and commissions paid.

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. A summary of our significant accounting policies can be found in NOTE 1—Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements. The preparation of our consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. These judgments and estimates are based on historical experience and other factors believed to be reasonable under the circumstances.
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
Long-lived asset impairment
We evaluate long-lived assets, including property and equipment and lease right-of-use assets, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For purposes of this evaluation, long-lived assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Our retail stores are evaluated for impairment at the store level. A long-lived asset or asset group may be impaired if its carrying value exceeds its estimated undiscounted future cash flows over its remaining useful life. The total amount of property and equipment, including store assets, and operating lease right-of-use assets as of January 1, 2022 were $499.4 million and $898.2 million, respectively.
Our impairment calculations contain uncertainties because they require us to make assumptions and to apply judgment to estimate future cash flows. Key assumptions used in estimating future cash flows include projected sales growth and operating expenses. Estimates of sales growth and operating expenses are based on internal projections and consider the store’s historical performance, length of time the store has been open, the local market economics and the business environment impacting the store’s performance. These estimates are subjective and our ability to realize future cash flows is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance. We have not made any material changes in the accounting methodology used to evaluate the impairment of long-lived assets during the last three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments of long-lived assets. However, if actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.
If a long-lived asset or asset group is determined to be impaired, we record an impairment loss for the amount by which the carrying value of the asset or asset group exceeds its fair value. The estimated fair value of the asset or asset group is based on the estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk.
There were no adjustments to the carrying value of long-lived assets due to impairment charges during fiscal 2021 and 2020. We recorded impairment charges of $0.5 million during fiscal 2019.
Recent Accounting Pronouncements
Refer to NOTE 1—Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of January 1, 2022, our outstanding credit facilities included a $460.0 million senior term loan under the First Lien Credit Agreement. As of January 1, 2022, the interest rate on the senior term loan was 2.85% (See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information). Based on the outstanding balance and interest rate of our senior term loan as of January 1, 2022, a hypothetical 10% relative increase or decrease in the effective interest rate would cause an increase or decrease in interest expense of approximately $1.3 million over the next 12 months.
We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. However, because of the flexibility of our unique buying model and our ability to price our products frequently, we were able to partially offset the impact of inflation on our business during fiscal 2021 through selective price increases. We cannot be assured that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GROCERY OUTLET HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Grocery Outlet Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Grocery Outlet Holding Corp. and subsidiaries (the "Company") as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, and the related notes and Schedule I listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company performs an analysis of the carrying value of all long-lived store assets for impairment at an individual store level whenever events or changes in circumstances indicate that the carrying value of individual store assets may not be recoverable. The Company's impairment analysis determines whether projected undiscounted future cash flows from operations are sufficient to recover the carrying value of these store assets. Impairment may result when the carrying value of these store assets exceeds the estimated undiscounted future cash flows over the remaining useful life. The total amount of property and equipment, including store assets, and operating lease right-of-use assets as of January 1, 2022 are $499.4 million and $898.2 million, respectively. The Company's impairment analysis consists of (1) identifying stores with indicators of impairment, (2) testing the identified store assets for recoverability and (3) measuring the impairment loss, if any. During the year ended January 1, 2022, the Company recorded no impairment of long-lived assets.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management's judgments regarding the forecasts of future cash flows included the following, among others:
•We tested the operating effectiveness of controls over management's long-lived store asset impairment evaluation, including those over future sales growth and gross margin projections
•We evaluated management's ability to accurately forecast future sales growth and gross margin by comparing actual results to management's historical forecasts
•We evaluated the reasonableness of management's sales growth and gross margin forecasts by comparing the forecasts to:
◦Current and past sales and gross margins of the overall Company and individual store level asset groups
◦Consistency with external market and industry data
◦Internal communications to management and the Board of Directors
•We tested the completeness, accuracy, and relevance of underlying data used in the valuations
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 2, 2022
We have served as the Company's auditor since 2007.

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 1, 2022	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$140,085	$105,326
Independent operator receivables and current portion of independent operator notes, net of allowance $1,406 and $985	7,219	5,443
Other accounts receivable, net of allowance $57 and $39	3,159	5,950
Merchandise inventories	275,502	245,157
Prepaid expenses and other current assets	16,780	20,081
Total current assets	442,745	381,957
Independent operator notes, net of allowance $10,506 and $7,124	21,516	27,440
Property and equipment, net	499,387	433,652
Operating lease right-of-use assets	898,152	835,397
Intangible assets, net	51,921	48,226
Goodwill	747,943	747,943
Deferred income tax assets, net	—	3,529
Other assets	8,144	7,480
Total assets	$2,669,808	$2,485,624
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$122,110	$114,278
Accrued expenses	49,025	35,699
Accrued compensation	8,450	26,447
Current lease liabilities	51,136	48,675
Income and other taxes payable	7,185	7,547
Total current liabilities	237,906	232,646
Long-term debt, net	451,468	449,233
Deferred income tax liabilities, net	9,416	—
Long-term lease liabilities	961,746	881,438
Total liabilities	1,660,536	1,563,317
Commitments and contingencies (NOTE 12)
Stockholders' equity:
Voting common stock, par value $0.001 per share, 500,000,000 shares authorized; 96,144,433 and 94,854,336 shares issued and outstanding, respectively	96	95
Series A Preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	811,701	787,047
Retained earnings	197,475	135,165
Total stockholders' equity	1,009,272	922,307
Total liabilities and stockholders' equity	$2,669,808	$2,485,624
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net sales	$3,079,582	$3,134,640	$2,559,617
Cost of sales	2,130,796	2,161,293	1,772,515
Gross profit	948,786	973,347	787,102
Operating expenses:
Selling, general and administrative	773,718	772,409	639,437
Depreciation and amortization	68,358	55,479	47,883
Share-based compensation	17,615	38,084	31,439
Total operating expenses	859,691	865,972	718,759
Income from operations	89,095	107,375	68,343
Other expenses (income):
Interest expense, net	15,564	20,043	45,927
Gain on insurance recoveries	(3,970)	—	—
Debt extinguishment and modification costs	—	198	5,634
Total other expenses (income)	11,594	20,241	51,561
Income before income taxes	77,501	87,134	16,782
Income tax expense (benefit)	15,191	(19,579)	1,363
Net income and comprehensive income	$62,310	$106,713	$15,419
Basic earnings per share	$0.65	$1.16	$0.20
Diluted earnings per share	$0.63	$1.08	$0.19
Weighted average shares outstanding:
Basic	95,725	91,818	79,044
Diluted	99,418	98,452	81,863
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Voting Common		Nonvoting Common		Preferred		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 29, 2018	67,435,288	$67	1,038,413	$1	1	$—	$287,457	$12,426	$299,951
Cumulative effect of accounting change								168	168
Issuance of common shares upon initial public offering, net of underwriting discounts	19,765,625	20					407,646		407,666
Other direct initial public offering costs							(7,245)		(7,245)
Conversion of nonvoting to voting common shares	1,068,413	1	(1,068,413)	(1)					—
Redemption of preferred shares					(1)	—			—
Exercise and vesting of share-based awards	735,736	1	30,000				4,443		4,444
Tax paid on behalf of employees related to net settlement of share-based awards							(2,813)		(2,813)
Share-based compensation expense							31,439		31,439
Dividends paid							(3,645)		(3,645)
Net income and comprehensive income								15,419	15,419
Balance at December 28, 2019	89,005,062	$89	—	$—	—	$—	$717,282	$28,013	$745,384
Cumulative effect of accounting change								439	439
Exercise and vesting of share-based awards	5,849,274	6					32,598		32,604
Tax paid on behalf of employees related to net settlement of share-based awards							(483)		(483)
Share-based compensation expense							38,084		38,084
Dividends paid							(434)		(434)
Net income and comprehensive income								106,713	106,713
Balance at January 2, 2021	94,854,336	$95	—	$—	—	$—	$787,047	$135,165	$922,307
Exercise and vesting of share-based awards	1,290,097	1					7,225		7,226
Share-based compensation expense							17,615		17,615
Dividends paid							(186)		(186)
Net income and comprehensive income								62,310	62,310
Balance at January 1, 2022	96,144,433	$96	—	$—	—	$—	$811,701	$197,475	$1,009,272
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash flows from operating activities:
Net income	$62,310	$106,713	$15,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	63,442	50,749	42,906
Amortization of intangible and other assets	7,682	7,302	7,237
Amortization of debt issuance costs and debt discounts	2,511	2,452	2,542
Gain on insurance recoveries	(3,970)	—	—
Debt extinguishment and modification costs	—	198	5,634
Share-based compensation	17,615	38,084	31,439
Provision for independent operator notes, independent operator receivables and other accounts receivable	4,813	(456)	2,575
Proceeds from insurance recoveries - business interruption and inventory	2,103	479	—
Deferred income taxes	12,944	(19,578)	872
Other	1,251	1,954	1,955
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(21)	(4,943)	(3,649)
Merchandise inventories	(30,345)	(25,737)	(21,115)
Prepaid expenses and other current assets	3,301	(6,628)	498
Income and other taxes payable	(362)	2,906	1,191
Trade accounts payable, accrued compensation and other accrued expenses	3,179	4,778	22,599
Changes in operating lease assets and liabilities, net	19,134	22,964	22,732
Net cash provided by operating activities	165,587	181,237	132,835
Cash flows from investing activities:
Advances to independent operators	(10,024)	(10,372)	(12,811)
Repayments of advances from independent operators	4,563	6,793	4,473
Purchases of property and equipment	(123,384)	(124,920)	(97,194)
Proceeds from sales of assets	37	269	586
Investments in intangible assets and licenses	(9,772)	(5,861)	(3,073)
Proceeds from insurance recoveries - property and equipment	1,867	305	—
Net cash used in investing activities	(136,713)	(133,786)	(108,019)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	—	407,666
Proceeds from exercise of stock options	7,226	32,604	4,444
Proceeds from revolving credit facility loan	—	90,000	—
Principal payments on revolving credit facility loan	—	(90,000)	—
Payments made for net settlement of employee share-based compensation awards	—	(483)	(2,813)
Other direct costs paid related to the initial public offering	—	—	(7,062)
Principal payments on term loans	—	(188)	(414,813)
Principal payments on other borrowings	(1,155)	(1,024)	(865)
Dividends paid	(186)	(434)	(3,645)
Debt issuance costs paid	—	(701)	(690)
Net cash provided by (used in) financing activities	5,885	29,774	(17,778)
Net increase in cash and cash equivalents	34,759	77,225	7,038
Cash and cash equivalents at beginning of period	105,326	28,101	21,063
Cash and cash equivalents at end of period	$140,085	$105,326	$28,101
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,604	$20,311	$49,372
Income taxes paid (refunded) in cash	$477	$5,186	$(65)
Property and equipment accrued at end of period	$14,986	$15,604	$10,498
Intangible assets accrued at end of period	$1,613	$1,050	$—
Acquisition of equipment in exchange for reduction of independent operator notes and independent operator receivables	$7,609	$—	$—
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Consolidated Financial Statements
NOTE 1—Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of January 1, 2022, we had 415 stores throughout California, Washington, Oregon, Pennsylvania, Idaho, Nevada and New Jersey.
Grocery Outlet Holding Corp. (the "Parent Company") owns 100% of Globe Intermediate Corp. ("Intermediate"), which owns 100% of GOBP Holdings, Inc. ("GOBP Holdings"), which owns 100% of GOBP Midco, Inc. ("Midco"), which owns 100% of Grocery Outlet Inc. ("GOI").
Fiscal Year — We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ended January 1, 2022 ("fiscal 2021") and December 28, 2019 ("fiscal 2019") consisted of 52 weeks while the fiscal year ended January 2, 2021 ("fiscal 2020") consisted of 53 weeks.
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Our consolidated financial statements include the accounts of Grocery Outlet Holding Corp. and its wholly owned subsidiaries. All intercompany balances and transactions were eliminated. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to conform to the current period presentation. The reclassification of these items had no impact on net income, earnings per share, or retained earnings in the current or prior period.
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
Allowance for Independent Operator ("IO") Receivables and IO Notes and Other Accounts Receivable — We maintain allowances and accruals for estimated losses of amounts advanced to IOs and other third parties determined to be uncollectible. See NOTE 2—Independent Operator Notes and Independent Operator Receivables, for additional information.
Concentrations of Credit Risk — Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts and notes receivable. Although we deposit our cash with creditworthy financial institutions, our deposits typically exceed federally insured limits. To date, we have not experienced any losses on our cash deposits. No single customer or store represented more than 10% of net sales for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019. No single customer or IO represented more than 10% of accounts receivable or notes receivable as of January 1, 2022 and January 2, 2021.
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
Property and Equipment — Property and equipment is stated at cost less accumulated depreciation and includes expenditures for significant improvements to leased premises. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to 15 years. Amortization of leasehold improvements is calculated based on the shorter of their estimated useful life or the remaining terms of the lease. Remaining lease terms currently range from one to 17 years.

We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, primarily at an individual store level. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, we record an impairment loss for the amount by which the carrying amount of the asset exceeds its fair value. The total amount of property and equipment, including store assets, and operating lease right-of-use assets as of January 1, 2022 were $499.4 million and $898.2 million, respectively. The estimated fair value of the asset or asset group is based on the estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. There were no adjustments to the carrying value of long-lived assets due to impairment charges during fiscal 2021 and 2020. We recorded impairment charges of $0.5 million during fiscal 2019. See NOTE 3—Property and Equipment, for additional information.
Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current lease liabilities, and long-term lease liabilities on our consolidated balance sheets. Finance leases are included in other assets, current lease liabilities, and long-term lease liabilities on our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease over the same term. Right-of-use assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, reduced by landlord incentives. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms and payments based on the information available at the commencement date to determine the present value of our lease payments. Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term while finance lease payments are charged to interest expense and depreciation and amortization expense over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these short-term leases is recognized on a straight-line basis over the lease term.
We generally lease retail facilities for store locations, distribution centers, office space and equipment and account for these leases as operating leases. We account for one retail store lease and certain equipment leases as finance leases. Lease and non-lease components are accounted for separately. We sublease certain real estate to unrelated third parties under non-cancelable leases and the sublease portfolio consists of operating leases for retail stores.
Goodwill and Other Intangible Assets — We have both goodwill and intangible assets recorded on our consolidated balance sheets.
Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized, but rather is subject to an annual impairment evaluation which is performed during our fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. Our impairment evaluation of goodwill consists of an initial qualitative assessment of our reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation, based on discounted cash flows, is performed which requires us to estimate future cash flows, growth rates and economic and market conditions. If the quantitative evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. Measurement of such an impairment loss would be based on the excess of the carrying amount over fair value. There were no goodwill impairment charges recorded during the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019. There were no changes in the carrying amount of goodwill for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019.
Intangible assets include trademarks, computer software, and liquor licenses. Trademarks represent the value of all our trademarks and trade names in the marketplace. We are amortizing the value assigned to the trade names on a straight-line basis over 15 years. Computer software includes both acquired software and eligible costs to develop internal-use software that are incurred during the application development stage. These assets are amortized over their estimated useful lives of three to 10 years. Liquor license assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. We review our intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of the intangible assets are not recoverable, the impairment is measured as the amount by which the carrying value of the intangible asset exceeds its fair value. There were no impairments of intangible assets recognized during the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019.

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
There were no assets or liabilities measured at fair value on a recurring basis as of January 1, 2022 or January 2, 2021. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. See NOTE 3—Property and Equipment and NOTE 5—Goodwill and Intangible Assets, for additional information. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the fiscal years ended January 1, 2022 or January 2, 2021.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the consolidated balance sheets (amounts in thousands):

	January 1, 2022		January 2, 2021
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Term loan (Level 2)	$451,468	$457,700	$449,233	$460,000
_______________________
(1)The carrying amounts as of January 1, 2022 and January 2, 2021 are net of unamortized debt discounts of $1.0 million and $1.2 million, respectively, and debt issuance costs of $7.5 million and $9.5 million, respectively.
(2)The estimated fair value of our term loan was determined based on the average quoted bid-ask prices for the term loan in an over-the-counter market on the last trading day of fiscal 2021 and 2020.
Revenue Recognition
Net Sales — We recognize revenue from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. For e-commerce related sales in which a third-party company provides home delivery service, revenue is recognized upon delivery to the customer. Our performance obligations are satisfied upon the transfer of goods to the customer, at the point of sale, and payment from customers is also due at the time of sale. Discounts provided to customers by us are recognized at the time of sale as a reduction in sales as the products are sold. Discounts provided by IOs are not recognized as a reduction in sales as these are provided solely by the IO who bears the incremental costs arising from the discount. We do not accept manufacturer coupons.
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any performance obligations, or any material costs to obtain or fulfill a contract as of January 1, 2022 and January 2, 2021.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $3.6 million as of January 1, 2022 and $3.2 million as of January 2, 2021. Breakage amounts were $0.3 million and $0.2 million for the fiscal years ended January 1, 2022 and January 2, 2021, respectively, and less than $0.1 million for the fiscal year ended December 28, 2019.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 (amounts in thousands); e-commerce sales have been allocated to their respective product type:

	January 1, 2022	January 2, 2021	December 28, 2019
Perishable (1)	$1,067,198	$1,054,506	$868,109
Non-perishable (2)	2,012,384	2,080,134	1,691,508
Total sales (3)	$3,079,582	$3,134,640	$2,559,617
_______________________
(1)Perishable departments include dairy and deli; produce and floral; and fresh meat and seafood.
(2)Non-perishable departments include non-perishable grocery; general merchandise; health and beauty care; frozen foods; and beer and wine.
(3)The fiscal years ended January 1, 2022 and December 28, 2019 consisted of 52 weeks while the fiscal year ended January 2, 2021 consisted of 53 weeks.
Cost of Sales — Cost of sales includes, among other things, merchandise costs, inventory markdowns, shrink and transportation, third-party delivery fees and distribution and warehousing costs, including depreciation.
Marketing and Advertising Expenses — Costs for store promotions, newspaper, television, radio and other media advertising are expensed at the time the promotion or advertising takes place. Advertising costs are included in SG&A in the accompanying consolidated statements of operations and comprehensive income and amounted to approximately $32.6 million, $25.9 million and $26.2 million, respectively, in the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019.
Share-based Awards — We estimate the fair value of time-based stock option awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of certain input assumptions. Because we completed our IPO during fiscal 2019, for awards granted in fiscal 2019 we had limited historical exercise data from which to derive such input assumptions, including an option's expected term and the price volatility of the underlying stock. Consequently, we determined the expected term using an accepted, simplified formula which derives an expected term by taking the sum of the contractual term and adding the length of the vesting period and dividing by two. We estimated stock price volatility for our common stock by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in our industry which are of similar size, complexity and stage of development. The risk-free interest rate for the expected term of the option was based on the U.S. Treasury implied yield at the date of grant. We did not award any time-based or performance-based stock options during fiscal 2021 and 2020.
We estimate the fair value of performance-based stock option awards subject to both a market condition and a performance condition on the date of grant using a Monte Carlo simulation approach implemented in a risk-neutral framework.
We estimate the fair value of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") based upon the closing price of our common stock as reported on the Nasdaq Global Select Market on the date of grant. The PSUs vest in one installment after a three year performance period based on the achievement of cumulative operating goals.
We recognize compensation expense for share-based payment awards with only a service condition on a straight-line basis over the requisite service period, which is generally the award's vesting period. Vesting of these awards would be accelerated for certain employees in the event of a change in control as well as certain termination events. Compensation expense for share-based payment awards subject to vesting based upon the achievement of a performance condition is recognized on a graded-vesting basis at the time the achievement of the performance condition becomes probable.
We recognize share-based award forfeitures as they occur rather than estimating by applying a forfeiture rate.

While we recognize share-based compensation expense over the performance period and/or requisite service period based on the fair market value of the award as of the grant date, we will not know the actual amount of tax benefit an award will generate until such award is exercised (or vested for RSUs or PSUs)). Until such award is exercised (or vested for RSUs or PSUs) we assume that the amount ultimately recognized for tax purposes is the same amount we are currently recognizing in our operating results, that is for "book" purposes. Consequently, our deferred tax asset related to share-based compensation expense, which totaled $10.9 million as of January 1, 2022, is based on each qualifying award's grant date fair value rather than the award's to-be-determined exercise date intrinsic value (or vesting date fair value). For awards exercised (or vested for RSUs) during our fiscal year ended January 1, 2022, the difference between the grant date fair value and the exercise or vest date intrinsic value totaled $30.3 million. If the share price for our common stock were to depreciate for a sustained period of time, we could be required to recognize a tax shortfall. Such shortfalls could have a material effect on our cash flows and financial results. See NOTE 8—Share-based Awards and NOTE 10—Income Taxes, for additional information.
Income Taxes — Income taxes are accounted for using an asset and liability approach that requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events are considered, other than changes in the tax law. A valuation allowance is established, when necessary, to reduce net deferred income tax assets to the amount expected to be realized. We have not recorded any valuation allowances against our deferred income tax balances for the fiscal years ended January 1, 2022 and January 2, 2021. Significant items comprising our future tax benefits and liabilities (deferred tax assets and liabilities) include net operating losses, depreciation and amortization, goodwill, intangible assets, lease liability obligations and right-of-use assets.
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
We had 411, 375 and 342 stores operated by IOs as of January 1, 2022, January 2, 2021 and December 28, 2019, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO may select a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. IOs are required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $3.0 billion, $3.1 billion, and $2.5 billion for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively. We, in turn, pay IOs a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions were expensed and included in SG&A. IO commissions were $463.8 million, $469.3 million, and $382.8 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively. IO commissions of $9.1 million and $6.0 million were included in accrued expenses as of January 1, 2022 and January 2, 2021, respectively.

IOs may fund their initial store investment from existing capital, a third-party loan or most commonly through a loan from us, as further discussed in NOTE 2—Independent Operator Notes and Independent Operator Receivables. As collateral for IO obligations and performance, the Operator Agreements grant us the security interests in the assets owned by the IOs related to the respective store. Since the total investment at risk associated with each IO is not sufficient to permit each IO to finance its activities without additional subordinated financial support, the IOs are VIEs which we have variable interests in. To determine if we are the primary beneficiary of these VIEs, we evaluate whether we have (i) the power to direct the activities that most significantly impact the IO's economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the IO that could potentially be significant to the IO. Our evaluation includes identification of significant activities and an assessment of its ability to direct those activities.
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
Our maximum exposure to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $40.6 million and $41.0 million as of January 1, 2022 and January 2, 2021, respectively. See NOTE 2—Independent Operator Notes and Independent Operator Receivables, for additional information.
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
Recently Adopted Accounting Standards
ASU No. 2019-12 —In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies accounting guidance for certain tax matters including franchise taxes, certain transactions that result in a step-up in tax basis of goodwill, and enacted changes in tax laws in interim periods. In addition, it eliminates a company's need to evaluate certain exceptions relating to the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2019-12 beginning in the first quarter of fiscal 2021. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
No recently issued accounting pronouncements are expected to have a material effect on our consolidated financial statements.

NOTE 2—Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes are payable on demand and typically bear interest at rates between 3.00% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $0.5 million and $0.4 million as of January 1, 2022 and January 2, 2021, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of January 1, 2022 or January 2, 2021. Notes and receivables from our IOs participating in our TCAP, as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
The allowance is estimated using an expected loss framework, which includes information about past events, current conditions, and reasonable and supportable forecasts that impact the collectibility of the reported amounts of the assets over their lifetime. The allowance is evaluated on a collective basis for assets with shared risk characteristics and credit quality indicators. The primary shared risk characteristic and credit quality indicator pools that we use as a basis for collective evaluation include:
•TCAP — Includes the notes and receivables from IOs with stores that have been open for more than 18 months that are participating in our Temporary Commission Adjustment Program ("TCAP") as of the end of each reporting period. TCAP allows us to provide a greater commission to participating IOs who require assistance in meeting their working capital needs for various reasons, such as new or increased competition or differences in IO skills and experience.
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
Amounts due from IOs and the related allowances as of January 1, 2022 and January 2, 2021 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
January 1, 2022
Independent operator notes	$34,221	$(811)	$(10,506)	$22,904	$1,388	$21,516
Independent operator receivables	6,426	(595)	—	5,831	5,831	—
Total	$40,647	$(1,406)	$(10,506)	$28,735	$7,219	$21,516

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
January 2, 2021
Independent operator notes	$37,238	$(514)	$(7,124)	$29,600	$2,160	$27,440
Independent operator receivables	3,754	(471)	—	3,283	3,283	—
Total	$40,992	$(985)	$(7,124)	$32,883	$5,443	$27,440

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Beginning balance	$8,109	$10,371	$9,067
Provision for IO notes and IO receivables	4,790	(473)	2,741
Cumulative effect of accounting change	—	(439)	—
Write-off of provision for IO notes and IO receivables	(987)	(1,350)	(1,437)
Ending balance	$11,912	$8,109	$10,371

The following table presents the amortized cost basis of IO notes by year of origination and credit quality indicator as of January 1, 2022 (amounts in thousands):

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Total
TCAP	$3,182	$2,331	$1,791	$1,058	$463	$257	$9,082
Non-TCAP	5,157	3,709	3,673	2,085	881	371	15,876
New store	6,615	2,648	—	—	—	—	9,263
Total	$14,954	$8,688	$5,464	$3,143	$1,344	$628	$34,221

NOTE 3—Property and Equipment
Property and equipment as of January 1, 2022 and January 2, 2021 consisted of the following (amounts in thousands):

	Property and Equipment, At Cost	Accumulated Depreciation and Amortization	Property and Equipment, Net
January 1, 2022
Leasehold improvements	$333,053	$(92,815)	$240,238
Fixtures and equipment	396,500	(170,487)	226,013
Other	376	(295)	81
Construction in progress	33,055	—	33,055
Totals	$762,984	$(263,597)	$499,387
January 2, 2021
Leasehold improvements	$275,586	$(70,999)	$204,587
Fixtures and equipment	330,338	(134,820)	195,518
Other	376	(282)	94
Construction in progress	33,453	—	33,453
Totals	$639,753	$(206,101)	$433,652
Construction in progress is primarily composed of leasehold improvements and fixtures and equipment related to new or remodeled stores where construction had not been completed at year-end.

Depreciation expense on property and equipment for fiscal 2021, 2020 and 2019 was as follows (amounts in thousands):

	Fiscal Year Ended
Consolidated Statements of Operations and Comprehensive Income Location	January 1, 2022	January 2, 2021	December 28, 2019
Cost of sales	$1,486	$1,299	$1,210
Operating expenses	61,956	49,450	41,696
Total depreciation expense on property and equipment	$63,442	$50,749	$42,906

NOTE 4—Leases
Leases for 15 of our store locations and one warehouse location are controlled by related parties as of January 1, 2022 and January 2, 2021. See NOTE 11—Related Party Transactions, for additional information.
As of January 1, 2022, we had executed leases for 25 store locations that we had not yet taken possession of with total undiscounted future lease payments of $141.9 million and lease terms through 2039.
Based upon our initial investment in store leasehold improvements, we utilize an initial, reasonably-certain lease life of 15 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 15 years or more. Our leases do not include any material residual value guarantees or material restrictive covenants. We also have non-cancelable subleases with unrelated third parties with future minimum rental receipts as of January 1, 2022 totaling $5.3 million ending in various years through 2036, which have not been deducted from the future minimum lease payments.
The balance sheet classification of our right-of-use lease assets and lease liabilities was as follows (amounts in thousands):

Leases	Classification	January 1, 2022	January 2, 2021
Assets:
Operating lease assets	Operating right-of-use assets	$898,152	$835,397
Finance lease assets	Other assets	6,896	5,973
Total lease assets		$905,048	$841,370
Liabilities:
Current
Operating	Current lease liabilities	$49,861	$47,730
Finance	Current lease liabilities	1,275	945
Noncurrent
Operating	Long-term lease liabilities	956,104	876,329
Finance	Long-term lease liabilities	5,642	5,109
Total lease liabilities		$1,012,882	$930,113

The components of lease expense were as follows (amounts in thousands):

		Fiscal Year Ended
Lease Cost	Classification (1)	January 1, 2022	January 2, 2021	December 28, 2019
Operating lease cost	Selling, general and administrative expenses	$123,799	$112,096	$99,237
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	1,249	964	817
Interest on leased liabilities	Interest expense, net	378	376	263
Variable lease cost	Selling, general and administrative expenses	547	700	668
Sublease income	Selling, general and administrative expenses	(1,114)	(972)	(1,248)
Net lease cost		$124,859	$113,164	$99,737
_______________________
(1)Certain supply chain related lease costs herein are included in cost of sales.
Maturities of lease liabilities as of January 1, 2022 were as follows (amounts in thousands):

	Operating Leases	Finance Leases	Total
Fiscal 2022	$113,191	$1,605	$114,796
Fiscal 2023	126,143	1,503	127,646
Fiscal 2024	125,713	1,438	127,151
Fiscal 2025	124,371	1,207	125,578
Fiscal 2026	123,687	839	124,526
Thereafter	832,129	1,486	833,615
Total lease payments	1,445,234	8,078	$1,453,312
Less: Imputed interest	(439,269)	(1,161)
Present value of lease liabilities	$1,005,965	$6,917
The weighted-average lease terms and discount rates of operating and finance leases were as follows:

	January 1, 2022	January 2, 2021
Weighted-average remaining lease term:
Operating leases	11.6 years	12.0 years
Finance leases	5.8 years	6.7 years
Weighted-average discount rate:
Operating leases	6.46%	6.91%
Finance leases	5.36%	6.08%

Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$113,886	$101,245	$88,362
Operating cash flows from finance leases	$378	$378	$337
Finance cash flows from finance leases	$1,155	$821	$675
Leased assets obtained in exchange for new lease liabilities — adoption	$—	$—	$664,882
Leased assets obtained in exchange for new operating lease liabilities	$139,663	$166,018	$155,986
Leased assets obtained in exchange for new finance lease liabilities	$2,019	$883	$—

NOTE 5—Goodwill and Intangible Assets
Information regarding our goodwill and intangible assets as of January 1, 2022 was as follows (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$58,400	$(28,111)	$30,289
Computer software	34,108	(20,758)	13,350
Total finite-lived intangible assets	92,508	(48,869)	43,639
Liquor licenses	8,282	—	8,282
Total intangible assets	100,790	(48,869)	51,921
Goodwill	747,943	—	747,943
Total goodwill and intangible assets	$848,733	$(48,869)	$799,864

Information regarding our goodwill and intangible assets as of January 2, 2021 was as follows (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$58,400	$(24,218)	$34,182
Computer software	24,868	(18,368)	6,500
Total finite-lived intangible assets	83,268	(42,586)	40,682
Liquor licenses	7,544	—	7,544
Total intangible assets	90,812	(42,586)	48,226
Goodwill	747,943	—	747,943
Total goodwill and intangible assets	$838,755	$(42,586)	$796,169
Amortization expense for finite-lived intangible assets was $6.6 million, $6.5 million, and $6.7 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.

The estimated future amortization expense related to finite-lived intangible assets as of January 1, 2022 is as follows (amounts in thousands):

Fiscal 2022	$7,085
Fiscal 2023	6,771
Fiscal 2024	5,802
Fiscal 2025	4,653
Fiscal 2026	4,653
Thereafter	14,675
Total	$43,639

NOTE 6—Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	January 1, 2022	January 2, 2021
First Lien Credit Agreement:
Term loan	$460,000	$460,000
Long-term debt, gross	460,000	460,000
Less: Unamortized debt discounts and debt issuance costs	(8,532)	(10,767)
Long-term debt, net	$451,468	$449,233

First Lien Credit Agreement
GOBP Holdings, our wholly owned subsidiary, together with another of our wholly owned subsidiaries, has a first lien credit agreement (the "First Lien Credit Agreement") with a syndicate of lenders that consists of a $460.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with sub-commitments for a $35.0 million letter of credit and $20.0 million of swingline loans as of January 1, 2022. The First Lien Credit Agreement permits voluntary prepayment on borrowings without premium or penalty. Borrowings under the First Lien Credit Agreement are secured by substantially all the assets of the borrower subsidiary and its guarantors.
Term Loan
Our $460.0 million senior term loan matures on October 22, 2025 and had an interest rate of 2.85% as of January 1, 2022. Due to previous prepayments on the term loan, no further principal payment on the term loan will be due until the maturity date. The terms of the First Lien Credit Agreement include mandatory prepayment requirements on the term loan if certain conditions are met (as described in the First Lien Credit Agreement).
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

Revolving Credit Facility
As of January 1, 2022, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under the revolving credit facility. No amounts were outstanding under the revolving credit facility as of January 1, 2022 and January 2, 2021.
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
On March 19, 2020, we borrowed $90.0 million under the revolving credit facility of our First Lien Credit Agreement (the "Revolving Credit Facility Loan"), the proceeds of which were to be used as reserve funding for working capital needs as a precautionary measure in light of the economic uncertainty surrounding the COVID-19 pandemic. On May 26, 2020, we repaid the Revolving Credit Facility Loan in full. No amounts were borrowed under the Revolving Credit Facility Loan during the fiscal year ended January 1, 2022.
Debt Covenants
The First Lien Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The First Lien Credit Agreement restricts us from entering into certain types of transactions and making certain types of payments including dividends and stock repurchase and other similar distributions, with certain exceptions. Additionally, borrowing availability under the revolving credit facility under our First Lien Credit Agreement is subject to a first lien secured leverage ratio (as defined in the First Lien Credit Agreement) of 7.00 to 1.00, tested quarterly if, and only if, the aggregate principal amount outstanding and/or issued, as applicable, from the revolving facility, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the closing date) and swingline loans exceeds 35% of the total amount of the revolving credit facility commitments (as defined in the First Lien Credit Agreement).
As of January 1, 2022, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of January 1, 2022 are as follows (amounts in thousands):

Fiscal 2022	$—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	460,000
Fiscal 2026	—
Thereafter	—
Total	$460,000
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Interest on loans	$13,930	$18,950	$45,084
Amortization of debt issuance costs and debt discounts	2,511	2,452	2,542
Interest on finance leases	378	376	263
Other	66	32	51
Interest income	(1,321)	(1,767)	(2,013)
Interest expense, net	$15,564	$20,043	$45,927

Debt Extinguishment and Modification Costs
Debt extinguishment and modification costs consisted of the following (amounts in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Write-off of debt issuance costs	$—	$74	$4,110
Debt modification costs	—	124	150
Write off of debt discounts	—	—	1,374
Debt extinguishment and modification costs	$—	$198	$5,634

NOTE 7—Stockholders' Equity
As of January 1, 2022, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.001 per share.
Common Stock
Holders of our common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. The holders of our common stock do not have cumulative voting rights in the election of directors.
Preferred Stock
We did not have any shares of preferred stock issued or outstanding as of January 1, 2022. Our Board of Directors has the authority to issue shares of preferred stock from time to time on terms it may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof as the board of directors may from time to time determine, which could affect the relative voting power or other rights of the holders of our common stock. The issuance of preferred stock could have the effect of decreasing the trading price of our common stock, restricting dividends on the common stock, diluting the voting power of our common stock, or subordinating the liquidation rights of the common stock.
Dividend Rights
Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders or one or more outstanding series of our preferred stock.
Initial Public Offering
In June 2019, we completed an initial public offering ("IPO") of 19,765,625 shares of our common stock at a public offering price of $22.00 per share for net proceeds of $407.7 million, after deducting underwriting discounts and commissions of $27.1 million. We also incurred offering costs payable by us of $7.2 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters' option to purchase additional shares.
Our Amended and Restated Certificate of Incorporation (the "Charter") became effective in connection with the completion of the IPO on June 24, 2019. The Charter, among other things, provided that all of our outstanding shares of nonvoting common stock were automatically converted into shares of voting common stock on a one-for-one basis and that our authorized capital stock consisted of 500,000,000 shares of common stock, and 50,000,000 shares of preferred stock, par value $0.001 per share. Our bylaws were also amended and restated as of June 24, 2019. Additionally, upon the closing of the IPO, we redeemed all of our outstanding preferred stock for an aggregate of $1.00.
On June 24, 2019, we used the net proceeds from the IPO to repay $150.0 million in principal on the outstanding term loan under our second lien credit agreement, dated as of October 22, 2018 (as amended, the "Second Lien Credit Agreement"), as well as accrued and unpaid interest as of that date of $3.6 million, and terminated the Second Lien Credit Agreement. In addition, using the remainder of net proceeds, together with excess cash on hand, we prepaid a portion of our outstanding senior secured term loan under our First Lien Credit Agreement (as defined below) totaling $248.0 million plus accrued interest of $3.8 million. On October 23, 2019, we prepaid an additional $15.0 million of principal on the senior secured term loan under the First Lien Credit Agreement.
Secondary Public Offerings
On October 8, 2019, certain of our selling stockholders completed a secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.1 million, which we recognized in selling, general and administrative expenses ("SG&A") for fiscal 2019, and received $3.2 million in cash (excluding withholding taxes) in connection with the exercise of 451,470 options by certain stockholders participating in this secondary public offering.
On February 3, 2020, certain selling stockholders completed an additional secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred offering costs of $1.1 million, which we recognized in SG&A during fiscal 2020. We received $1.4 million in cash (excluding withholding taxes) in connection with the exercise of 191,470 options by certain stockholders participating in this secondary public offering.
On April 27, 2020, certain of our selling stockholders completed another secondary public offering of shares of our common stock. We did not receive any of the proceeds from the sale of these shares by the selling stockholders. We incurred related offering costs of $1.0 million which we recognized in SG&A during fiscal 2020. We received $1.6 million in cash (excluding withholding taxes) in connection with the exercise of 269,000 options by certain stockholders participating in this secondary public offering.
On May 28, 2020, the stockholder affiliated with our former private equity sponsor, Hellman and Friedman LLC (the "H&F Investor"), distributed the remainder of its holdings representing 9.6 million shares of our common stock to its equity holders. We did not receive any proceeds or incur any material costs related to this distribution.
Share Repurchase Program
In November 2021, our Board of Directors approved a share repurchase program. This program, effective November 5, 2021 and without an expiration date, authorized us to repurchase up to $100.0 million of our outstanding common stock utilizing a variety of methods including open market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and under a Rule 10b5-1 plan (which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws). During the fiscal year ended January 1, 2022, we did not purchase any of our equity securities. As of January 1, 2022, we had $100.0 million of repurchase authority remaining under the share repurchase program.
NOTE 8—Share-based Awards
Share-based Incentive Plans
The Globe Holding Corp. 2014 Stock Incentive Plan (the "2014 Plan") became effective on October 21, 2014. Under the 2014 Plan, we granted stock options and RSUs to purchase shares of our common stock. Effective as of June 19, 2019, we terminated the 2014 Plan and as a result no further equity awards may be issued under the 2014 Plan. Any outstanding awards granted under the 2014 Plan will remain subject to the terms of the 2014 Plan and the applicable equity award agreements.
On June 4, 2019, our Board of Directors and stockholders approved the Grocery Outlet Holding Corp. 2019 Incentive Plan (the "2019 Plan"). A total of 4,597,862 shares of common stock were reserved for issuance under the 2019 Plan at that time. In addition, on the first day of each fiscal year beginning in fiscal 2020 and ending in fiscal 2029, the 2019 Plan provides for an annual automatic increase of the shares reserved for issuance in an amount equal to the positive difference between (i) 4% of the "outstanding common stock" (as defined in the 2019 Plan) on the last day of the immediately preceding fiscal year and (ii) the plan share reserve on the last day of the immediately preceding fiscal year, or a lesser number as determined by our Board of Directors. As of January 1, 2022, there were a total of 6,048,252 shares of common stock reserved for issuance under the 2019 Plan, which includes 501,845 shares added effective January 3, 2021 per the above noted annual automatic increase. As of January 1, 2022, there were 3,330,247 remaining shares available for issuance of new equity awards under the 2019 Plan.
Long-term incentive programs ("LTIPs") under the 2019 Plan consist of time-based RSUs and PSUs. RSUs granted under the LTIPs generally vest over one to three years. Half of the total PSUs granted under the LTIPs will vest upon the achievement of certain revenue-based performance targets ("Tranche I PSUs") and half will vest upon the achievement of certain adjusted EBITDA-based performance targets ("Tranche II PSUs") as determined by the Compensation Committee following the last day of a three-year performance period. The number of PSUs ultimately earned will equal the number of

Tranche I and Tranche II PSUs granted multiplied by the applicable percentage of actual revenue and adjusted-EBITDA performance target levels achieved, and can range from 0% to 200% of the number of PSUs granted.
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
The respective valuation methods resulted in weighted-average grant date fair values for time-based stock options, performance-based stock options, RSUs, and PSUs granted during fiscal 2021, 2020 and 2019 as follows:

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Time-based stock options	N/A	N/A	$7.61
Performance-based stock options	N/A	N/A	$5.78
RSUs	$28.70	$37.07	$27.13
PSUs	$35.45	$36.90	N/A
We did not award any time-based or performance-based stock options during fiscal 2021 and 2020. The grant date fair value of time-based stock options awarded during fiscal 2019 was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

Exercise price	$21.66
Volatility	30.2%
Risk-free interest rate	1.9%
Dividend yield	—%
Expected term (in years)	6.8

Grant Activity
The following table summarizes stock option activity under all equity incentive plans during fiscal 2021, 2020 and 2019:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 29, 2018	5,798,375	$7.53	5,795,330	$4.40
Granted	1,363,822	21.66	99,788	17.29
Exercised	(817,051)	7.21	—	—
Forfeitures	(101,479)	12.72	(117,997)	7.15
Options outstanding as of December 28, 2019	6,243,667	$10.57	5,777,121	$4.57
Granted	—	—	—	—
Exercised	(2,326,219)	7.29	(3,438,470)	4.55
Forfeitures	(52,676)	20.63	(13,071)	16.47
Options outstanding as of January 2, 2021	3,864,772	$12.42	2,325,580	$4.54
Granted	—	—	—	—
Exercised	(538,307)	7.77	(629,386)	4.41
Forfeitures	(191,324)	19.77	—	—
Options outstanding as of January 1, 2022	3,135,141	$12.77	1,696,194	$4.58
Options vested and exercisable as of January 1, 2022	1,896,260	$7.59	1,696,194	$4.58
The total intrinsic value of time-based stock options exercised was $15.5 million, $68.7 million and $20.8 million for fiscal 2021, 2020 and 2019, respectively. Intrinsic value represents the difference between the current fair value of the underlying stock and the exercise price of the stock option.
The following table summarizes RSU activity under all equity incentive plans during fiscal 2021, 2020 and 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 29, 2018	80,820	$8.80
Granted	195,135	27.13
Vested	(76,841)	18.06
Forfeitures	(8,242)	30.03
Unvested balance as of December 28, 2019	190,872	$22.89
Granted	277,496	37.07
Vested	(115,030)	19.74
Forfeitures	(11,496)	31.78
Unvested balance as of January 2, 2021	341,842	$35.16
Granted	669,546	28.70
Vested	(110,956)	34.64
Forfeitures	(63,936)	34.05
Unvested balance as of January 1, 2022	836,496	$30.14

The following table summarizes PSU activity under the 2019 Plan during fiscal 2021 and 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 28, 2019	—	$—
Granted (1)	272,640	36.90
Adjustment for expected performance achievement (2)	135,821	36.90
Vested	—	—
Forfeitures	(999)	36.88
Unvested balance as of January 2, 2021	407,462	$36.90
Granted (1)	319,606	35.45
Adjustment for expected performance achievement (2)	(91,332)	35.45
Vested	—	—
Forfeitures	(59,011)	36.52
Unvested balance as of January 1, 2022 (3)	576,725	$36.36
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the adjustment to previously granted PSUs based on performance expectations as of the end of each respective reporting period.
(3)An additional 516,976 PSUs could potentially be included if the maximum performance level of 200% is reached for all PSUs outstanding as of January 1, 2022.
Share-Based Compensation Expense
We recognize compensation expense for stock options, RSUs, and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable.
Share-based compensation expense consisted of the following (amounts in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Time-based stock options	$2,030	$2,941	$25,740
Performance-based stock options	—	26,079	—
RSUs	8,488	4,978	2,054
PSUs	6,911	3,652	—
Dividends (1)	186	434	3,645
Share-based compensation expense	$17,615	$38,084	$31,439
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016.
Share-based compensation expense qualifying for capitalization was insignificant for each of the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019. Accordingly, no share-based compensation expense was capitalized during these years.

Time-Based Stock Options
We did not record compensation expense for time-based stock option grants prior to the closing of our IPO in June of fiscal 2019 because such time-based options were subject to a post-termination repurchase right by us until certain contingent events such as involuntary termination, a change in control, or an initial public offering occurred, and such contingent events were not deemed probable during fiscal 2018 or any other fiscal period prior to our IPO. As a result of this repurchase right feature, other than in limited circumstances, stock issued upon the exercise of these options could be repurchased at our discretion at the lower of fair value or the applicable exercise price. The repurchase right feature lapsed upon the closing of our IPO on June 24, 2019 (the "IPO closing date"). Subsequent to the IPO closing date, we recognized share-based compensation expense for prior service completed as of the IPO closing date and began recognizing the remaining unamortized share-based compensation expense related to these outstanding time-based stock options over the remaining service period.
Unamortized compensation cost related to unvested time-based options was $3.4 million as of January 1, 2022, $3.1 million of which related to time-based stock options granted at the time of our IPO. The $3.4 million of unamortized compensation cost is expected to be amortized over a weighted average period of approximately 1.5 years.
Performance-Based Stock Options
We did not record compensation expense for performance-based stock options during the fiscal year ended December 28, 2019 because the performance criteria of such awards had not been achieved and the ultimate vesting of the awards was not considered probable as of such dates. On February 3, 2020 and April 27, 2020, certain selling stockholders completed secondary public offerings of shares of our common stock. In conjunction with these secondary offerings, certain performance criteria were achieved resulting in the vesting of 4.1 million and 1.7 million performance-based stock options, respectively, and the recognition of $18.5 million and $7.6 million, respectively, of share-based compensation expense associated with the vesting of these performance-based stock options. As of January 2, 2021, all outstanding performance-based stock options were fully vested and fully expensed and, as such, we did not record compensation expense for performance-based stock options during the fiscal year ended January 1, 2022.
Time-Based RSUs
Unamortized compensation expense for RSUs was $16.9 million as of January 1, 2022, which is expected to be amortized over a weighted average period of approximately 1.6 years.
Performance-Based RSUs
There was no share-based compensation expense for PSUs held by employees recognized for the fiscal year ended December 28, 2019 as PSUs only began being granted during fiscal 2020. Unamortized compensation cost related to the expected level of achievement of unvested PSUs was $10.4 million as of January 1, 2022, which is expected to be amortized over a weighted average period of approximately 1.5 years.
Dividends
For time-based stock options and RSUs that were outstanding on the dividend date of October 22, 2018 and that are expected to vest in fiscal year 2022 and beyond, we intend to make dividend payments as these time-based stock options and RSUs vest. Pursuant to the 2014 Plan, if we are unable to make those payments, we may instead elect to reduce the per share exercise price of each such time-based stock option by an amount equal to the dividend amount in lieu of making the applicable dividend payment. As such, our dividends are not considered declared and payable and are not accrued as a liability in our consolidated balance sheet as of January 1, 2022.
We paid $0.2 million, $0.4 million and $3.6 million of dividends during the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively, which were included in share-based compensation expense. Unamortized compensation cost related to future dividend payments on unvested time-based stock options and RSU share-based awards was approximately $0.2 million as of January 1, 2022.

NOTE 9—Retirement Plans
We make payments into the UFCW—Northern California Employers Joint Pension Trust Fund (the "Pension Fund") and the UFCW—Benefits Trust Fund ("Benefits Fund"), multiemployer pension and welfare trusts, established for the benefit of union employees at two company operated stores under the terms of a collective bargaining agreement. We currently operate under a collective bargaining agreement that expires on September 6, 2022. Minimum contributions outside of the agreed upon contractual rates are not required for the Pension Fund. Payments into the Pension Fund were $0.6 million, $0.6 million, and $0.4 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively. We paid no surcharges to the Pension Fund.
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
The following information represents our participation in the plan for the annual period ended December 31, 2020, the latest available information from the Pension Fund. All such information is based on information we received from the plan.
The Pension Fund's Employer Identification Number and Plan Number is 946313554-001. Contributions represented less than 5% of the total contributions to the Pension Fund. Under the provisions of the Pension Protection Act (PPA) zone status, the Fund was in critical status during the plan year. Among other factors, generally, plans in critical status are less than 65 percent funded. In an effort to improve the Plan's funding situation, the trustees adopted a rehabilitation plan on July 8, 2010. The rehabilitation plan changes the benefits for participants who retire and commence a pension on or after January 1, 2012, and changes future benefit accruals earned on or after January 1, 2012. Except in limited circumstances, the pensions of participants and beneficiaries whose pension effective date is before January 1, 2012, are not affected.
The Benefits Fund provides medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees. The majority of our contributions cover active employees and as such, may not constitute contributions to a postretirement benefit plan. However, we are unable to separate contribution amounts to the postretirement benefit part of the plan from contribution amounts paid to the active employee part of the plan. Payments into the Benefits Fund were $1.4 million, $1.4 million, and $1.2 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.
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
We expensed $1.5 million, $6.1 million and $4.4 million for contributions to the two plans described above in (a) and (b) for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.
c.A 401(k) retirement plan for warehouse employees, which is available to those employees who meet certain service criteria
d.A 401(k) retirement plan for administrative personnel, which is available to those employees who meet certain service criteria.
e.We are not obligated to match any employee contributions for the 401(k) retirement plans. However, for certain employees who meet certain service criteria, we have a 401(k) retirement plan under which we will match employee contributions at a rate of 35% of each participating employee's contributions, not to exceed 6% of wages. We expensed an insignificant amount for contributions to this plan for each of the fiscal years ending January 1, 2022, January 2, 2021, and December 28, 2019, respectively.

NOTE 10—Income Taxes
Components of income tax expense (benefit)
Income before income taxes consisted entirely of income from domestic operations of $77.5 million, $87.1 million, and $16.8 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.
The components of income tax expense (benefit) consisted of the following (amounts in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Current:
Federal	$—	$(285)	$52
State	2,247	284	439
Total current	2,247	(1)	491
Deferred:
Federal	10,838	(14,682)	247
State	2,106	(4,896)	625
Total deferred	12,944	(19,578)	872
Income tax expense (benefit)	$15,191	$(19,579)	$1,363
Statutory rate reconciliation
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Taxes at federal statutory rates	21.0%	21.0%	21.0%
State income taxes net of federal benefit	4.7%	(4.2)%	5.2%
Excess federal tax benefits from exercise and vest of share-based awards	(8.2)%	(40.3)%	(21.4)%
Return to provision	1.9%	—%	—%
Other	0.2%	1.0%	3.3%
Effective income tax rate	19.6%	(22.5)%	8.1%

Deferred income taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred tax assets and liabilities were as follows (amounts in thousands):

	January 1, 2022	January 2, 2021
Deferred tax assets:
Accrued compensation	$1,274	$6,362
Share-based compensation expense	10,903	8,891
Inventory	5,135	4,594
Transaction costs	964	1,152
Lease liability obligation	279,541	258,093
Net operating loss and other carryforwards	52,951	58,596
Reserves and allowances	4,446	3,092
Other	4,510	4,194
Total deferred tax assets	359,724	344,974
Deferred tax liabilities:
Prepaid expenses	(1,391)	(1,096)
Depreciation and amortization	(71,114)	(64,814)
Intangible assets	(7,142)	(7,802)
Right-of-use assets	(249,545)	(234,022)
Goodwill	(37,976)	(32,691)
Debt transaction costs	(1,972)	(1,020)
Total deferred tax liabilities	(369,140)	(341,445)
Net deferred tax assets (liabilities)	$(9,416)	$3,529
We have net operating loss carryforwards of $220.2 million for federal income tax purposes, of which $77.0 million expires beginning in 2032 and $143.2 million carries forward indefinitely. There are also net operating loss carryforwards of $72.4 million for state income tax purposes, which begin to expire in 2029. Certain tax attributes, which begin to expire in 2031, are subject to an annual limitation as a result of our acquisition of GOBP Holdings, our wholly owned subsidiary, which constitutes a change in ownership as defined under Internal Revenue Code Section 382. Based on our analysis, our projected net operating losses to be utilized in future years will not be affected by this annual limitation.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective positive evidence was the cumulative income incurred over the three-year period ended January 1, 2022. Based on our current assessment, we anticipate it is more likely than not that we will generate sufficient taxable income to realize all of our material deferred tax assets. As such we did not record a valuation allowance against these material deferred tax assets as of January 1, 2022.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our consolidated balance sheets. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations and comprehensive income, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of January 1, 2022 and January 2, 2021, respectively, and do not anticipate any changes to our uncertain tax positions within the next 12 months.
We are subject to taxation in the United States and various state jurisdictions. As of January 1, 2022, our tax returns remain open to examination by the tax authorities for tax years 2011 to 2021 for U.S. federal and for various state jurisdictions.

NOTE 11—Related Party Transactions
Related Party Leases
As of January 1, 2022 and January 2, 2021, we leased 15 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chief Executive Officer, and MacGregor Read, Jr., Vice Chairman of our Board of Directors, or their respective families, had a direct or indirect material interest. As of January 1, 2022, the right-of-use assets and lease liabilities related to these properties was $36.9 million and $41.6 million, respectively. As of January 2, 2021, the right-of-use assets and lease liabilities related to these properties was $39.8 million and $44.3 million, respectively. Affiliated entities received aggregate lease payments from us of $6.1 million, $6.0 million, and $6.1 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $40.6 million and $41.0 million as of January 1, 2022 and January 2, 2021, respectively. See NOTE 2—Independent Operator Notes and Independent Operator Receivables, for additional information.

NOTE 12—Commitments and Contingencies
We are involved from time to time in claims, proceedings, and litigation arising in the normal course of business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows.

NOTE 13—Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Numerator
Net income and comprehensive income	$62,310	$106,713	$15,419
Denominator
Weighted-average shares outstanding - basic	95,725	91,818	79,044
Effect of dilutive options	3,564	6,538	2,777
Effect of dilutive RSUs	129	96	42
Weighted-average shares outstanding - diluted (1) (2)	99,418	98,452	81,863
Earnings per share:
Basic	$0.65	$1.16	$0.20
Diluted	$0.63	$1.08	$0.19
_______________________
(1)The diluted weighted-average shares outstanding for the fiscal year ended December 28, 2019 did not include performance-based stock options because the requisite performance criteria of such stock options had not been achieved as of that date.
On February 3, 2020, in conjunction with a secondary offering, certain performance criteria were achieved resulting in the vesting of 4.1 million performance-based stock options, and accordingly, these vested performance-based stock options are included in the diluted weighted-average shares outstanding for fiscal year 2020.
On April 27, 2020 in conjunction with an additional secondary offering, certain performance criteria were achieved resulting in the vesting of the remaining 1.7 million unvested performance-based stock options, and accordingly, these vested performance-based stock options are included in the diluted weighted-average shares outstanding for fiscal year 2020. See NOTE 8—Share-based Awards, for additional information.
(2)We are required to include in diluted weighted-average shares outstanding contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. No PSUs were included in diluted weighted-average shares outstanding for fiscal years 2021 and 2020.

The following weighted-average common share equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
RSUs	11	3,239	50
Time-based stock options	—	—	682
Total	11	3,239	732

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 1, 2022.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Rule 13a-15(f) of the Exchange Act. The Company's management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, the Company's management has concluded that, as of January 1, 2022, the Company's internal control over financial reporting is effective.
The Company's internal control over financial reporting as of January 1, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is set forth below.
Changes in Internal Control over Financial Reporting
During the quarter ended January 1, 2022, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Grocery Outlet Holding Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Grocery Outlet Holding Corp. and subsidiaries (the "Company") as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 1, 2022, of the Company and our report dated March 2, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 2, 2022

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference from sections entitled "Corporate Governance and Board Matters," "Proposals for Consideration and the Annual Meeting – Proposal 1 – Election of Directors" and "Additional Information" in our definitive Proxy Statement related to the 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement") to be filed with the SEC within 120 days of our fiscal year ended January 1, 2022 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from sections entitled "Compensation Discussion and Analysis," "Named Executive Officer Compensation Tables," "Corporate Governance and Board Matters - Board of Directors – Director Compensation," "Corporate Governance and Board Matters – Board of Directors – Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our 2022 Proxy Statement. However, the Compensation Committee Report included in such 2022 Proxy Statement shall not be deemed "filed" with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included under the sections entitled "Security Ownership of Certain Beneficial Owners and Management," and "Securities Authorized for Issuance Under Equity Compensation Plans," in each case in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the sections entitled "Certain Relationships and Related Party Transactions," and "Corporate Governance and Board Matters – Board of Directors – Director Independence," in each case in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is included under the sections entitled "Corporate Governance and Board Matters – Board of Directors," and "Proposals for Consideration and the Annual Meeting – Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm" in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at "Item 8. Financial Statements and Supplementary Data."
2. Financial Statement Schedules

See Schedule I—Condensed Financial Information of Registrant (Parent Company Only) beginning on page 101 herein.
All other schedules have been omitted because they are either not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is included elsewhere in this Annual Report on Form 10-K.
3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.2
4.1	Form of Stock Certificate for Common Stock	S-1/A	333-231428	6/10/2019	4.1
4.2	Amended and Restated Stockholders Agreement by and among Grocery Outlet Holding Corp. and the other parties named therein	10-K	001-38950	3/25/2020	4.2
4.3	Description of Grocery Outlet Holding Corp.'s Securities	10-K	001-38950	3/2/2021	4.3
10.1	Incremental Agreement, dated as of January 24, 2020, among GOBP Holdings, Inc., Globe Intermediate Corp., certain subsidiaries of GOBP Holdings, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent	8-K	001-38950	1/24/2020	10.1
10.2	Incremental Agreement, dated as of July 23, 2019, among GOBP Holdings, Inc., Globe Intermediate Corp., certain subsidiaries of GOBP Holdings, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent	8-K	001-38950	7/25/2019	10.1
10.3	First Lien Credit Agreement, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the lenders from time to time party thereto and the letter of credit issuers from time to time party thereto	S-1/A	333-231428	5/22/2019	10.1
10.4	First Lien Security Agreement, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., the subsidiaries of GOBP Holdings, Inc. from time to time party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.2
10.5	First Lien Pledge Agreement, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., the subsidiaries of GOBP Holdings, Inc. from time to time party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.3
10.6	First Lien Copyright Security Agreement, dated as of October 22, 2018, between Grocery Outlet, Inc. and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.4

10.7	First Lien Trademark Security Agreement, dated as of October 22, 2018, between Grocery Outlet, Inc. and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.5
10.8	First Lien Guarantee, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., the subsidiaries of GOBP Holdings, Inc. from time to time party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.6
10.9†	Globe Holding Corp. 2014 Stock Incentive Plan	S-1/A	333-231428	5/22/2019	10.13
10.10†	Amended and Restated Performance Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Eric J. Lindberg, Jr., S. MacGregor Read, Jr.), dated October 21, 2014	S-1/A	333-231428	5/22/2019	10.14
10.11†	Amended and Restated Time Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Eric J. Lindberg, Jr., S. MacGregor Read, Jr.), dated October 21, 2014	S-1/A	333-231428	5/22/2019	10.15
10.12†	Form of Performance Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Charles C. Bracher, Robert Joseph Sheedy, Jr., Steven K. Wilson)	S-1/A	333-231428	5/22/2019	10.16
10.13†	Form of Time Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Charles C. Bracher, Robert Joseph Sheedy, Jr., Steven K. Wilson)	S-1/A	333-231428	5/22/2019	10.17
10.14†	Grocery Outlet Holding Corp. 2019 Incentive Plan	S-1/A	333-231428	6/10/2019	10.18
10.15†	Form of Nonqualified Option Grant and Award Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan)	S-1/A	333-231428	6/10/2019	10.19
10.16†	2020 Form of Restricted Stock Unit Grant and Award Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan)	S-1/A	333-231428	6/10/2019	10.20
10.17†	Grocery Outlet Inc. 2019 Annual Incentive Plan	S-1/A	333-231428	6/10/2019	10.21
10.18†	Amended and Restated Executive Employment Agreement by and between Eric J. Lindberg, Jr., Grocery Outlet Inc. and Globe Holding Corp., dated October 7, 2014	S-1/A	333-231428	5/22/2019	10.22
10.19†	Form of Indemnification Agreement between Grocery Outlet Holding Corp. and directors and executive officers of Grocery Outlet Holding Corp.	S-1/A	333-231428	6/10/2019	10.31
10.20†	Transition Agreement, dated January 7, 2020, by and between Grocery Outlet Holding Corp. and S. MacGregor Read, Jr.	8-K	001-38950	1/7/2020	10.1
10.21†	Grocery Outlet Holding Corp. Directors Deferral Plan	10-Q	001-38950	11/10/2020	10.1
10.22†	Grocery Outlet Holding Corp. Executive Severance Plan	10-Q	001-38950	11/10/2020	10.2
10.23†	2020 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-Q	001-38950	5/12/2020	10.3
10.24†	2021 Form of Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-K	001-38950	3/2/2021	10.32
10.25†	2021 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-K	001-38950	3/2/2021	10.33
10.26†	Form of Restricted Stock Unit Grant and Agreement for Non-Employee Directors (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective February 2021)	10-K	001-38950	3/2/2021	10.34
10.27†	Employment Offer Letter by and between Heather L. Mayo and the Company dated August 29, 2019 Employment Offer Letter by and between Heather L. Mayo and the Company dated August 29, 2019	10-Q	001-38950	5/12/2021	10.1
10.28†	Transition, Separation Agreement, and General Release of all Claims, dated as of December 13, 2021, by and between Grocery Outlet, Inc. and Heather Mayo	8-K	001-38950	12/15/2021	10.1
10.29†*	Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective October 2021)

10.30†*	Form of Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective October 2021)
10.31†*	Non-Employee Director Compensation Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte and Touche LLP
24.1*	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)
GROCERY OUTLET HOLDING CORP.
INDEX TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Schedule I—Condensed Financial Information of Registrant
GROCERY OUTLET HOLDING CORP.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

	January 1, 2022	January 2, 2021
Assets
Investment in wholly owned subsidiary	$1,011,033	$923,816
Total assets	$1,011,033	$923,816
Liabilities and Stockholders' Equity
Intercompany payable	$1,761	$1,509
Total liabilities	1,761	1,509
Stockholders' equity:
Capital stock:
Voting common stock, par value $0.001 per share, 500,000,000 shares authorized; 96,144,433 and 94,854,336 shares issued and outstanding, respectively	96	95
Series A Preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	811,701	787,047
Retained earnings	197,475	135,165
Total stockholders' equity	1,009,272	922,307
Total liabilities and stockholders' equity	$1,011,033	$923,816
See Notes to Condensed Financial Statements (Parent Company Only)

Schedule I—Condensed Financial Information of Registrant
GROCERY OUTLET HOLDING CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Operating expenses	$251	$265	$273
Operating loss	(251)	(265)	(273)
Loss before equity in net income of subsidiary	(251)	(265)	(273)
Equity in net income of subsidiary, net of tax	62,561	106,978	15,692
Net income and comprehensive income	$62,310	$106,713	$15,419
See Notes to Condensed Financial Statements (Parent Company Only)

Schedule I—Condensed Financial Information of Registrant
GROCERY OUTLET HOLDING CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash flows from operating activities:
Net income	$62,310	$106,713	$15,419
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiary	(62,561)	(106,978)	(15,692)
Changes in operating assets and liabilities:
Other current assets	—	—	497
Net cash provided by (used in) operating activities	(251)	(265)	224
Cash flows from investing activities:
Investment in subsidiary	(7,226)	(32,121)	(402,050)
Net cash used in investing activities	(7,226)	(32,121)	(402,050)
Cash flows from financing activities:
Intercompany payables	251	265	(409)
Proceeds from initial public offering, net of underwriting discounts	—	—	407,666
Proceeds from exercise of share-based compensation awards	7,226	32,604	4,444
Payments related to net settlement of share-based compensation awards	—	(483)	(2,813)
Other direct costs paid related to the initial public offering	—	—	(7,062)
Net cash provided by financing activities	7,477	32,386	401,826
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
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
The Parent Company was incorporated in Delaware on September 11, 2014 and became the ultimate parent of GOI on October 7, 2014. The Parent Company has no operations or significant assets or liabilities other than its investment in Intermediate. Accordingly, the Parent Company is dependent upon distributions from Intermediate to fund its limited, non-significant operating expenses. However, GOBP Holdings' and GOI's ability to pay dividends or lend to Intermediate or the Parent Company is limited under the terms of various debt agreements.
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
NOTE 3—Initial Public Offering and Secondary Offerings
In June 2019, we completed an initial public offering ("IPO") of 19,765,625 shares of our common stock at a public offering price of $22.00 per share for net proceeds of $407.7 million, after deducting underwriting discounts and commissions of $27.1 million. We also incurred offering costs payable by us of $7.2 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters' option to purchase additional shares.
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

Grocery Outlet Holding Corp.

Date:	March 2, 2022	By:	/s/ Eric J. Lindberg, Jr.
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

Signature	Title	Date

/s/ Eric J. Lindberg, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2022
Eric J. Lindberg, Jr.

/s/ Charles C. Bracher	Chief Financial Officer (Principal Financial Officer)	March 2, 2022
Charles C. Bracher

/s/ Lindsay E. Gray	Vice President and Corporate Controller (Principal Accounting Officer)	March 2, 2022
Lindsay E. Gray

/s/ Erik D. Ragatz	Director, Chairman of the Board	March 2, 2022
Erik D. Ragatz

/s/ S. MacGregor Read, Jr.	Director, Vice Chairman of the Board	March 2, 2022
S. MacGregor Read, Jr.

/s/ Kenneth W. Alterman	Director	March 2, 2022
Kenneth W. Alterman

/s/ John E. Bachman	Director	March 2, 2022
John E. Bachman

/s/ Mary Kay Haben	Director	March 2, 2022
Mary Kay Haben

/s/ Thomas F. Herman	Director	March 2, 2022
Thomas F. Herman

/s/ Carey F. Jaros	Director	March 2, 2022
Carey F. Jaros

/s/ Norman S. Matthews	Director	March 2, 2022
Norman S. Matthews

/s/ Gail Moody-Byrd	Director	March 2, 2022
Gail Moody-Byrd

/s/ Jeffrey R. York	Director	March 2, 2022
Jeffrey R. York