Form 10-Q
period 2022-04-02
Grocery Outlet Holding Corp.
filed 2022-05-11
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 5, 2022, the registrant had 96,367,403 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q" or "report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, business trends, our objectives for future operations, and the sufficiency of our cash balances, working capital and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs may constitute forward-looking statements. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the "2021 Form 10-K"), and as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"), including this report. We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	April 2, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$137,996	$140,085
Independent operator receivables and current portion of independent operator notes, net of allowance $1,616 and $1,406	8,349	7,219
Other accounts receivable, net of allowance $68 and $57	3,233	3,159
Merchandise inventories	297,394	275,502
Prepaid expenses and other current assets	14,160	16,780
Total current assets	461,132	442,745
Independent operator notes, net of allowance $10,931 and $10,506	21,566	21,516
Property and equipment, net	510,123	499,387
Operating lease right-of-use assets	905,027	898,152
Intangible assets, net	53,472	51,921
Goodwill	747,943	747,943
Other assets	7,783	8,144
Total assets	$2,707,046	$2,669,808
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$133,203	$122,110
Accrued and other current liabilities	41,973	49,025
Accrued compensation	10,299	8,450
Current lease liabilities	49,317	51,136
Income and other taxes payable	7,450	7,185
Total current liabilities	242,242	237,906
Long-term debt, net	452,026	451,468
Deferred income tax liabilities, net	13,472	9,416
Long-term lease liabilities	975,236	961,746
Total liabilities	1,682,976	1,660,536
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 96,281,188 and 96,144,433 shares issued and outstanding, respectively	96	96
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	814,925	811,701
Retained earnings	209,049	197,475
Total stockholders' equity	1,024,070	1,009,272
Total liabilities and stockholders' equity	$2,707,046	$2,669,808
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Net sales	$831,427	$752,466
Cost of sales	580,538	520,539
Gross profit	250,889	231,927
Operating expenses:
Selling, general and administrative	207,433	188,598
Depreciation and amortization	18,233	15,543
Share-based compensation	5,795	3,939
Total operating expenses	231,461	208,080
Income from operations	19,428	23,847
Other expenses:
Interest expense, net	3,682	3,906
Total other expenses	3,682	3,906
Income before income taxes	15,746	19,941
Income tax expense	4,172	1,049
Net income and comprehensive income	$11,574	$18,892
Basic earnings per share	$0.12	$0.20
Diluted earnings per share	$0.12	$0.19
Weighted average shares outstanding:
Basic	96,148	95,195
Diluted	99,434	99,570
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2022	96,144,433	$96	$811,701	$197,475	$1,009,272
Exercise and vesting of share-based awards	276,473	—	887	—	887
Share-based compensation expense	—	—	5,795	—	5,795
Repurchase of common stock	(139,718)	—	(3,451)	—	(3,451)
Dividends paid	—	—	(7)	—	(7)
Net income and comprehensive income	—	—	—	11,574	11,574
Balance as of April 2, 2022	96,281,188	$96	$814,925	$209,049	$1,024,070
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of January 2, 2021	94,854,336	$95	$787,047	$135,165	$922,307
Exercise and vesting of share-based awards	647,137	1	2,952	—	2,953
Share-based compensation expense	—	—	3,939	—	3,939
Repurchase of common stock	—	—	—	—	—
Dividends paid	—	—	(5)	—	(5)
Net income and comprehensive income	—	—	—	18,892	18,892
Balance as of April 3, 2021	95,501,473	$96	$793,933	$154,057	$948,086
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net income	$11,574	$18,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	17,120	14,221
Amortization of intangible and other assets	1,870	1,923
Amortization of debt issuance costs and discounts	628	628
Share-based compensation	5,795	3,939
Provision for accounts receivable	1,233	955
Deferred income taxes	4,056	1,029
Other	362	477
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(1,752)	2,482
Merchandise inventories	(21,892)	1,887
Prepaid expenses and other current assets	2,620	2,562
Income and other taxes payable	265	(1,194)
Trade accounts payable, accrued compensation and other liabilities	9,340	(16,458)
Changes in operating lease assets and liabilities, net	5,110	(4,930)
Net cash provided by operating activities	36,329	26,413
Cash flows from investing activities:
Advances to independent operators	(2,402)	(2,659)
Repayments of advances from independent operators	1,667	1,188
Purchases of property and equipment	(32,109)	(36,570)
Proceeds from sales of assets	29	17
Investments in intangible assets and licenses	(2,707)	(1,140)
Net cash used in investing activities	(35,522)	(39,164)
Cash flows from financing activities:
Proceeds from exercise of stock options	887	2,953
Principal payments on finance leases	(325)	(231)
Repurchase of common stock	(3,451)	—
Dividends paid	(7)	(5)
Net cash provided by (used in) financing activities	(2,896)	2,717
Net decrease in cash and cash equivalents	(2,089)	(10,034)
Cash and cash equivalents at beginning of period	140,085	105,326
Cash and cash equivalents at end of period	$137,996	$95,292
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of April 2, 2022, we had 418 stores throughout California, Washington, Oregon, Pennsylvania, Idaho, Nevada and New Jersey.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission (the "SEC") for interim reporting. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the "2021 Form 10-K"). The condensed consolidated balance sheet as of January 1, 2022 included herein has been derived from those audited consolidated financial statements.
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
Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from these estimates depending upon certain risks and uncertainties. Changes in these estimates are recorded when known.
Segment Reporting — We manage our business as one operating segment. In addition, all of our sales were made to customers located in the United States and all property and equipment is located in the United States.
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
There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of April 2, 2022 or January 1, 2022. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the 13 weeks ended April 2, 2022.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	April 2, 2022		January 1, 2022
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Term loan (Level 2)	$452,026	$457,700	$451,468	$457,700
_______________________
(1)The carrying amounts as of April 2, 2022 and January 1, 2022 are net of unamortized debt discounts of $0.9 million and $1.0 million, respectively, and debt issuance costs of $7.1 million and $7.5 million, respectively.
(2)The estimated fair value of our term loan was determined based on the average quoted bid-ask prices for the term loan in an over-the-counter market on the last trading day of the periods presented.

Revenue Recognition
Net Sales — We recognize revenue from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. For e-commerce related sales in which a third-party provides home delivery service, revenue is recognized upon delivery to the customer. Our performance obligations are satisfied upon the transfer of goods to the customer, at the point of sale, and payment from customers is also due at the time of sale. Discounts provided to customers by us are recognized at the time of sale as a reduction in net sales as the products are sold. Discounts provided by IOs are not recognized as a reduction in net sales as these are provided solely by the IO who bears the incremental costs arising from the discount. We do not accept manufacturer coupons.
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any performance obligations, or any material costs to obtain or fulfill a contract as of April 2, 2022 and January 1, 2022.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $2.9 million and $3.6 million as of April 2, 2022 and January 1, 2022, respectively. Breakage amounts were immaterial for the 13 weeks ended April 2, 2022 and April 3, 2021.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Perishable (1)	$300,842	$261,418
Non-perishable (2)	530,585	491,048
Total net sales	$831,427	$752,466
_______________________
(1)    Perishable departments include dairy and deli; produce and floral; and fresh meat and seafood.
(2)    Non-perishable departments include non-perishable grocery; general merchandise; health and beauty care; frozen foods; and beer and wine.

Variable Interest Entities — In accordance with the variable interest entities sub-section of Accounting Standards Codification ("ASC") Topic 810, Consolidation, we assess at each reporting period whether we, or any consolidated entity, are considered the primary beneficiary of a variable interest entity ("VIE") and therefore required to consolidate the financial results of the VIE in our consolidated financial statements. Determining whether to consolidate a VIE may require judgment in assessing (i) whether an entity is a VIE, and (ii) if a reporting entity is a VIE's primary beneficiary. A reporting entity is determined to be a VIE's primary beneficiary if it has the power to direct the activities that most significantly impact a VIE's economic performance and the obligation to absorb losses or rights to receive benefits that could potentially be significant to a VIE.
We had 414, 411 and 385 stores operated by IOs as of April 2, 2022, January 1, 2022 and April 3, 2021, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. IOs are required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $817.0 million and $739.6 million for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively. We, in turn, pay IOs a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions were expensed and included in SG&A. IO commissions were $122.7 million and $112.7 million for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively. IO commissions of $5.4 million and $9.1 million were included in accrued expenses as of April 2, 2022 and January 1, 2022, respectively.
IOs may fund their initial store investment from existing capital, a third-party loan or most commonly through a loan from us, as further discussed in Note 2. As collateral for IO obligations and performance, the Operator Agreements grant us the security interests in the assets owned by the IOs related to the respective store. Since the total investment at risk associated with each IO is not sufficient to permit each IO to finance its activities without additional subordinated financial support, the IOs are VIEs which we have variable interests in. To determine if we are the primary beneficiary of these VIEs, we evaluate whether we have (i) the power to direct the activities that most significantly impact the IO's economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the IO that could potentially be significant to the IO. Our evaluation includes identification of significant activities and an assessment of the IO's ability to direct those activities.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $42.5 million and $40.6 million as of April 2, 2022 and January 1, 2022, respectively. See Note 2 for additional information.
Recently Adopted Accounting Standards
No recently adopted accounting pronouncements had a material effect on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
ASU No. 2022-02 — In March 2022, the Financial Accounting Standards Board issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC Topic 310 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We will adopt ASU 2022-02 beginning in the first quarter of fiscal 2023. Aside from the disclosure changes, we do not expect the adoption of ASU 2022-02 to have a material impact on our consolidated financial statements.
Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes are payable on demand and typically bear interest at rates between 3.00% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $0.6 million and $0.5 million as of April 2, 2022 and January 1, 2022, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of April 2, 2022 or January 1, 2022. Notes and receivables from our IOs participating in our TCAP, as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from IOs and the related allowances as of April 2, 2022 and January 1, 2022 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
April 2, 2022
Independent operator notes	$34,660	$(609)	$(10,931)	$23,120	$1,554	$21,566
Independent operator receivables	7,802	(1,007)	—	6,795	6,795	—
Total	$42,462	$(1,616)	$(10,931)	$29,915	$8,349	$21,566

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
January 1, 2022
Independent operator notes	$34,221	$(811)	$(10,506)	$22,904	$1,388	$21,516
Independent operator receivables	6,426	(595)	—	5,831	5,831	—
Total	$40,647	$(1,406)	$(10,506)	$28,735	$7,219	$21,516

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Beginning balance	$11,912	$8,109
Provision for IO notes and IO receivables	1,207	900
Write-off of provision for IO notes and IO receivables	(572)	(6)
Ending Balance	$12,547	$9,003

The following table presents the amortized cost basis of IO notes by year of origination and credit quality indicator as of April 2, 2022 (amounts in thousands):

Credit Quality Indicator	2022 (YTD)	2021	2020	2019	2018	Prior	Total
TCAP	$1,425	$2,898	$3,314	$1,264	$1,021	$452	$10,374
Non-TCAP	1,592	4,331	3,719	3,201	1,643	1,201	15,687
New store	1,294	6,376	929	—	—	—	8,599
Total	$4,311	$13,605	$7,962	$4,465	$2,664	$1,653	$34,660

Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	April 2, 2022	January 1, 2022
First Lien Credit Agreement:
Term loan	$460,000	$460,000
Long-term debt, gross	460,000	460,000
Less: Unamortized debt discounts and debt issuance costs	(7,974)	(8,532)
Long-term debt, net	$452,026	$451,468
First Lien Credit Agreement
GOBP Holdings, Inc ("GOBP Holdings"), our wholly owned subsidiary, together with another of our wholly owned subsidiaries, has a first lien credit agreement (the "First Lien Credit Agreement") with a syndicate of lenders that consists of a $460.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with sub-commitments for a $35.0 million letter of credit and $20.0 million of swingline loans as of April 2, 2022. The First Lien Credit Agreement permits voluntary prepayment on borrowings without premium or penalty. Borrowings under the First Lien Credit Agreement are secured by substantially all the assets of the borrower subsidiary and its guarantors.
Term Loan
Our $460.0 million senior term loan matures on October 22, 2025, has an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, and had an effective interest rate of 3.21% as of April 2, 2022. Due to previous prepayments on the term loan, no further principal payment on the term loan will be due until the maturity date.
Revolving Credit Facility
As of April 2, 2022, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under the revolving credit facility. No amounts were outstanding under the revolving credit facility as of April 2, 2022 and January 1, 2022.
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
As of April 2, 2022, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of April 2, 2022 are as follows (amounts in thousands):

Remainder of fiscal 2022	$—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	460,000
Fiscal 2026	—
Thereafter	—
Total	$460,000
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Interest on loans	$3,531	$3,499
Amortization of debt issuance costs and debt discounts	628	628
Interest on finance leases	90	93
Other	—	3
Interest income	(567)	(317)
Interest expense, net	$3,682	$3,906

Note 4. Stockholders' Equity
Share Repurchase Program
In November 2021, our Board of Directors approved a share repurchase program. This program, effective November 5, 2021 and without an expiration date, authorized us to repurchase up to $100.0 million of our outstanding common stock utilizing a variety of methods including open-market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and under a Rule 10b5-1 plan (which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws). Any repurchased shares are constructively retired and returned to an unissued status. During the 13 weeks ended April 2, 2022, we repurchased 139,718 shares of common stock totaling $3.5 million, including commissions, at an average price of $24.70 per share in open-market transactions pursuant to a Rule 10b5-1 plan. As of April 2, 2022, we had $96.5 million of repurchase authority remaining under the share repurchase program.

Note 5. Share-based Awards
For a discussion of our share-based incentive plans, refer to NOTE 8 —Share-based Awards of our 2021 Form 10-K.
Grant Activity
The following table summarizes stock option activity under all equity incentive plans during the 13 weeks ended April 2, 2022:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of January 1, 2022	3,135,141	$12.77	1,696,194	$4.58
Exercised	(55,136)	10.90	(40,510)	5.41
Forfeitures	(26,796)	20.18	—	—
Options outstanding as of April 2, 2022	3,053,209	$12.74	1,655,684	$4.56
Options vested and exercisable as of April 2, 2022	1,863,782	$7.52	1,655,684	$4.56
The following table summarizes restricted stock unit ("RSU") activity under all equity incentive plans during the 13 weeks ended April 2, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2022	836,496	$30.14
Granted	421,326	29.04
Vested	(181,463)	35.98
Forfeitures	(43,513)	30.82
Unvested balance as of April 2, 2022	1,032,846	$28.64
The following table summarizes performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the 13 weeks ended April 2, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2022	576,725	$36.36
Granted (1)	400,774	29.03
Adjustment for expected performance achievement (2)	22,535	36.90
Forfeitures	(44,398)	35.51
Unvested balance as of April 2, 2022 (3)	955,636	$33.34
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the adjustment to previously granted PSUs based on performance expectations as of April 2, 2022.
(3)An additional 856,313 PSUs could potentially be included if the maximum performance level of 200% is reached for all PSUs outstanding as of April 2, 2022.

Share-Based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Time-based stock options	$458	$722
RSUs	3,325	1,496
PSUs	2,005	1,716
Dividends (1)	7	5
Share-based compensation expense	$5,795	$3,939
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016.

Note 6. Income Taxes
Our income tax expense and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Income tax expense	$4,172	$1,049
Effective income tax rate	26.5%	5.3%
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, the Company updates the estimated annual effective tax rate. Our effective income tax rate for the 13 weeks ended April 2, 2022 was slightly lower than the combined U.S. federal and state statutory income tax rate primarily due to excess tax benefits related to the exercise of stock options and vesting of RSUs. The increase in our effective income tax rate for the 13 weeks ended April 2, 2022 compared to the 13 weeks ended April 3, 2021 was primarily due to the reduction in discrete items related to the exercise of stock options and vesting of RSUs.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations and comprehensive income, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of April 2, 2022 and January 1, 2022, respectively, and do not anticipate any changes to our uncertain tax positions within the next 12 months.
Note 7. Related Party Transactions
Related Party Leases
As of April 2, 2022 and April 3, 2021, we leased 15 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chief Executive Officer, and MacGregor Read, Jr., Vice Chairman of our Board of Directors, or their respective families, had a direct or indirect financial interest. As of April 2, 2022, the right-of-use assets and lease liabilities related to these properties was $43.0 million and $47.7 million, respectively. As of January 1, 2022, the right-of-use assets and lease liabilities related to these properties was $36.9 million and $41.6 million, respectively. These related parties received aggregate lease payments from us of $1.6 million and $1.5 million for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $42.5 million and $40.6 million as of April 2, 2022 and January 1, 2022, respectively. See Note 2 for additional information.

Note 8. Commitments and Contingencies
We are involved from time to time in claims, proceedings and litigation arising in the normal course of business. We establish an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. We monitor those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, we do not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. If it is at least a reasonable possibility that a material loss will occur, the Company will provide disclosure regarding the contingency. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows.
Note 9. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Numerator
Net income and comprehensive income	$11,574	$18,892
Denominator
Weighted-average shares outstanding – basic	96,148	95,195
Effect of dilutive options	2,989	4,252
Effect of dilutive RSUs	297	123
Weighted-average shares outstanding – diluted (1)	99,434	99,570
Earnings per share:
Basic	$0.12	$0.20
Diluted	$0.12	$0.19
_______________________
(1)We are required to include in diluted weighted-average shares outstanding contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. No PSUs were included in diluted weighted-average shares outstanding for the 13 weeks ended April 2, 2022 and April 3, 2021.
The following weighted-average common share equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended
	April 2, 2022	April 3, 2021
RSUs	365	3

Note 10. Subsequent Event
In April 2022, we prepaid $75.0 million of principal on the senior term loan outstanding under our First Lien Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report, and the audited consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 ("2021 Form 10-K"). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other sections of this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to the first quarter of fiscal 2022 and the first quarter of fiscal 2021 refer to the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators ("IOs") run our stores and create a neighborhood feel through personalized customer service and a localized product offering. As of April 2, 2022, we had 418 stores in California, Washington, Oregon, Pennsylvania, Idaho, Nevada and New Jersey.
COVID-19
The COVID-19 pandemic has significantly impacted the U.S. and global economies, resulting in business operation slowdowns and additional expenses, changes in consumer behavior, changes in the mindset and supply of labor, and logistics and supply chain challenges. During the first quarter of fiscal 2022, many aspects of our business continued to be affected by the pandemic. For example, our IOs currently face and expect to continue to face staffing challenges and increased labor costs. We also have incurred and expect to continue to incur COVID-related expenses, including cleaning and safety costs, and supplies. The pandemic additionally continues to create logistical challenges that have increased delivery costs resulting from higher fuel costs, carrier rates and driver wages due to driver shortages, decreases in transportation capacity, and slowdowns. As a result, we have been impacted by varying levels of inflation, resulting in part from supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions, which we have not fully offset through price increases. These increased costs continued to negatively impact our cost of sales and gross margin in the first quarter of fiscal 2022, and they may continue throughout fiscal 2022. Further, planned construction and opening of new stores has been, and may continue to be, negatively impacted due to increased lead times to acquire materials such as steel, obtain permits and licenses and other related factors. Therefore, we continue to plan for lower new store growth in fiscal 2022, compared to our long-term strategic goal of 10%, including with more new stores weighted towards the second half of the year. The extent and continuing impact of the pandemic on our operational and financial performance will depend on many factors, including those outside of our control, however, we believe the flexibility of our unique buying model, our strong vendor relationships and our agile approach to inventory management will allow us to maintain healthy inventory levels, continue to offer a competitive assortment of products for our customers and to effectively operate our business.
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
First Quarter of Fiscal 2022 Overview
Key financial and operating performance results for the first quarter of fiscal 2022 were as follows:
•Net sales increased by 10.5% to $831.4 million from $752.5 million in the first quarter of fiscal 2021; comparable store sales increased by 5.2% and on a 3-year stacked basis increased 14.3%(1).

•We opened four new stores and closed one, ending the first quarter of fiscal 2022 with 418 stores in seven states.
•Net income decreased 38.7% to $11.6 million, or $0.12 per diluted share, compared to net income of $18.9 million, or $0.19 per diluted share, in the first quarter of fiscal 2021.
•Adjusted EBITDA(2) increased 0.8% to $49.3 million compared to $48.8 million in the first quarter of fiscal 2021.
•Adjusted net income(2) decreased 7.0% to $21.5 million, or $0.22 per adjusted diluted share(2), compared to $23.1 million, or $0.23 per adjusted diluted share, in the first quarter of fiscal 2021.
_______________________
(1)Comparable store sales on a 3-year stacked basis represents the sum of the increase or decrease in comparable store sales, as reported, in the first quarters of fiscal 2022, 2021 and 2020.
(2)Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share are non-GAAP financial measures, which exclude the impact of certain special items. Please note that our non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. See the "Operating Metrics and Non-GAAP Financial Measures" section below for additional information about these items, including their definitions, how management utilizes such non-GAAP financial measures and reconciliations of the non-GAAP measures and the most directly comparable GAAP measures.
Key Components of Results of Operations
Net Sales
We recognize revenues from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Discounts provided to customers by us are recognized at the time of sale as a reduction in net sales as the products are sold. Discounts that are funded solely by IOs are not recognized as a reduction in net sales as the IO bears the incidental costs arising from the discount. We do not accept manufacturer coupons. Net sales consist of net sales from comparable stores and non-comparable stores, described below under "Comparable Store Sales." Growth of our net sales is generally driven by expansion of our store base in existing and new markets as well as comparable store sales growth. Net sales are impacted by the spending habits of our customers, product mix and supply, as well as promotional and competitive activities. Our ever-changing selection of offerings across diverse product categories supports growth in net sales by attracting new customers and encouraging repeat visits from our existing customers. The spending habits of our customers are affected by changes in macroeconomic conditions, such as those experienced due to the COVID-19 pandemic, the recent invasion of Ukraine and changes in discretionary income. Our customers' discretionary income is primarily impacted by wages, fuel and other cost-of-living increases including food-at-home inflation, as well as consumer trends and preferences, which fluctuate depending on the environment. Because we offer a broad selection of merchandise at extreme values, historically our business has benefited from periods of economic uncertainty.

Cost of Sales, Gross Profit and Gross Margin
Cost of sales includes, among other things, merchandise costs, inventory markdowns, inventory losses and transportation, and distribution and warehousing costs, including depreciation. Gross profit is equal to our net sales less our cost of sales. Gross margin is gross profit as a percentage of our net sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is impacted by product mix and availability, as some products generally provide higher gross margins, and by our merchandise costs, which can vary. Gross margin is also impacted by the costs of distributing and transporting product to our stores, which can vary. Our gross profit is variable in nature and generally follows changes in net sales. While our disciplined buying approach has produced consistent gross margins throughout economic cycles, which we believe has helped to mitigate adverse impacts on gross profit and results of operations, changes in consumer demand like we experienced and continue to experience as a result of the COVID-19 pandemic, including inflationary cost increases for goods, labor and transportation, supply chain constraints and changes in discretionary income, have resulted and could continue to result in unexpected changes to our gross margins. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures of our competitors and other retailers. As a result, our gross profit and gross margin may not be comparable to similar data made available by our competitors and other retailers.
Selling, General and Administrative Expenses
SG&A expenses are comprised of both store-related expenses and corporate expenses. Our store-related expenses include commissions paid to IOs, occupancy and our portion of maintenance costs and the cost of opening new IO stores. Company-operated store-related expenses include payroll, benefits, supplies and utilities. Corporate expenses include payroll and benefits for corporate and field support, marketing and advertising, insurance and professional services and operator recruiting and training costs. SG&A generally increases as we grow our store base and invest in our corporate infrastructure. SG&A expenses related to commissions paid to IOs are variable in nature and generally increase as gross profits rise and decrease as gross profits decline. We continue to closely manage our expenses and monitor SG&A as a percentage of net sales. The components of our SG&A may not be comparable to the components of similar measures of our competitors and other retailers. We expect that our SG&A will continue to increase in future periods as we continue to grow our net sales and gross profits.
Operating Income
Operating income is gross profit less SG&A, depreciation and amortization and share-based compensation. Operating income excludes interest expense, net, gain on insurance recoveries, debt extinguishment and modification costs and income tax expense. We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Net sales	$831,427	$752,466
Cost of sales	580,538	520,539
Gross profit	250,889	231,927
Operating expenses:
Selling, general and administrative	207,433	188,598
Depreciation and amortization	18,233	15,543
Share-based compensation	5,795	3,939
Total operating expenses	231,461	208,080
Income from operations	19,428	23,847
Other expenses:
Interest expense, net	3,682	3,906
Total other expenses	3,682	3,906
Income before income taxes	15,746	19,941
Income tax expense	4,172	1,049
Net income and comprehensive income	$11,574	$18,892

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Percentage of net sales (1)
Net sales	100.0%	100.0%
Cost of sales	69.8%	69.2%
Gross profit	30.2%	30.8%
Operating expenses:
Selling, general and administrative	24.9%	25.1%
Depreciation and amortization	2.2%	2.1%
Share-based compensation	0.7%	0.5%
Total operating expenses	27.8%	27.7%
Income from operations	2.3%	3.2%
Other expenses:
Interest expense, net	0.4%	0.5%
Total other expenses	0.4%	0.5%
Income before income taxes	1.9%	2.7%
Income tax expense	0.5%	0.1%
Net income and comprehensive income	1.4%	2.5%
_______________________
(1)Components may not sum to totals due to rounding.

Operating Metrics and Non-GAAP Financial Measures
Number of New Stores
The number of new stores reflects the number of stores opened during a particular reporting period. New stores require an initial capital investment in the store build-outs, fixtures and equipment that we amortize over time as well as cash required for inventory and pre-opening expenses.
We expect new store growth to be the primary driver of our net sales growth over the long term. We lease substantially all of our store locations. Our initial lease terms on stores are typically ten years with options to renew for two or three successive five-year periods.
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
Opening new stores is a primary component of our growth strategy and, as we continue to execute on our growth strategy, we expect that a significant portion of our net sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales is only one of many measures we use to assess the success of our growth strategy.
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

The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Other Financial and Operations Data
Number of new stores	4	10
Number of stores open at end of period	418	389
Comparable store sales increase (decrease) (1)	5.2%	(8.2)%
EBITDA (2)	$38,418	$39,991
Adjusted EBITDA (2)	$49,250	$48,837
Adjusted net income (2)	$21,507	$23,124
_______________________
(1)Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following the store's opening, which is when we believe comparability is achieved.
(2)See "GAAP to Non-GAAP Reconciliations" section below for the applicable reconciliations.

GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to adjusted net income, and our GAAP earnings per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Net income	$11,574	$18,892
Interest expense, net	3,682	3,906
Income tax expense	4,172	1,049
Depreciation and amortization expenses (1)	18,990	16,144
EBITDA	38,418	39,991
Share-based compensation expenses (2)	5,795	3,939
Non-cash rent (3)	1,936	2,908
Asset impairment and gain or loss on disposition (4)	363	452
Provision for accounts receivable reserves (5)	1,233	955
Other (6)	1,505	592
Adjusted EBITDA	$49,250	$48,837

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Net income	$11,574	$18,892
Share-based compensation expenses (2)	5,795	3,939
Non-cash rent (3)	1,936	2,908
Asset impairment and gain or loss on disposition (4)	363	452
Provision for accounts receivable reserves (5)	1,233	955
Other (6)	1,505	592
Amortization of purchase accounting assets and deferred financing costs (7)	3,112	2,943
Tax adjustment to normalize effective tax rate (8)	(176)	(4,256)
Tax effect of total adjustments (9)	(3,835)	(3,301)
Adjusted net income	$21,507	$23,124

GAAP earnings per share
Basic	$0.12	$0.20
Diluted	$0.12	$0.19
Adjusted earnings per share
Basic	$0.22	$0.24
Diluted	$0.22	$0.23
Weighted average shares outstanding
Basic	96,148	95,195
Diluted	99,434	99,570
___________________________
(1)Includes depreciation related to our distribution centers, which is included within the cost of sales line item in our condensed consolidated statements of operations and comprehensive income. See Note 1 to the condensed consolidated financial statements for additional information about the components of cost of sales.
(2)Includes non-cash share-based compensation expense and cash dividends paid on vested share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016. See "Share-based Compensation Expense" in the "Comparison of the 13 weeks ended April 2, 2022 and April 3, 2021" section below for additional information.
(3)Consists of the non-cash portion of rent expense, which represents the difference between our straight-line rent expense recognized under GAAP and cash rent payments. The adjustment can vary depending on the average age of our lease portfolio.

(4)Represents impairment charges with respect to planned store closures and gains or losses on dispositions of assets in connection with store transitions to new IOs.
(5)Represents non-cash changes in reserves related to our IO notes and accounts receivable. See Note 2 to the condensed consolidated financial statements for additional information.
(6)Represents other non-recurring, non-cash or non-operational items, such as store closing costs, costs related to employer payroll taxes associated with equity awards, technology upgrade implementation costs, legal settlements and other legal expenses, certain personnel-related costs, and miscellaneous costs.
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
Comparison of the 13 weeks ended April 2, 2022 and April 3, 2021 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Net sales	$831,427	$752,466	$78,961	10.5%
The increase in net sales for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 was attributable to non-comparable store sales growth from the net 29 new stores opened over the last 12 months as well as in increase in comparable store sales.
Comparable store sales increased 5.2% for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021. The increase in comparable store sales for the 13 weeks ended April 2, 2022 was driven by increases in both average transaction size and number of transactions.
Cost of Sales

	13 Weeks Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Cost of sales	$580,538	$520,539	$59,999	11.5%
% of net sales	69.8%	69.2%
The increase in cost of sales for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 was primarily the result of new store growth and higher costs as a percentage of net sales combined with an increase in comparable store sales (as discussed above).
Costs as a percentage of net sales increased for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 due in large part to inflationary cost increases for goods, labor and transportation as well as the impact of supply chain constraints.
Gross Profit and Gross Margin

	13 Weeks Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Gross profit	$250,889	$231,927	$18,962	8.2%
Gross margin	30.2%	30.8%
The increase in gross profit for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 was primarily the result of new store growth and an increase in comparable store sales, partially offset by higher costs as a percentage of sales (as discussed above). Our gross margin decreased for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 primarily due to the higher cost of sales as a percentage of net sales, as discussed previously.

Selling, General and Administrative Expenses ("SG&A")

	13 Weeks Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
SG&A	$207,433	$188,598	$18,835	10.0%
% of net sales	24.9%	25.1%
The increase in SG&A for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 was primarily driven by increases in commission payments to IOs, higher store occupancy and maintenance costs due to a higher store count, as well as higher personnel and incentive compensation expenses.
As a percentage of net sales, SG&A decreased slightly for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 due to lower commission payments to IOs as a percentage of net sales, partially offset by higher accrued incentive compensation expenses.
Depreciation and Amortization Expense

	13 Weeks Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Depreciation and amortization	$18,233	$15,543	$2,690	17.3%
% of net sales	2.2%	2.1%
The increase in depreciation and amortization expenses for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 was primarily driven by new store growth and existing store investments.
Share-based Compensation Expense

	13 Weeks Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Share-based compensation	$5,795	$3,939	$1,856	47.1%
% of net sales	0.7%	0.5%
The increase in share-based compensation expenses for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 was primarily driven by the impact of RSUs granted in March and October of fiscal 2021.
Interest Expense, Net

	13 Weeks Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Interest expense, net	$3,682	$3,906	$(224)	(5.7)%
% of net sales	0.4%	0.5%
The decrease in net interest expense for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 was primarily driven by increased interest income on outstanding IO notes. See Note 3 to the condensed consolidated financial statements for additional information.
Income Tax Expense

	13 Weeks Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Income tax expense	$4,172	$1,049	$3,123	297.7%
% of net sales	0.5%	0.1%
Effective tax rate	26.5%	5.3%
The increase in income tax expense for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 was primarily driven by a reduction in excess tax benefits related to the exercise of stock options and vesting of

RSUs. Such excess tax benefits totaled $0.1 million for the 13 weeks ended April 2, 2022 compared to $4.3 million for the 13 weeks ended April 3, 2021.
Net Income

	13 Weeks Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Net income	$11,574	$18,892	$(7,318)	(38.7)%
% of net sales	1.4%	2.5%
As a result of the foregoing factors, net income decreased for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021.
Adjusted EBITDA

	13 Weeks Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Adjusted EBITDA	$49,250	$48,837	$413	0.8%
The slight increase in adjusted EBITDA for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 was primarily due to higher net sales resulting from new store growth and an increase in comparable store sales for the 13 weeks ended April 2, 2022, partially offset by a decrease in gross margin and an increase in SG&A, each as discussed previously.
Adjusted Net Income

	13 Weeks Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Adjusted net income	$21,507	$23,124	$(1,617)	(7.0)%
The decrease in adjusted net income for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 was primarily due to an increase in SG&A along with depreciation and amortization expense as well as a decrease in gross margin, partially offset by an increase in net sales resulting from new store growth and an increase in comparable store sales for the 13 weeks ended April 2, 2022.

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
As of April 2, 2022, we had cash and cash equivalents of $138.0 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $100.0 million in borrowing capacity under our First Lien Credit Agreement. As of April 2, 2022, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under this revolving credit facility. We did not borrow under this revolving credit facility during the 13 weeks ended April 2, 2022.
We may also, from time to time, at our sole discretion, prepay or retire all or a portion of our outstanding debt. Subsequent to quarter end, in April 2022 we prepaid $75.0 million of principal on the senior term loan outstanding under our First Lien Credit Agreement.
Material Cash Requirements
There has been no material change in our material cash requirements since the end of fiscal 2021. See our 2021 Form 10-K for additional information.
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the 13 weeks ended April 2, 2022, before the impact of tenant improvement allowances, were $34.8 million, and, net of tenant improvement allowances, were $27.2 million. We continue to expect total capital expenditures, net of tenant improvement allowances, to be approximately $115.0 million for fiscal 2022.
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
As of April 2, 2022, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands, except percentages):

	13 Weeks Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Net cash provided by operating activities	$36,329	$26,413	$9,916	37.5%
Net cash used in investing activities	(35,522)	(39,164)	3,642	(9.3)%
Net cash provided by (used in) financing activities	(2,896)	2,717	(5,613)	(206.6)%
Net decrease in cash and cash equivalents	$(2,089)	$(10,034)	$7,945	(79.2)%
Cash Provided by Operating Activities
Net cash provided by operating activities was $36.3 million for the 13 weeks ended April 2, 2022 compared to $26.4 million for the same period in fiscal 2021. The increase in net cash provided by operating activities of $9.9 million for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 was primarily driven by changes to our working capital balances. Changes to accrued compensation and trade accounts payable provided increases to net cash flow provided by operating activities, which were partially offset by changes to merchandise inventories.
Cash Used in Investing Activities
Net cash used in investing activities was $35.5 million for the 13 weeks ended April 2, 2022 compared to $39.2 million for the same period in fiscal 2021. The decrease in net cash used in investing activities of $3.6 million for the 13 weeks ended April 2, 2022 compared to the same period in fiscal 2021 was primarily related to decreased capital expenditures related to the timing of construction of newly opened stores and stores under development as well as existing store capital investments. We had four new store openings and two store relocations during the 13 weeks ended April 2, 2022 compared to 10 new store openings and two store relocation for the same period of fiscal 2021.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities of $2.9 million for the 13 weeks ended April 2, 2022 was primarily due to the repurchase of $3.5 million worth of common stock, partially offset by $0.9 million in proceeds from the exercise of stock options. Net cash provided by financing activities of $2.7 million for the 13 weeks ended April 3, 2021 was primarily due to $3.0 million in proceeds from the exercise of stock options, partially offset by $0.2 million in principal payments on finance leases.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the applicable rules and regulations of the SEC for interim reporting. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. With respect to critical accounting policies, even a relatively minor variance between actual and expected results can potentially have a materially favorable or unfavorable impact on subsequent results of operations.
There have been no material changes to our critical accounting policies and estimates during the 13 weeks ended April 2, 2022 from those disclosed in our 2021 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of April 2, 2022, our outstanding credit facilities included a $460.0 million senior term loan under the First Lien Credit Agreement. As of April 2, 2022, the interest rate on the senior term loan was 3.21% (See Note 3 to the condensed consolidated financial statements for additional information). Based on the outstanding balance and interest rate of our senior term loan as of April 2, 2022, a hypothetical 10% relative increase or decrease in the effective interest rate would cause an increase or decrease in interest expense of approximately $1.5 million over the next 12 months. Subsequent to quarter end, in April 2022 we prepaid $75.0 million of principal on the senior term loan outstanding under our First Lien Credit Agreement.
We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. However, because of the flexibility of our unique buying model and our ability to price our products frequently, we were able to partially offset the impact of inflation on our business during the 13 weeks ended April 2, 2022 through selective price increases. We cannot be assured that our results of operations and financial condition will not be materially impacted by inflation in the future.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 2, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended April 2, 2022, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be party to litigation that arises in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows, and no material legal proceedings were terminated, settled or otherwise resolved during the 13 weeks ended April 2, 2022.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2021 Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our share repurchase program activity for the first quarter of fiscal 2022 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2, 2022 - January 29, 2022	94,129	$24.64	94,129	$97,683
January 30, 2022 - February 26, 2022	45,589	24.84	45,589	96,552
February 27, 2022 - April 2, 2022	—	—	—	96,552
Total first quarter	139,718	$24.70	139,718
_______________________
(1)Includes commissions for the shares repurchased under the share repurchase programs.
(2)In November 2021, our Board of Directors approved a share repurchase program. This program, effective November 5, 2021 and without an expiration date, authorized us to repurchase, from time to time and at prices the Company deems appropriate, up to $100.0 million of our outstanding common stock utilizing a variety of methods including open market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and under a Rule 10b5-1 plan (which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws). In addition to the Company's discretion, such repurchases are subject to, among other things, market conditions, applicable legal requirements and debt covenants. The shares purchased were made in open-market transactions pursuant to a Rule 10b5-1 plan.
Item 3. Default Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	S-8	333-232318	6/24/2019	4.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	8-K	001-38950	4/8/2022	3.1
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________________________

*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grocery Outlet Holding Corp.
Date:	May 11, 2022	By:	/s/ Charles C. Bracher
Charles C. Bracher Chief Financial Officer (Principal Financial Officer)

Date:	May 11, 2022	By:	/s/ Lindsay E. Gray
Lindsay E. Gray Vice President and Corporate Controller (Principal Accounting Officer)