Form 10-Q
period 2022-07-02
Grocery Outlet Holding Corp.
filed 2022-08-10
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 4, 2022, the registrant had 96,930,442 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	July 2, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$84,260	$140,085
Independent operator receivables and current portion of independent operator notes, net of allowance $1,885 and $1,406	8,135	7,219
Other accounts receivable, net of allowance $79 and $57	3,683	3,159
Merchandise inventories	318,424	275,502
Prepaid expenses and other current assets	14,532	16,780
Total current assets	429,034	442,745
Independent operator notes, net of allowance $11,212 and $10,506	21,736	21,516
Property and equipment, net	522,392	499,387
Operating lease right-of-use assets	908,054	898,152
Intangible assets, net	56,789	51,921
Goodwill	747,943	747,943
Other assets	7,448	8,144
Total assets	$2,693,396	$2,669,808
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$132,846	$122,110
Accrued and other current liabilities	52,990	49,025
Accrued compensation	18,189	8,450
Current lease liabilities	50,142	51,136
Income and other taxes payable	6,265	7,185
Total current liabilities	260,432	237,906
Long-term debt, net	378,794	451,468
Deferred income tax liabilities, net	14,980	9,416
Long-term lease liabilities	982,499	961,746
Total liabilities	1,636,705	1,660,536
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 96,846,980 and 96,144,433 shares issued and outstanding, respectively	97	96
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	827,451	811,701
Retained earnings	229,143	197,475
Total stockholders' equity	1,056,691	1,009,272
Total liabilities and stockholders' equity	$2,693,396	$2,669,808
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$897,659	$775,535	$1,729,086	$1,528,001
Cost of sales	618,248	537,737	1,198,786	1,058,276
Gross profit	279,411	237,798	530,300	469,725
Operating expenses:
Selling, general and administrative	224,225	192,955	431,658	381,553
Depreciation and amortization	18,791	16,959	37,024	32,502
Share-based compensation	9,484	4,210	15,279	8,149
Total operating expenses	252,500	214,124	483,961	422,204
Income from operations	26,911	23,674	46,339	47,521
Other expenses (income):
Interest expense, net	3,875	3,922	7,557	7,828
Gain on insurance recoveries	—	(3,970)	—	(3,970)
Loss on debt extinguishment	1,274	—	1,274	—
Total other expenses (income)	5,149	(48)	8,831	3,858
Income before income taxes	21,762	23,722	37,508	43,663
Income tax expense	1,668	4,082	5,840	5,131
Net income and comprehensive income	$20,094	$19,640	$31,668	$38,532
Basic earnings per share	$0.21	$0.21	$0.33	$0.40
Diluted earnings per share	$0.20	$0.20	$0.32	$0.39
Weighted average shares outstanding:
Basic	96,578	95,724	96,358	95,449
Diluted	100,140	99,604	99,788	99,587
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2022	96,144,433	$96	$811,701	$197,475	$1,009,272
Exercise and vesting of share-based awards	276,473	—	887	—	887
Share-based compensation expense	—	—	5,795	—	5,795
Repurchase of common stock	(139,718)	—	(3,451)	—	(3,451)
Dividends paid	—	—	(7)	—	(7)
Net income and comprehensive income	—	—	—	11,574	11,574
Balance as of April 2, 2022	96,281,188	$96	$814,925	$209,049	$1,024,070
Exercise and vesting of share-based awards	565,792	1	3,068	—	3,069
Share-based compensation expense	—	—	9,484	—	9,484
Dividends paid	—	—	(26)	—	(26)
Net income and comprehensive income	—	—	—	20,094	20,094
Balance as of July 2, 2022	96,846,980	$97	$827,451	$229,143	$1,056,691
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of January 2, 2021	94,854,336	$95	$787,047	$135,165	$922,307
Exercise and vesting of share-based awards	647,137	1	2,952	—	2,953
Share-based compensation expense	—	—	3,939	—	3,939
Dividends paid	—	—	(5)	—	(5)
Net income and comprehensive income	—	—	—	18,892	18,892
Balance as of April 3, 2021	95,501,473	$96	$793,933	$154,057	$948,086
Exercise and vesting of share-based awards	335,747	—	2,039	—	2,039
Share-based compensation expense	—	—	4,210	—	4,210
Dividends paid	—	—	(92)	—	(92)
Net income and comprehensive income	—	—	—	19,640	19,640
Balance as of July 3, 2021	95,837,220	$96	$800,090	$173,697	$973,883
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net income	$31,668	$38,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	34,813	29,969
Amortization of intangible and other assets	3,731	3,842
Amortization of debt issuance costs and discounts	1,190	1,255
Gain on insurance recoveries	—	(3,970)
Loss on debt extinguishment	1,274	—
Share-based compensation	15,279	8,149
Provision for accounts receivable	2,052	2,289
Proceeds from insurance recoveries - business interruption and inventory	—	2,103
Deferred income taxes	5,564	4,567
Other	546	764
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(2,614)	1,869
Merchandise inventories	(42,922)	(3,015)
Prepaid expenses and other current assets	2,248	2,236
Income and other taxes payable	(920)	(742)
Trade accounts payable, accrued compensation and other liabilities	22,358	(11,279)
Changes in operating lease assets and liabilities, net	10,460	8,570
Net cash provided by operating activities	84,727	85,139
Cash flows from investing activities:
Advances to independent operators	(4,788)	(4,945)
Repayments of advances from independent operators	3,691	2,464
Purchases of property and equipment	(58,318)	(63,988)
Proceeds from sales of assets	29	20
Investments in intangible assets and licenses	(5,992)	(3,637)
Proceeds from insurance recoveries - property and equipment	—	1,867
Net cash used in investing activities	(65,378)	(68,219)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,956	4,992
Principal payments on senior term loan	(75,000)	—
Principal payments on finance leases	(646)	(518)
Repurchase of common stock	(3,451)	—
Dividends paid	(33)	(97)
Net cash provided by (used in) financing activities	(75,174)	4,377
Net increase (decrease) in cash and cash equivalents	(55,825)	21,297
Cash and cash equivalents at beginning of period	140,085	105,326
Cash and cash equivalents at end of period	$84,260	$126,623
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of July 2, 2022, we had 425 stores throughout California, Washington, Oregon, Pennsylvania, Idaho, Nevada, New Jersey and Maryland.
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
Segment Reporting — We manage our business as one operating segment. In addition, all of our sales were made to customers located in the U.S. and all property and equipment is located in the U.S.
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
There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of July 2, 2022 or January 1, 2022. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the 26 weeks ended July 2, 2022.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	July 2, 2022		January 1, 2022
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Senior term loan (Level 2)	$378,794	$366,713	$451,468	$457,700
_______________________
(1)The carrying amounts as of July 2, 2022 and January 1, 2022 are net of unamortized debt discounts of $0.7 million and $1.0 million, respectively, and debt issuance costs of $5.5 million and $7.5 million, respectively.
(2)The estimated fair value of our senior term loan was determined based on the average quoted bid-ask prices for the senior term loan in an over-the-counter market on the last trading day of the periods presented.

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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any performance obligations, or any material costs to obtain or fulfill a contract as of July 2, 2022 and January 1, 2022.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $2.8 million and $3.6 million as of July 2, 2022 and January 1, 2022, respectively. Breakage amounts were immaterial for the 13 and 26 weeks ended July 2, 2022 and July 3, 2021.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Perishable (1)	$325,540	$270,856	$626,382	$532,274
Non-perishable (2)	572,119	504,679	1,102,704	995,727
Total net sales	$897,659	$775,535	$1,729,086	$1,528,001
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
We had 421, 411 and 396 stores operated by IOs as of July 2, 2022, January 1, 2022 and July 3, 2021, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. IOs are required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $883.0 million and $762.1 million for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively, and $1.70 billion and $1.50 billion for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively. We, in turn, pay IOs a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions were expensed and included in SG&A. IO commissions were $136.5 million and $115.4 million for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively, and $259.2 million and $228.1 million for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively. IO commissions of $9.9 million and $9.1 million were included in accrued expenses as of July 2, 2022 and January 1, 2022, respectively.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $43.0 million and $40.6 million as of July 2, 2022 and January 1, 2022, respectively. See Note 2 for additional information.
Recently Adopted Accounting Standards
No recently adopted accounting pronouncements had a material effect on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
Accounting Standards Update ("ASU") No. 2022-02 — In March 2022, the Financial Accounting Standards Board issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02

eliminates the accounting guidance on troubled debt restructurings for creditors in ASC Topic 310 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We will adopt ASU 2022-02 beginning in the first quarter of fiscal 2023. We do not expect the adoption of ASU 2022-02 to have a material impact on our consolidated financial statements.
Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes are payable on demand and typically bear interest at rates between 3.00% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $0.7 million and $0.5 million as of July 2, 2022 and January 1, 2022, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of July 2, 2022 or January 1, 2022. Notes and receivables from our IOs participating in our TCAP, as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from IOs and the related allowances as of July 2, 2022 and January 1, 2022 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
July 2, 2022
Independent operator notes	$35,331	$(682)	$(11,212)	$23,437	$1,701	$21,736
Independent operator receivables	7,637	(1,203)	—	6,434	6,434	—
Total	$42,968	$(1,885)	$(11,212)	$29,871	$8,135	$21,736

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
January 1, 2022
Independent operator notes	$34,221	$(811)	$(10,506)	$22,904	$1,388	$21,516
Independent operator receivables	6,426	(595)	—	5,831	5,831	—
Total	$40,647	$(1,406)	$(10,506)	$28,735	$7,219	$21,516

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Beginning balance	$12,547	$9,003	$11,912	$8,109
Provision for IO notes and IO receivables	808	1,400	2,015	2,300
Write-off of provision for IO notes and IO receivables	(258)	(226)	(830)	(232)
Ending Balance	$13,097	$10,177	$13,097	$10,177

The following table presents the amortized cost basis of IO notes by year of origination and credit quality indicator as of July 2, 2022 (amounts in thousands):

Credit Quality Indicator	2022 (YTD)	2021	2020	2019	2018	Prior	Total
TCAP	$1,996	$2,818	$3,579	$1,341	$773	$566	$11,073
Non-TCAP	2,831	3,386	3,864	2,840	1,668	1,073	15,662
New store	2,970	5,481	145	—	—	—	8,596
Total	$7,797	$11,685	$7,588	$4,181	$2,441	$1,639	$35,331

Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	July 2, 2022	January 1, 2022
First Lien Credit Agreement:
Senior term loan	$385,000	$460,000
Long-term debt, gross	385,000	460,000
Less: Unamortized debt issuance costs and debt discounts	(6,206)	(8,532)
Long-term debt, net	$378,794	$451,468
First Lien Credit Agreement
GOBP Holdings, Inc. ("GOBP Holdings"), our wholly owned subsidiary, together with another of our wholly owned subsidiaries, has a first lien credit agreement (the "First Lien Credit Agreement") with a syndicate of lenders that consists of a $385.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with sub-commitments for a $35.0 million letter of credit and $20.0 million of swingline loans as of July 2, 2022. The First Lien Credit Agreement permits voluntary prepayment on borrowings without premium or penalty. Borrowings under the First Lien Credit Agreement are secured by substantially all the assets of the borrower subsidiary and its guarantors.
Senior Term Loan
On April 29, 2022, we prepaid $75.0 million of principal on the senior term loan outstanding under our First Lien Credit Agreement. In connection with the payment, we wrote off $1.3 million of previously unamortized debt issuance costs and debt discounts.
Our $385.0 million senior term loan matures on October 22, 2025, has an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, and had an effective interest rate of 4.42% as of July 2, 2022. Due to previous prepayments on the senior term loan, no further principal payment on the senior term loan will be due until the maturity date.
Revolving Credit Facility
As of July 2, 2022, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under the revolving credit facility, which matures on October 23, 2023. No amounts were outstanding under the revolving credit facility as of July 2, 2022 and January 1, 2022.

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
As of July 2, 2022, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of July 2, 2022 are as follows (amounts in thousands):

Remainder of fiscal 2022	$—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	385,000
Fiscal 2026	—
Thereafter	—
Total	$385,000
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Interest on loans	$3,789	$3,466	$7,320	$6,965
Amortization of debt issuance costs and debt discounts	562	627	1,190	1,255
Interest on finance leases	94	97	184	190
Other	—	3	—	6
Interest income	(570)	(271)	(1,137)	(588)
Interest expense, net	$3,875	$3,922	$7,557	$7,828
Loss on Debt Extinguishment
Loss on debt extinguishment consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Write off of debt issuance costs	$1,127	$—	$1,127	$—
Write off of debt discounts	147	—	147	—
Loss on debt extinguishment	$1,274	$—	$1,274	$—

Note 4. Stockholders' Equity
Share Repurchase Program
In November 2021, our Board of Directors approved a share repurchase program. This program, effective November 5, 2021 and without an expiration date, authorized us to repurchase up to $100.0 million of our outstanding common stock utilizing a variety of methods including open-market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and under a Rule 10b5-1 plan (which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws). Any repurchased shares are constructively retired and returned to an unissued status. During the 13 weeks ended July 2, 2022, we did not repurchase any shares of common stock. During the 26 weeks ended July 2, 2022, we repurchased 139,718 shares of common stock totaling $3.5 million, including commissions, at an average price of $24.70 per share in open-market transactions pursuant to a Rule 10b5-1 plan. As of July 2, 2022, we had $96.5 million of repurchase authority remaining under the share repurchase program.

Note 5. Share-based Awards
For a discussion of our share-based incentive plans, refer to Note 8 of our 2021 Form 10-K.
Share-based Award Activity
The following table summarizes stock option activity under all equity incentive plans during the 26 weeks ended July 2, 2022:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of January 1, 2022	3,135,141	$12.77	1,696,194	$4.58
Exercised	(158,593)	10.18	(501,195)	4.40
Forfeitures	(27,672)	20.24	—	—
Options outstanding as of July 2, 2022	2,948,876	$12.84	1,194,999	$4.66
Options vested and exercisable as of July 2, 2022	1,782,983	$7.46	1,194,999	$4.66
The following table summarizes restricted stock unit ("RSU") activity under all equity incentive plans during the 26 weeks ended July 2, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2022	836,496	$30.14
Granted	432,578	29.22
Vested	(183,113)	35.98
Forfeitures	(47,854)	30.42
Unvested balance as of July 2, 2022	1,038,107	$28.71
The following table summarizes performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the 26 weeks ended July 2, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2022	576,725	$36.36
Granted (1)	400,774	29.03
Adjustment for expected performance achievement (2)	205,829	31.61
Forfeitures	(45,169)	35.46
Unvested balance as of July 2, 2022 (3)	1,138,159	$32.96
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the adjustment to previously granted PSUs based on performance expectations as of July 2, 2022.
(3)An additional 672,303 PSUs could potentially be included if the maximum performance level of 200% is reached for all PSUs outstanding as of July 2, 2022.
Share-based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Time-based stock options	$559	$315	$1,017	$1,037
RSUs	4,197	1,917	7,522	3,413
PSUs	4,702	1,886	6,707	3,602
Dividends (1)	26	92	33	97
Share-based compensation expense	$9,484	$4,210	$15,279	$8,149
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016.

Note 6. Income Taxes
Our income tax expense and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Income tax expense	$1,668	$4,082	$5,840	$5,131
Effective income tax rate	7.7%	17.2%	15.6%	11.8%
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, the Company updates the estimated annual effective tax rate. Our effective income tax rate for the 13 and 26 weeks ended July 2, 2022 was lower than the combined U.S. federal and state statutory income tax rate primarily due to excess tax benefits related to the exercise of stock options and vesting of RSUs. The decrease in our effective income tax rate for the 13 weeks ended July 2, 2022 compared to the 13 weeks ended July 3, 2021 was primarily due to an increase in discrete items related to the exercise of stock options and vesting of RSUs while the increase in our effective income tax rate for the 26 weeks ended July 2, 2022 compared to the 26 weeks ended July 3, 2021 was primarily due to a reduction in discrete items related to the exercise of stock options and vesting of RSUs.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations and comprehensive income, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of July 2, 2022 and January 1, 2022, respectively, and do not anticipate any changes to our uncertain tax positions within the next 12 months.
Note 7. Related Party Transactions
Related Party Leases
As of July 2, 2022 and July 3, 2021, we leased 15 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chief Executive Officer, and MacGregor Read, Jr., Vice Chairman of our Board of Directors, or their respective families, had a direct or indirect financial interest. As of July 2, 2022, the right-of-use assets and lease liabilities related to these properties was $42.1 million and $46.9 million, respectively. As of January 1, 2022, the right-of-use assets and lease liabilities related to these properties was $36.9 million and $41.6 million, respectively. These related parties received aggregate lease payments from us of $1.8 million and $1.5 million for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively, and $3.4 million and $3.0 million for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $43.0 million and $40.6 million as of July 2, 2022 and January 1, 2022, respectively. See Note 2 for additional information.
Note 8. Commitments and Contingencies
We are involved from time to time in claims, proceedings and litigation arising in the normal course of business. We establish an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. We monitor those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjust the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, we do not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. If it is at least a reasonable possibility that a material loss will occur, the Company will provide disclosure regarding the contingency. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows.
Note 9. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator
Net income and comprehensive income	$20,094	$19,640	$31,668	$38,532
Denominator
Weighted-average shares outstanding – basic	96,578	95,724	96,358	95,449
Effect of dilutive options	3,140	3,783	3,091	4,023
Effect of dilutive RSUs	422	97	339	115
Weighted-average shares outstanding – diluted (1)	100,140	99,604	99,788	99,587
Earnings per share:
Basic	$0.21	$0.21	$0.33	$0.40
Diluted	$0.20	$0.20	$0.32	$0.39
_______________________
(1)We are required to include in diluted weighted-average shares outstanding contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. No PSUs were included in diluted weighted-average shares outstanding for the 13 and 26 weeks ended July 2, 2022 and July 3, 2021.

The following weighted-average common share equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
RSUs	—	2	173	2

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
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to the second quarter of fiscal 2022 and the second quarter of fiscal 2021 refer to the 13 weeks ended July 2, 2022 and July 3, 2021, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators ("IOs") run our stores and create a neighborhood feel through personalized customer service and a localized product offering. As of July 2, 2022, we had 425 stores in California, Washington, Oregon, Pennsylvania, Idaho, Nevada, New Jersey and Maryland.
Macroeconomic Conditions
During the second quarter of fiscal 2022, our business continued to be adversely affected by supply chain challenges, inflation, and changes in consumer behavior and discretionary income due to various macroeconomic conditions, such as the COVID-19 pandemic and the ongoing military conflict between Ukraine and Russia.
Our IOs currently face and expect to continue to face staffing challenges and increased labor costs. Further, like many companies in the grocery and retail sectors, we continue to experience increased costs resulting in part from supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions. These increased costs continued to negatively impact our cost of sales in the first half of fiscal 2022, and they may continue into the future. Further, planned construction and opening of new stores has been, and may continue to be, negatively impacted due to increased lead times to acquire materials, obtain permits and licenses and other related factors. Therefore, we continue to plan for lower new store growth in fiscal 2022, compared to our long-term strategic goal of 10%, including with more new stores weighted towards the second half of the year.
The extent and continuing impact of these factors on our operational and financial performance will depend on many factors, including those outside of our control. Because we offer a broad selection of merchandise at extreme values, historically our business has benefited from periods of economic uncertainty. Further, we believe the flexibility of our unique buying model, our strong vendor relationships and our agile approach to inventory management will allow us to maintain healthy inventory levels, continue to offer a competitive assortment of products for our customers and to effectively operate our business.
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
Second Quarter of Fiscal 2022 Overview
Key financial and operating performance results for the second quarter of fiscal 2022 were as follows:
•Net sales increased by 15.7% to $897.7 million from $775.5 million in the second quarter of fiscal 2021; comparable store sales increased by 11.2% and on a 3-year stacked basis increased by 17.9%(1).
•We opened seven new stores, ending the second quarter of fiscal 2022 with 425 stores in eight states.

•Net income increased by 2.3% to $20.1 million, or $0.20 per diluted share, compared to net income of $19.6 million, or $0.20 per diluted share, in the second quarter of fiscal 2021.
•Adjusted EBITDA(2) increased by 18.3% to $60.1 million compared to $50.8 million in the second quarter of fiscal 2021.
•Adjusted net income(2) increased by 23.6% to $28.9 million, or $0.29 per adjusted diluted share(2), compared to $23.3 million, or $0.23 per adjusted diluted share, in the second quarter of fiscal 2021.
_______________________
(1)Comparable store sales on a 3-year stacked basis represents the sum of the increase or decrease in comparable store sales, as reported, in the second quarters of fiscal 2022, 2021 and 2020.
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
We recognize revenues from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Discounts provided to customers by us are recognized at the time of sale as a reduction in net sales as the products are sold. Discounts that are funded solely by IOs are not recognized as a reduction in net sales as the IO bears the incidental costs arising from the discount. We do not accept manufacturer coupons. Net sales consist of net sales from comparable stores and non-comparable stores, described below under "Comparable Store Sales." Growth of our net sales is generally driven by expansion of our store base in existing and new markets as well as comparable store sales growth. Net sales are impacted by the spending habits of our customers, product mix and supply, as well as promotional and competitive activities. Our ever-changing selection of offerings across diverse product categories supports growth in net sales by attracting new customers and encouraging repeat visits from our existing customers. The spending habits of our customers are affected by changes in macroeconomic conditions and discretionary income. Our customers' discretionary income is primarily impacted by wages, fuel and other cost-of-living increases including food-at-home inflation, as well as consumer trends and preferences, which fluctuate depending on the environment. Because we offer a broad selection of merchandise at extreme values, historically our business has benefited from periods of economic uncertainty.

Cost of Sales, Gross Profit and Gross Margin
Cost of sales includes, among other things, merchandise costs, inventory markdowns, inventory losses and transportation, and distribution and warehousing costs, including depreciation. Gross profit is equal to our net sales less our cost of sales. Gross margin is gross profit as a percentage of our net sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is impacted by product mix and availability, as some products generally provide higher gross margins, and by our merchandise costs, which can vary. Gross margin is also impacted by the costs of distributing and transporting product to our stores, which can vary. Our gross profit is variable in nature and generally follows changes in net sales. While our disciplined buying approach has produced consistent gross margins throughout economic cycles, which we believe has helped to mitigate adverse impacts on gross profit and results of operations, changes in consumer demand like we experienced and continue to experience as a result of the current macroeconomic conditions, including inflationary cost increases for goods, labor and transportation, supply chain constraints and changes in discretionary income, have resulted and could continue to result in unexpected changes to our gross margins. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures of our competitors and other retailers. As a result, our gross profit and gross margin may not be comparable to similar data made available by our competitors and other retailers.
Selling, General and Administrative Expenses
SG&A expenses are comprised of both store-related expenses and corporate expenses. Our store-related expenses include commissions paid to IOs, occupancy and our portion of maintenance costs and the cost of opening new IO stores. Company-operated store-related expenses also include payroll, benefits, supplies and utilities. Corporate expenses include payroll and benefits for corporate and field support, marketing and advertising, insurance and professional services and operator recruiting and training costs. SG&A generally increases as we grow our store base and invest in our corporate infrastructure. SG&A expenses related to commissions paid to IOs are variable in nature and generally increase as gross profits rise and decrease as gross profits decline. We continue to closely manage our expenses and monitor SG&A as a percentage of net sales. The components of our SG&A may not be comparable to the components of similar measures of our competitors and other retailers. We expect that our SG&A will continue to increase in future periods as we continue to grow our net sales and gross profits.
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

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$897,659	$775,535	$1,729,086	$1,528,001
Cost of sales	618,248	537,737	1,198,786	1,058,276
Gross profit	279,411	237,798	530,300	469,725
Operating expenses:
Selling, general and administrative	224,225	192,955	431,658	381,553
Depreciation and amortization	18,791	16,959	37,024	32,502
Share-based compensation	9,484	4,210	15,279	8,149
Total operating expenses	252,500	214,124	483,961	422,204
Income from operations	26,911	23,674	46,339	47,521
Other expenses (income):
Interest expense, net	3,875	3,922	7,557	7,828
Gain on insurance recoveries	—	(3,970)	—	(3,970)
Loss on debt extinguishment	1,274	—	1,274	—
Total other expenses (income)	5,149	(48)	8,831	3,858
Income before income taxes	21,762	23,722	37,508	43,663
Income tax expense	1,668	4,082	5,840	5,131
Net income and comprehensive income	$20,094	$19,640	$31,668	$38,532

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Percentage of net sales (1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.9%	69.3%	69.3%	69.3%
Gross profit	31.1%	30.7%	30.7%	30.7%
Operating expenses:
Selling, general and administrative	25.0%	24.9%	25.0%	25.0%
Depreciation and amortization	2.1%	2.2%	2.1%	2.1%
Share-based compensation	1.1%	0.5%	0.9%	0.5%
Total operating expenses	28.1%	27.6%	28.0%	27.6%
Income from operations	3.0%	3.1%	2.7%	3.1%
Other expenses (income):
Interest expense, net	0.4%	0.5%	0.4%	0.5%
Gain on insurance recoveries	—%	(0.5)%	—%	(0.3)%
Loss on debt extinguishment	0.1%	—%	0.1%	—%
Total other expenses (income)	0.6%	—%	0.5%	0.3%
Income before income taxes	2.4%	3.1%	2.2%	2.9%
Income tax expense	0.2%	0.5%	0.3%	0.3%
Net income and comprehensive income	2.2%	2.5%	1.8%	2.5%
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
Opening new stores is a primary component of our growth strategy and, as we continue to execute on our growth strategy, we expect that a significant portion of our net sales growth will be attributable to non-comparable store net sales. Accordingly, comparable store sales is only one of many measures we use to assess the success of our growth strategy.
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
We define EBITDA as net income before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense, non-cash rent, asset impairment and gain or loss on disposition, provision for accounts receivable reserves and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for costs related to amortization of purchase accounting assets and deferred financing costs, tax adjustment to normalize the effective tax rate, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted average shares outstanding. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP measures through the use of various GAAP measures. In the future, we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive our non-GAAP measures.

The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Other Financial and Operations Data
Number of new stores	7	11	11	21
Number of stores open at end of period	425	400	425	400
Comparable store sales increase (decrease) (1)	11.2%	(10.0)%	8.2%	(9.1)%
EBITDA (2)	$45,191	$45,311	$83,609	$85,302
Adjusted EBITDA (2)	$60,137	$50,836	$109,387	$99,673
Adjusted net income (2)	$28,853	$23,335	$50,360	$46,459
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

GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to adjusted net income, and our GAAP earnings per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$20,094	$19,640	$31,668	$38,532
Interest expense, net	3,875	3,922	7,557	7,828
Income tax expense	1,668	4,082	5,840	5,131
Depreciation and amortization expenses (1)	19,554	17,667	38,544	33,811
EBITDA	45,191	45,311	83,609	85,302
Share-based compensation expenses (2)	9,484	4,210	15,279	8,149
Non-cash rent (3)	1,835	3,061	3,771	5,969
Asset impairment and gain or loss on disposition (4)	182	305	545	757
Provision for accounts receivable reserves (5)	819	1,334	2,052	2,289
Other (6)	2,626	(3,385)	4,131	(2,793)
Adjusted EBITDA	$60,137	$50,836	$109,387	$99,673

	13 Weeks Ended		26 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$20,094	$19,640	$31,668	$38,532
Share-based compensation expenses (2)	9,484	4,210	15,279	8,149
Non-cash rent (3)	1,835	3,061	3,771	5,969
Asset impairment and gain or loss on disposition (4)	182	305	545	757
Provision for accounts receivable reserves (5)	819	1,334	2,052	2,289
Other (6)	2,626	(3,385)	4,131	(2,793)
Amortization of purchase accounting assets and deferred financing costs (7)	3,055	2,943	6,167	5,886
Tax adjustment to normalize effective tax rate (8)	(4,295)	(2,402)	(4,471)	(6,658)
Tax effect of total adjustments (9)	(4,947)	(2,371)	(8,782)	(5,672)
Adjusted net income	$28,853	$23,335	$50,360	$46,459

GAAP earnings per share
Basic	$0.21	$0.21	$0.33	$0.40
Diluted	$0.20	$0.20	$0.32	$0.39
Adjusted earnings per share
Basic	$0.30	$0.24	$0.52	$0.49
Diluted	$0.29	$0.23	$0.50	$0.47
Weighted average shares outstanding
Basic	96,578	95,724	96,358	95,449
Diluted	100,140	99,604	99,788	99,587
___________________________
(1)Includes depreciation related to our distribution centers, which is included within the cost of sales line item in our condensed consolidated statements of operations and comprehensive income. See Note 1 to the condensed consolidated financial statements for additional information about the components of cost of sales.
(2)Includes non-cash share-based compensation expense and cash dividends paid on vested share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016. See "Share-based Compensation Expense" in the "Comparison of the 13 and 26 weeks ended July 2, 2022 and July 3, 2021" section below for additional information.

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
(6)Represents other non-recurring, non-cash or non-operational items, such as store closing costs, loss on debt extinguishment, costs related to employer payroll taxes associated with equity awards, technology upgrade implementation costs, legal settlements and other legal expenses, certain personnel-related costs, gain on insurance recoveries and miscellaneous costs.
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
Comparison of the 13 and 26 weeks ended July 2, 2022 and July 3, 2021 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended				26 Weeks Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Net sales	$897,659	$775,535	$122,124	15.7%	$1,729,086	$1,528,001	$201,085	13.2%
The increase in net sales for the 13 and 26 weeks ended July 2, 2022 compared to the same periods in fiscal 2021 was attributable to an increase in comparable store sales as well as non-comparable store net sales growth from the net 25 new stores opened over the last 12 months.
Comparable store sales increased 11.2% for the 13 weeks ended July 2, 2022 and 8.2% for the 26 weeks ended July 2, 2022 compared to the same periods in fiscal 2021. The increase in comparable store sales for the 13 and 26 weeks ended July 2, 2022 was driven by increases in both average transaction size and number of transactions.
Cost of Sales

	13 Weeks Ended				26 Weeks Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Cost of sales	$618,248	$537,737	$80,511	15.0%	$1,198,786	$1,058,276	$140,510	13.3%
% of net sales	68.9%	69.3%			69.3%	69.3%
The increase in cost of sales for the 13 and 26 weeks ended July 2, 2022 compared to the same periods in fiscal 2021 was primarily the result of an increase in comparable store sales combined with new store growth (as discussed above).
Costs as a percentage of net sales decreased for the 13 weeks ended July 2, 2022 compared to the same period in fiscal 2021 as a favorable purchasing environment and strong inventory management more than offset ongoing inflationary pressures. Costs as a percentage of net sales were flat for the 26 weeks ended July 2, 2022 compared to the same period in fiscal 2021 as a result of the above mentioned factors.
Gross Profit and Gross Margin

	13 Weeks Ended				26 Weeks Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Gross profit	$279,411	$237,798	$41,613	17.5%	$530,300	$469,725	$60,575	12.9%
Gross margin	31.1%	30.7%			30.7%	30.7%
The increase in gross profit for the 13 and 26 weeks ended July 2, 2022 compared to the same periods in fiscal 2021 was primarily the result of new store growth and an increase in comparable store sales (as discussed above).

Our gross margin increased for the 13 weeks ended July 2, 2022 compared to the same period in fiscal 2021 as a favorable purchasing environment and strong inventory management more than offset ongoing inflationary pressures, as discussed previously. Our gross margin remained flat for the 26 weeks ended July 2, 2022 compared to the same period in fiscal 2021 primarily due to the above mentioned factors.
Selling, General and Administrative Expenses ("SG&A")

	13 Weeks Ended				26 Weeks Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
SG&A	$224,225	$192,955	$31,270	16.2%	$431,658	$381,553	$50,105	13.1%
% of net sales	25.0%	24.9%			25.0%	25.0%
The increase in SG&A for the 13 and 26 weeks ended July 2, 2022 compared to the same periods in fiscal 2021 was primarily driven by increases in commission payments to IOs, higher incentive compensation expenses reflecting improved performance trends versus prior year, and additional store occupancy and maintenance costs due to a higher store count.
As a percentage of net sales, SG&A remained relatively flat for the 13 and 26 weeks ended July 2, 2022 compared to the same periods in fiscal 2021.
Depreciation and Amortization Expense

	13 Weeks Ended				26 Weeks Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Depreciation and amortization	$18,791	$16,959	$1,832	10.8%	$37,024	$32,502	$4,522	13.9%
% of net sales	2.1%	2.2%			2.1%	2.1%
The increase in depreciation and amortization expenses for the 13 and 26 weeks ended July 2, 2022 compared to the same periods in fiscal 2021 was primarily driven by new store growth and existing store investments.
Share-based Compensation Expense

	13 Weeks Ended				26 Weeks Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Share-based compensation	$9,484	$4,210	$5,274	125.3%	$15,279	$8,149	$7,130	87.5%
% of net sales	1.1%	0.5%			0.9%	0.5%
The increase in share-based compensation expenses for the 13 and 26 weeks ended July 2, 2022 compared to the same periods in fiscal 2021 was primarily driven by the impact of RSUs granted in October of fiscal 2021 and March of fiscal 2022 as well as an increase in the number of PSUs expected to be earned related to previously granted PSUs based on revised performance expectations during the 13 and 26 weeks ended July 2, 2022.
Interest Expense, Net

	13 Weeks Ended				26 Weeks Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Interest expense, net	$3,875	$3,922	$(47)	(1.2)%	$7,557	$7,828	$(271)	(3.5)%
% of net sales	0.4%	0.5%			0.4%	0.5%
The decrease in net interest expense for the 13 and 26 weeks ended July 2, 2022 compared to the same periods in fiscal 2021 was primarily driven by increased interest income on outstanding IO notes as well as the April 2022 prepayment of $75.0 million of principal on the senior term loan outstanding under our First Lien Credit Agreement, partially offset by increases in the effective borrowing rate. See Note 3 to the condensed consolidated financial statements for additional information.

Gain on Insurance Recoveries

	13 Weeks Ended				26 Weeks Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Gain on insurance recoveries	$—	$(3,970)	$3,970	(100.0)%	$—	$(3,970)	$3,970	(100.0)%
% of net sales	—%	(0.5)%			—%	(0.3)%
During the 13 and 26 weeks ended July 3, 2021, we recorded a $4.0 million gain on insurance due to proceeds received related to the loss of our Paradise, California store due to a wildfire in 2018.
Loss on Debt Extinguishment

	13 Weeks Ended				26 Weeks Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Loss on debt extinguishment	$1,274	$—	$1,274	N/A	$1,274	$—	$1,274	N/A
% of net sales	0.1%	—%			0.1%	—%
During the 13 and 26 weeks ended July 2, 2022, we recorded a $1.3 million loss on debt extinguishment related to the prepayment of $75.0 million of principal on the senior term loan outstanding under our First Lien Credit Agreement. See Note 3 to the condensed consolidated financial statements for additional information.
Income Tax Expense

	13 Weeks Ended				26 Weeks Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Income tax expense	$1,668	$4,082	$(2,414)	(59.1)%	$5,840	$5,131	$709	13.8%
% of net sales	0.2%	0.5%			0.3%	0.3%
Effective tax rate	7.7%	17.2%			15.6%	11.8%
The decrease in income tax expense for the 13 weeks ended July 2, 2022 compared to the same period in fiscal 2021 was primarily driven by an increase in excess tax benefits related to the exercise of stock options and vesting of RSUs. Such excess tax benefits totaled $4.2 million for the 13 weeks ended July 2, 2022 compared to $2.4 million for the 13 weeks ended July 3, 2021.
The increase in income tax expense for the 26 weeks ended July 2, 2022 compared to the same period in fiscal 2021 was primarily driven by a reduction in excess tax benefits related to the exercise of stock options and vesting of RSUs. Such excess tax benefits totaled $4.3 million for the 26 weeks ended July 2, 2022 compared to $6.7 million for the 26 weeks ended July 3, 2021.
Net Income

	13 Weeks Ended				26 Weeks Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Net income	$20,094	$19,640	$454	2.3%	$31,668	$38,532	$(6,864)	(17.8)%
% of net sales	2.2%	2.5%			1.8%	2.5%
As a result of the foregoing factors, net income increased for the 13 weeks ended July 2, 2022 and decreased for the 26 weeks ended July 2, 2022 compared to the same periods in fiscal 2021.

Adjusted EBITDA

	13 Weeks Ended				26 Weeks Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Adjusted EBITDA	$60,137	$50,836	$9,301	18.3%	$109,387	$99,673	$9,714	9.7%
The increase in adjusted EBITDA for the 13 and 26 weeks ended July 2, 2022 compared to the same periods in fiscal 2021 was primarily due to an increase in comparable store sales of 11.2% and 8.2% for the 13 and 26 weeks ended July 2, 2022, respectively, as well as higher net sales resulting from new store growth, as discussed above.
Adjusted Net Income

	13 Weeks Ended				26 Weeks Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Adjusted net income	$28,853	$23,335	$5,518	23.6%	$50,360	$46,459	$3,901	8.4%
The increase in adjusted net income for the 13 and 26 weeks ended July 2, 2022 compared to the same periods in fiscal 2021 was primarily due to an increase in comparable store sales of 11.2% and 8.2% for the 13 and 26 weeks ended July 2, 2022, respectively, as well as higher net sales resulting from new store growth, as discussed above.

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
As of July 2, 2022, we had cash and cash equivalents of $84.3 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $100.0 million in borrowing capacity under our First Lien Credit Agreement. As of July 2, 2022, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under this revolving credit facility. We did not borrow under this revolving credit facility during the 26 weeks ended July 2, 2022.
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
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the 26 weeks ended July 2, 2022, before the impact of tenant improvement allowances, were $64.3 million, and, net of tenant improvement allowances, were $52.8 million. We continue to expect total capital expenditures, net of tenant improvement allowances, to be approximately $115.0 million for fiscal 2022.
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
As of July 2, 2022, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands, except percentages):

	26 Weeks Ended
	July 2, 2022	July 3, 2021	$ Change	% Change
Net cash provided by operating activities	$84,727	$85,139	$(412)	(0.5)%
Net cash used in investing activities	(65,378)	(68,219)	2,841	(4.2)%
Net cash provided by (used in) financing activities	(75,174)	4,377	(79,551)	(1,817.5)%
Net increase (decrease) in cash and cash equivalents	$(55,825)	$21,297	$(77,122)	(362.1)%
Cash Provided by Operating Activities
Net cash provided by operating activities was $84.7 million for the 26 weeks ended July 2, 2022 compared to $85.1 million for the same period in fiscal 2021. The slight decrease in net cash provided by operating activities of $0.4 million for the 26 weeks ended July 2, 2022 compared to the same period in fiscal 2021 was primarily driven by changes to our working capital balances. Changes to merchandise inventories decreased net cash flow provided by operating activities, which was partially offset by changes to accrued compensation and trade accounts payable.
Cash Used in Investing Activities
Net cash used in investing activities was $65.4 million for the 26 weeks ended July 2, 2022 compared to $68.2 million for the same period in fiscal 2021. The decrease in net cash used in investing activities of $2.8 million for the 26 weeks ended July 2, 2022 compared to the same period in fiscal 2021 was primarily related to decreased capital expenditures related to the timing of construction of newly opened stores and stores under development as well as existing store capital investments. We had 11 new store openings and two store relocations during the 26 weeks ended July 2, 2022 compared to 21 new store openings and two store relocations for the same period of fiscal 2021.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities of $75.2 million for the 26 weeks ended July 2, 2022 was primarily due to the prepayment of $75.0 million of principal on the senior term loan outstanding under our First Lien Credit Agreement as well as the repurchase of $3.5 million worth of common stock, partially offset by $4.0 million in proceeds from the exercise of stock options. Net cash provided by financing activities of $4.4 million for the 26 weeks ended July 3, 2021 was primarily due to $5.0 million in proceeds from the exercise of stock options, partially offset by $0.5 million in principal payments on finance leases.
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
There have been no material changes to our critical accounting policies and estimates during the 26 weeks ended July 2, 2022 from those disclosed in our 2021 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of July 2, 2022, our outstanding credit facilities included a $385.0 million senior term loan under the First Lien Credit Agreement. As of July 2, 2022, the interest rate on the senior term loan was 4.42% (See Note 3 to the condensed consolidated financial statements for additional information). Based on the outstanding balance and interest rate of our senior term loan as of July 2, 2022, a hypothetical 10% relative increase or decrease in the effective interest rate would cause an increase or decrease in interest expense of approximately $1.7 million over the next 12 months.
We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. However, because of the flexibility of our unique buying model and our ability to price our products frequently, we were able to partially offset the impact of inflation on our business during the 26 weeks ended July 2, 2022 through selective price increases. We cannot be assured that our results of operations and financial condition will not be materially impacted by inflation in the future.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 2, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended July 2, 2022, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be party to litigation that arises in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows, and no material legal proceedings were terminated, settled or otherwise resolved during the 13 weeks ended July 2, 2022.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the 13 weeks ended July 2, 2022, we did not repurchase any shares of common stock.
Item 3. Default Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	8-K	001-38950	6/10/2022	3.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	8-K	001-38950	4/8/2022	3.1
10.1†*	Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grocery Outlet Holding Corp.
Date:	August 10, 2022	By:	/s/ Charles C. Bracher
Charles C. Bracher Chief Financial Officer (Principal Financial Officer)

Date:	August 10, 2022	By:	/s/ Lindsay E. Gray
Lindsay E. Gray Vice President and Corporate Controller (Principal Accounting Officer)