Form 10-Q
period 2022-10-01
Grocery Outlet Holding Corp.
filed 2022-11-09
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 3, 2022, the registrant had 97,278,977 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q" or "report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, business and market trends, our objectives for future operations, macroeconomic and geopolitical conditions, and the sufficiency of our cash balances, working capital and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs may constitute forward-looking statements. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the "2021 Form 10-K"), and as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"), including this report. We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	October 1, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$107,277	$140,085
Independent operator receivables and current portion of independent operator notes, net of allowance $1,993 and $1,406	9,097	7,219
Other accounts receivable, net of allowance $88 and $57	3,126	3,159
Merchandise inventories	331,891	275,502
Prepaid expenses and other current assets	17,186	16,780
Total current assets	468,577	442,745
Independent operator notes, net of allowance $11,469 and $10,506	21,949	21,516
Property and equipment, net	537,678	499,387
Operating lease right-of-use assets	907,057	898,152
Intangible assets, net	60,676	51,921
Goodwill	747,943	747,943
Other assets	7,149	8,144
Total assets	$2,751,029	$2,669,808
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$143,037	$122,110
Accrued and other current liabilities	57,471	49,025
Accrued compensation	22,328	8,450
Current lease liabilities	55,698	51,136
Income and other taxes payable	8,914	7,185
Total current liabilities	287,448	237,906
Long-term debt, net	379,261	451,468
Deferred income tax liabilities, net	17,049	9,416
Long-term lease liabilities	981,959	961,746
Total liabilities	1,665,717	1,660,536
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 97,228,838 and 96,144,433 shares issued and outstanding, respectively	97	96
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	838,577	811,701
Retained earnings	246,638	197,475
Total stockholders' equity	1,085,312	1,009,272
Total liabilities and stockholders' equity	$2,751,029	$2,669,808
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$918,185	$768,880	$2,647,271	$2,296,881
Cost of sales	637,550	531,768	1,836,336	1,590,044
Gross profit	280,635	237,112	810,935	706,837
Operating expenses:
Selling, general and administrative	227,458	191,572	659,116	573,125
Depreciation and amortization	19,406	17,495	56,430	49,997
Share-based compensation	9,084	1,902	24,363	10,051
Total operating expenses	255,948	210,969	739,909	633,173
Income from operations	24,687	26,143	71,026	73,664
Other expenses (income):
Interest expense, net	4,798	3,950	12,355	11,778
Gain on insurance recoveries	—	—	—	(3,970)
Loss on debt extinguishment	—	—	1,274	—
Total other expenses (income)	4,798	3,950	13,629	7,808
Income before income taxes	19,889	22,193	57,397	65,856
Income tax expense	2,394	5,054	8,234	10,185
Net income and comprehensive income	$17,495	$17,139	$49,163	$55,671
Basic earnings per share	$0.18	$0.18	$0.51	$0.58
Diluted earnings per share	$0.17	$0.17	$0.49	$0.56
Weighted average shares outstanding:
Basic	97,057	95,955	96,587	95,610
Diluted	100,485	99,169	100,051	99,477
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2022	96,144,433	$96	$811,701	$197,475	$1,009,272
Exercise and vesting of share-based awards	276,473	—	887	—	887
Share-based compensation expense	—	—	5,795	—	5,795
Repurchase of common stock	(139,718)	—	(3,451)	—	(3,451)
Dividends paid	—	—	(7)	—	(7)
Net income and comprehensive income	—	—	—	11,574	11,574
Balance as of April 2, 2022	96,281,188	$96	$814,925	$209,049	$1,024,070
Exercise and vesting of share-based awards	565,792	1	3,068	—	3,069
Share-based compensation expense	—	—	9,484	—	9,484
Dividends paid	—	—	(26)	—	(26)
Net income and comprehensive income	—	—	—	20,094	20,094
Balance as of July 2, 2022	96,846,980	$97	$827,451	$229,143	$1,056,691
Exercise and vesting of share-based awards	381,858	—	2,042	—	2,042
Share-based compensation expense	—	—	9,084	—	9,084
Net income and comprehensive income	—	—	—	17,495	17,495
Balance as of October 1, 2022	97,228,838	$97	$838,577	$246,638	$1,085,312
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of January 2, 2021	94,854,336	$95	$787,047	$135,165	$922,307
Exercise and vesting of share-based awards	647,137	1	2,952	—	2,953
Share-based compensation expense	—	—	3,939	—	3,939
Dividends paid	—	—	(5)	—	(5)
Net income and comprehensive income	—	—	—	18,892	18,892
Balance as of April 3, 2021	95,501,473	$96	$793,933	$154,057	$948,086
Exercise and vesting of share-based awards	335,747	—	2,039	—	2,039
Share-based compensation expense	—	—	4,210	—	4,210
Dividends paid	—	—	(92)	—	(92)
Net income and comprehensive income	—	—	—	19,640	19,640
Balance as of July 3, 2021	95,837,220	$96	$800,090	$173,697	$973,883
Exercise and vesting of share-based awards	170,299	—	1,146	—	1,146
Share-based compensation expense	—	—	1,902	—	1,902
Dividends paid	—	—	(39)	—	(39)
Net income and comprehensive income	—	—	—	17,139	17,139
Balance as of October 2, 2021	96,007,519	$96	$803,099	$190,836	$994,031
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 Weeks Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income	$49,163	$55,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	53,067	46,236
Amortization of intangible and other assets	5,631	5,809
Amortization of debt issuance costs and discounts	1,727	1,883
Gain on insurance recoveries	—	(3,970)
Loss on debt extinguishment	1,274	—
Share-based compensation	24,363	10,051
Provision for accounts receivable	2,773	3,529
Proceeds from insurance recoveries - business interruption and inventory	—	2,103
Deferred income taxes	7,633	9,085
Other	890	950
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(3,509)	884
Merchandise inventories	(56,389)	(687)
Prepaid expenses and other current assets	(406)	1,114
Income and other taxes payable	1,729	398
Trade accounts payable, accrued compensation and other liabilities	35,182	(4,526)
Changes in operating lease assets and liabilities, net	16,732	13,235
Net cash provided by operating activities	139,860	141,765
Cash flows from investing activities:
Advances to independent operators	(6,974)	(7,614)
Repayments of advances from independent operators	5,433	3,581
Purchases of property and equipment	(85,359)	(89,575)
Proceeds from sales of assets	34	24
Investments in intangible assets and licenses	(12,361)	(4,566)
Proceeds from insurance recoveries - property and equipment	—	1,867
Net cash used in investing activities	(99,227)	(96,283)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,998	6,138
Principal payments on senior term loan	(75,000)	—
Principal payments on finance leases	(955)	(834)
Repurchase of common stock	(3,451)	—
Dividends paid	(33)	(136)
Net cash provided by (used in) financing activities	(73,441)	5,168
Net increase (decrease) in cash and cash equivalents	(32,808)	50,650
Cash and cash equivalents at beginning of period	140,085	105,326
Cash and cash equivalents at end of period	$107,277	$155,976
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of October 1, 2022, we had 431 stores throughout California, Washington, Oregon, Pennsylvania, Idaho, Nevada, New Jersey and Maryland.
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
Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current lease liabilities, and long-term lease liabilities in our condensed consolidated balance sheets. Finance leases are included in other assets, current lease liabilities, and long-term lease liabilities in our condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease over the same term. Right-of-use assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, reduced by landlord incentives. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms and payments based on the information available at the commencement date, to determine the present value of our lease payments. Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term while finance lease payments are charged to interest expense and depreciation and amortization expense over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these short-term leases is recognized on a straight-line basis over the lease term.
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
There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of October 1, 2022 or January 1, 2022. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the 39 weeks ended October 1, 2022.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	October 1, 2022		January 1, 2022
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Senior term loan (Level 2)	$379,261	$377,300	$451,468	$457,700
_______________________
(1)The carrying amounts as of October 1, 2022 and January 1, 2022 are net of unamortized debt discounts of $0.7 million and $1.0 million, respectively, and debt issuance costs of $5.1 million and $7.5 million, respectively.
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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of October 1, 2022 and January 1, 2022.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $2.8 million and $3.6 million as of October 1, 2022 and January 1, 2022, respectively. Breakage amounts were immaterial for the 13 and 39 weeks ended October 1, 2022 and October 2, 2021.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Perishable (1)	$324,652	$268,349	$951,034	$800,623
Non-perishable (2)	593,533	500,531	1,696,237	1,496,258
Total net sales	$918,185	$768,880	$2,647,271	$2,296,881
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
We had 427, 411 and 403 stores operated by IOs as of October 1, 2022, January 1, 2022 and October 2, 2021, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $903.1 million and $754.4 million for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively, and $2.60 billion and $2.26 billion for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in SG&A. IO commissions were $136.5 million and $117.2 million for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively, and $395.7 million and $345.3 million for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively. IO commissions of $8.6 million and $9.1 million were included in accrued and other current liabilities as of October 1, 2022 and January 1, 2022, respectively.
An IO may fund its initial store investment from existing capital, a third-party loan or most commonly through a loan from us, as further discussed in Note 2. As collateral for IO obligations and performance, the Operator Agreement grants us the security interests in the assets owned by each IO related to the respective store. Since the total investment at risk associated with each IO is not sufficient to permit each IO to finance its activities without additional subordinated financial support, each IO is a VIE that we have a variable interest in. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have (i) the power to direct the activities that most significantly impact the IO's economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the IO that could potentially be significant to the IO. Our evaluation includes identification of significant activities and an assessment of the IO's ability to direct those activities.
Activities that most significantly impact the IO's economic performance relate to sales and labor. Sales activities that significantly impact the IO's economic performance include determining what merchandise the IO will order and sell and the price of such merchandise, both of which the IO controls. The IO is also responsible for all of its own labor. Labor activities that significantly impact the IO's economic performance include hiring, training, supervising, directing, compensating (including wages, salaries and employee benefits) and terminating all of the employees of the IO, activities which the IO controls. Accordingly, the IO has the power to direct the activities that most significantly impact the IO's economic performance. Furthermore, the mutual termination rights associated with the Operator Agreement illustrate the lack of ultimate control over the IO. Therefore, the Company is not the primary beneficiary of these VIEs.
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $44.5 million and $40.6 million as of October 1, 2022 and January 1, 2022, respectively. See Note 2 for additional information.
Recently Adopted Accounting Standards
No recently adopted accounting pronouncements had a material effect in our condensed consolidated financial statements.
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
Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 3.00% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $0.8 million and $0.5 million as of October 1, 2022 and January 1, 2022, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of October 1, 2022 or January 1, 2022. Notes and receivables from our IOs participating in our TCAP, as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from IOs and the related allowances as of October 1, 2022 and January 1, 2022 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
October 1, 2022
Independent operator notes	$35,873	$(706)	$(11,469)	$23,698	$1,749	$21,949
Independent operator receivables	8,635	(1,287)	—	7,348	7,348	—
Total	$44,508	$(1,993)	$(11,469)	$31,046	$9,097	$21,949

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
January 1, 2022
Independent operator notes	$34,221	$(811)	$(10,506)	$22,904	$1,388	$21,516
Independent operator receivables	6,426	(595)	—	5,831	5,831	—
Total	$40,647	$(1,406)	$(10,506)	$28,735	$7,219	$21,516

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Beginning balance	$13,097	$10,177	$11,912	$8,109
Provision for IO notes and IO receivables	712	1,261	2,727	3,561
Write-off of provision for IO notes and IO receivables	(347)	(143)	(1,177)	(375)
Ending Balance	$13,462	$11,295	$13,462	$11,295

The following table presents the amortized cost basis of IO notes by year of origination and credit quality indicator as of October 1, 2022 (amounts in thousands):

Credit Quality Indicator	2022 (YTD)	2021	2020	2019	2018	Prior	Total
TCAP	$2,748	$3,581	$3,116	$774	$705	$494	$11,418
Non-TCAP	4,262	3,532	3,410	2,417	1,285	1,077	15,983
New store	4,167	4,161	144	—	—	—	8,472
Total	$11,177	$11,274	$6,670	$3,191	$1,990	$1,571	$35,873

Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	October 1, 2022	January 1, 2022
First Lien Credit Agreement:
Senior term loan	$385,000	$460,000
Long-term debt, gross	385,000	460,000
Less: Unamortized debt issuance costs and debt discounts	(5,739)	(8,532)
Long-term debt, net	$379,261	$451,468
First Lien Credit Agreement
GOBP Holdings, Inc. ("GOBP Holdings"), our wholly owned subsidiary, together with another of our wholly owned subsidiaries, has a first lien credit agreement (the "First Lien Credit Agreement") with a syndicate of lenders that consists of a $385.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with sub-commitments for a $35.0 million letter of credit and $20.0 million of swingline loans as of October 1, 2022. The First Lien Credit Agreement permits voluntary prepayment on borrowings without premium or penalty. Borrowings under the First Lien Credit Agreement are secured by substantially all the assets of the borrower subsidiary and its guarantors.
Senior Term Loan
On April 29, 2022, we prepaid $75.0 million of principal on the senior term loan outstanding under our First Lien Credit Agreement. In connection with the payment, we wrote off $1.3 million of previously unamortized debt issuance costs and debt discounts.
Our $385.0 million senior term loan matures on October 22, 2025, has an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, and had an effective interest rate of 5.87% as of October 1, 2022. Due to previous prepayments on the senior term loan, no further principal payment on the senior term loan will be due until the maturity date.
Revolving Credit Facility
As of October 1, 2022, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under the revolving credit facility, which matures on October 23, 2023. No amounts were outstanding under the revolving credit facility as of October 1, 2022 and January 1, 2022.

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
Debt Covenants
The First Lien Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The First Lien Credit Agreement restricts us from entering into certain types of transactions, such as incurring additional debt or issuing certain preferred shares, and making certain types of payments including dividends and stock repurchases and other similar distributions, with certain exceptions. Additionally, borrowing availability under the revolving credit facility under our First Lien Credit Agreement is subject to a first lien secured leverage ratio (as defined in the First Lien Credit Agreement) of 7.00 to 1.00.
As of October 1, 2022, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of October 1, 2022 are as follows (amounts in thousands):

Remainder of fiscal 2022	$—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	385,000
Fiscal 2026	—
Thereafter	—
Total	$385,000
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Interest on loans	$5,015	$3,489	$12,335	$10,454
Amortization of debt issuance costs and debt discounts	537	628	1,727	1,883
Interest on finance leases	81	98	265	288
Other	5	2	5	8
Interest income	(840)	(267)	(1,977)	(855)
Interest expense, net	$4,798	$3,950	$12,355	$11,778
Loss on Debt Extinguishment
Loss on debt extinguishment consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Write off of debt issuance costs	$—	$—	$1,127	$—
Write off of debt discounts	—	—	147	—
Loss on debt extinguishment	$—	$—	$1,274	$—

Note 4. Stockholders' Equity
Share Repurchase Program
In November 2021, our Board of Directors approved a share repurchase program. This program, effective November 5, 2021 and without an expiration date, authorized us to repurchase up to $100.0 million of our outstanding common stock utilizing a variety of methods including open-market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and under a Rule 10b5-1 plan (which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws). Any repurchased shares are constructively retired and returned to an unissued status. During the 13 weeks ended October 1, 2022, we did not repurchase any shares of common stock. During the 39 weeks ended October 1, 2022, we repurchased 139,718 shares of common stock totaling $3.5 million, including commissions, at an average price of $24.70 per share in open-market transactions pursuant to a Rule 10b5-1 plan. As of October 1, 2022, we had $96.5 million of repurchase authority remaining under the share repurchase program.

Note 5. Share-based Awards
For a discussion of our share-based incentive plans, refer to Note 8 of our 2021 Form 10-K.
Share-based Award Activity
The following table summarizes stock option activity under all equity incentive plans during the 39 weeks ended October 1, 2022:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of January 1, 2022	3,135,141	$12.77	1,696,194	$4.58
Exercised	(233,777)	9.47	(800,900)	4.49
Forfeitures	(238,122)	21.80	—	—
Options outstanding as of October 1, 2022	2,663,242	$12.26	895,294	$4.66
Options vested and exercisable as of October 1, 2022	1,725,512	$7.48	895,294	$4.66
The following table summarizes restricted stock unit ("RSU") activity under all equity incentive plans during the 39 weeks ended October 1, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2022	836,496	$30.14
Granted	448,320	29.70
Vested	(190,082)	35.88
Forfeitures	(54,535)	30.49
Unvested balance as of October 1, 2022	1,040,199	$28.88
The following table summarizes performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the 39 weeks ended October 1, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2022	576,725	$36.36
Granted (1)	404,382	29.16
Adjustment for expected performance achievement (2)	326,059	32.11
Forfeitures	(45,495)	35.43
Unvested balance as of October 1, 2022 (3)	1,261,671	$32.99
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the adjustment to previously granted PSUs based on performance expectations as of October 1, 2022.
(3)An additional 555,313 PSUs could potentially be included if the maximum performance level of 200% is reached for all PSUs outstanding as of October 1, 2022.
Share-based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Time-based stock options	$(696)	$430	$321	$1,467
RSUs	4,225	1,749	11,747	5,162
PSUs	5,555	(316)	12,262	3,286
Dividends (1)	—	39	33	136
Share-based compensation expense	$9,084	$1,902	$24,363	$10,051
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016.

Note 6. Income Taxes
Our income tax expense and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Income tax expense	$2,394	$5,054	$8,234	$10,185
Effective income tax rate	12.0%	22.8%	14.3%	15.5%
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, the Company updates the estimated annual effective tax rate. Our effective income tax rate for the 13 and 39 weeks ended October 1, 2022 was lower than the combined U.S. federal and state statutory income tax rate primarily due to excess tax benefits related to the exercise of stock options and vesting of RSUs. The decrease in our effective income tax rate for the 13 weeks ended October 1, 2022 compared to the 13 weeks ended October 2, 2021 was primarily due to an increase in discrete items related to the exercise of stock options and vesting of RSUs. The decrease in our effective income tax rate for the 39 weeks ended October 1, 2022 compared to the 39 weeks ended October 2, 2021 was primarily driven by lower pretax income.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our condensed consolidated statements of operations and comprehensive income and include accrued interest and penalties with the related income tax liability in our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of October 1, 2022 and January 1, 2022, respectively, and do not anticipate any changes to our uncertain tax positions within the next 12 months.
Note 7. Related Party Transactions
Related Party Leases
As of October 1, 2022 and October 2, 2021, we leased 15 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chief Executive Officer, and MacGregor Read Jr., who served as Vice Chairman of our Board of Directors until September 1, 2022, or their respective families, had a direct or indirect financial interest. As of October 1, 2022, the right-of-use assets and lease liabilities related to these properties was $41.1 million and $46.1 million, respectively. As of January 1, 2022, the right-of-use assets and lease liabilities related to these properties was $36.9 million and $41.6 million, respectively. These related parties received aggregate lease payments from us of $1.7 million and $1.5 million for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively, and $5.1 million and $4.5 million for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $44.5 million and $40.6 million as of October 1, 2022 and January 1, 2022, respectively. See Note 2 for additional information.
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
Note 9. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator
Net income and comprehensive income	$17,495	$17,139	$49,163	$55,671
Denominator
Weighted-average shares outstanding – basic	97,057	95,955	96,587	95,610
Effect of dilutive options	2,847	3,156	3,031	3,762
Effect of dilutive RSUs	581	58	433	105
Weighted-average shares outstanding – diluted (1)	100,485	99,169	100,051	99,477
Earnings per share:
Basic	$0.18	$0.18	$0.51	$0.58
Diluted	$0.17	$0.17	$0.49	$0.56
_______________________
(1)We are required to include in diluted weighted-average shares outstanding contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. No PSUs were included in diluted weighted-average shares outstanding for the 13 and 39 weeks ended October 1, 2022 and October 2, 2021.

The following weighted-average common share equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
RSUs	10	284	7	10

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
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to the third quarter of fiscal 2022 and the third quarter of fiscal 2021 refer to the 13 weeks ended October 1, 2022 and October 2, 2021, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators ("IOs") run our stores and create a neighborhood feel through personalized customer service and a localized product offering. As of October 1, 2022, we had 431 stores in California, Washington, Oregon, Pennsylvania, Idaho, Nevada, New Jersey and Maryland.
Macroeconomic Conditions
During the third quarter of fiscal 2022, our business continued to be impacted by current macroeconomic conditions including supply chain and labor challenges, inflation, and changes in consumer behavior. The extent and continuing impact of these factors on our operational and financial performance will depend on many factors, including those outside of our control.
Like many companies in the grocery and retail sectors, we continue to experience increased product costs, which is being reflected in part in higher retail pricing. These cost increases result in part from supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions. We continue to utilize our unique buying model, our strong vendor relationships and our agile approach to inventory management to offer customers a compelling product assortment at deep competitive value. Similarly, we have incurred greater selling, general and administrative expenses ("SG&A") related to personnel, travel, and other third party and operational costs due to these factors. Further, planned construction and opening of new stores has been, and may continue to be, negatively impacted due to both increased lead times to acquire materials, obtain permits and licenses as well as higher construction related costs. Therefore, we continue to plan for lower new store growth in fiscal 2022, compared to our long-term strategic goal of 10%. Our IOs also currently face and expect to continue to face staffing challenges and increased labor costs within their businesses.
Key Factors and Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key generally accepted accounting principles ("GAAP") financial measures we use are net sales, gross profit and gross margin, SG&A and operating income. The key operational metrics and non-GAAP financial measures we use are number of new stores, comparable store sales, EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share.
Third Quarter of Fiscal 2022 Overview
Key financial and operating performance results for the third quarter of fiscal 2022 were as follows:
•Net sales increased by 19.4% to $918.2 million from $768.9 million in the third quarter of fiscal 2021; comparable store sales increased by 15.4% and on a 3-year stacked basis increased by 20.2%(1).
•We opened six new stores, ending the third quarter of fiscal 2022 with 431 stores in eight states.
•Net income increased by 2.1% to $17.5 million, or $0.17 per diluted share, compared to net income of $17.1 million, or $0.17 per diluted share, in the third quarter of fiscal 2021.

•Adjusted EBITDA(2) increased by 15.0% to $59.1 million compared to $51.4 million in the third quarter of fiscal 2021.
•Adjusted net income(2) increased by 14.2% to $26.8 million, or $0.27 per adjusted diluted share(2), compared to $23.4 million, or $0.24 per adjusted diluted share, in the third quarter of fiscal 2021.
_______________________
(1)Comparable store sales on a 3-year stacked basis represents the sum of the increase or decrease in comparable store sales, as reported, in the third quarters of fiscal 2022, 2021 and 2020.
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
We recognize revenues from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Discounts provided to customers by us are recognized at the time of sale as a reduction in net sales as the products are sold. Discounts that are funded solely by IOs are not recognized as a reduction in net sales as the IO bears the incidental costs arising from the discount. We do not accept manufacturer coupons. Net sales consist of net sales from comparable stores, described below under "Comparable Store Sales," and non-comparable stores. Growth of our net sales is generally driven by expansion of our store base in existing and new markets as well as comparable store sales growth. Net sales are impacted by the spending habits of our customers, product mix and supply, as well as promotional and competitive activities. Our ever-changing selection of offerings across diverse product categories supports growth in net sales by attracting new customers and encouraging repeat visits from our existing customers. The spending habits of our customers are affected by changes in macroeconomic conditions and discretionary income. Our customers' discretionary income is primarily impacted by wages, fuel and other cost-of-living increases including food-at-home inflation, as well as consumer trends and preferences, which fluctuate depending on the environment. Because we offer a broad selection of merchandise at extreme values, historically our business has benefited from periods of economic uncertainty.
Cost of Sales, Gross Profit and Gross Margin
Cost of sales includes, among other things, merchandise costs, inventory markdowns, inventory losses and transportation, and distribution and warehousing costs, including depreciation. Gross profit is equal to our net sales less our cost of sales. Gross margin is gross profit as a percentage of our net sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is impacted by product mix and availability, as some products generally provide higher gross margins, and by our merchandise costs, which can vary. Gross margin is also impacted by the costs of distributing and transporting product to our stores, which can vary. Our gross profit is variable in nature and generally follows changes in net sales. While our disciplined buying approach has produced consistent gross margins throughout economic cycles, which we believe has helped to mitigate adverse impacts on gross profit and results of operations, changes in consumer demand like we experienced and continue to experience as a result of the current macroeconomic conditions, including inflationary cost increases for goods, labor and transportation, supply chain constraints and changes in discretionary income, have resulted and could continue to result in unexpected changes to our gross margins. The components of our cost of sales, as well as our gross profit and gross margin, may not be comparable to the same or similar measures of our competitors and other retailers.
Selling, General and Administrative Expenses
SG&A are comprised of both store-related expenses and corporate expenses. Our store-related expenses include commissions paid to IOs, occupancy and our portion of maintenance costs and the cost of opening new IO stores. Company-operated store-related expenses also include payroll, benefits, supplies and utilities. Corporate expenses include payroll and benefits for corporate and field support, marketing and advertising, insurance and professional services and operator recruiting and training costs. We continue to closely manage our expenses and monitor SG&A as a percentage of net sales. SG&A generally increases as we grow our store base and invest in our corporate infrastructure. SG&A related to commissions paid to IOs are variable in nature and generally increase as gross profits rise and decrease as gross profits decline. We expect that our SG&A will continue to increase in future periods as we continue to grow our net sales and gross profits. The components of our SG&A may not be comparable to the components of similar measures of our competitors and other retailers.

Operating Income
Operating income is gross profit less SG&A, depreciation and amortization and share-based compensation. Operating income excludes interest expense, net, gain on insurance recoveries, loss on debt extinguishment and income tax expense. We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$918,185	$768,880	$2,647,271	$2,296,881
Cost of sales	637,550	531,768	1,836,336	1,590,044
Gross profit	280,635	237,112	810,935	706,837
Operating expenses:
Selling, general and administrative	227,458	191,572	659,116	573,125
Depreciation and amortization	19,406	17,495	56,430	49,997
Share-based compensation	9,084	1,902	24,363	10,051
Total operating expenses	255,948	210,969	739,909	633,173
Income from operations	24,687	26,143	71,026	73,664
Other expenses (income):
Interest expense, net	4,798	3,950	12,355	11,778
Gain on insurance recoveries	—	—	—	(3,970)
Loss on debt extinguishment	—	—	1,274	—
Total other expenses (income)	4,798	3,950	13,629	7,808
Income before income taxes	19,889	22,193	57,397	65,856
Income tax expense	2,394	5,054	8,234	10,185
Net income and comprehensive income	$17,495	$17,139	$49,163	$55,671

	13 Weeks Ended		39 Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Percentage of net sales (1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.4%	69.2%	69.4%	69.2%
Gross profit	30.6%	30.8%	30.6%	30.8%
Operating expenses:
Selling, general and administrative	24.8%	24.9%	24.9%	25.0%
Depreciation and amortization	2.1%	2.3%	2.1%	2.2%
Share-based compensation	1.0%	0.2%	0.9%	0.4%
Total operating expenses	27.9%	27.4%	27.9%	27.6%
Income from operations	2.7%	3.4%	2.7%	3.2%
Other expenses (income):
Interest expense, net	0.5%	0.5%	0.5%	0.5%
Gain on insurance recoveries	—%	—%	—%	(0.2)%
Loss on debt extinguishment	—%	—%	—%	—%
Total other expenses (income)	0.5%	0.5%	0.5%	0.3%
Income before income taxes	2.2%	2.9%	2.2%	2.9%
Income tax expense	0.3%	0.7%	0.3%	0.4%
Net income and comprehensive income	1.9%	2.2%	1.9%	2.4%
_______________________
(1)Components may not sum to totals due to rounding.

Operating Metrics and Non-GAAP Financial Measures
Number of New Stores
The number of new stores reflects the number of stores opened during a particular reporting period. New stores require an initial capital investment from us for store build-outs, fixtures and equipment that we amortize over time as well as cash required for inventory and pre-opening expenses.
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
Comparable store sales consists of net sales from our stores beginning on the first day of the fourteenth full fiscal month following the store's opening, which is when we believe comparability is achieved. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been closed for an extended period as well as any planned store closures or dispositions. When applicable, as was the case with fiscal 2020 and will be the case with fiscal 2025, we exclude the net sales in the non-comparable week of a 53-week year from the same store sales calculation after comparing the current and prior year weekly periods that are most closely aligned.
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

The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Other Financial and Operations Data
Number of new stores	6	7	17	28
Number of stores open at end of period	431	407	431	407
Comparable store sales increase (decrease) (1)	15.4%	(4.3)%	10.6%	(7.6)%
EBITDA (2)	$44,841	$44,377	$128,450	$129,679
Adjusted EBITDA (2)	$59,099	$51,389	$168,486	$151,062
Adjusted net income (2)	$26,766	$23,440	$77,126	$69,899
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

GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to adjusted net income, and our GAAP earnings per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$17,495	$17,139	$49,163	$55,671
Interest expense, net	4,798	3,950	12,355	11,778
Income tax expense	2,394	5,054	8,234	10,185
Depreciation and amortization expenses (1)	20,154	18,234	58,698	52,045
EBITDA	44,841	44,377	128,450	129,679
Share-based compensation expenses (2)	9,084	1,902	24,363	10,051
Non-cash rent (3)	1,589	2,391	5,360	8,360
Asset impairment and gain or loss on disposition (4)	343	186	888	943
Provision for accounts receivable reserves (5)	721	1,240	2,773	3,529
Other (6)	2,521	1,293	6,652	(1,500)
Adjusted EBITDA	$59,099	$51,389	$168,486	$151,062

	13 Weeks Ended		39 Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$17,495	$17,139	$49,163	$55,671
Share-based compensation expenses (2)	9,084	1,902	24,363	10,051
Non-cash rent (3)	1,589	2,391	5,360	8,360
Asset impairment and gain or loss on disposition (4)	343	186	888	943
Provision for accounts receivable reserves (5)	721	1,240	2,773	3,529
Other (6)	2,521	1,293	6,652	(1,500)
Amortization of purchase accounting assets and deferred financing costs (7)	3,031	2,943	9,198	8,829
Tax adjustment to normalize effective tax rate (8)	(3,178)	(867)	(7,649)	(7,525)
Tax effect of total adjustments (9)	(4,840)	(2,787)	(13,622)	(8,459)
Adjusted net income	$26,766	$23,440	$77,126	$69,899

GAAP earnings per share
Basic	$0.18	$0.18	$0.51	$0.58
Diluted	$0.17	$0.17	$0.49	$0.56
Adjusted earnings per share
Basic	$0.28	$0.24	$0.80	$0.73
Diluted	$0.27	$0.24	$0.77	$0.70
Weighted average shares outstanding
Basic	97,057	95,955	96,587	95,610
Diluted	100,485	99,169	100,051	99,477
___________________________
(1)Includes depreciation related to our distribution centers, which is included within the cost of sales line item in our condensed consolidated statements of operations and comprehensive income. See Note 1 to the condensed consolidated financial statements for additional information about the components of cost of sales.
(2)Includes non-cash share-based compensation expense and cash dividends paid on vested share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016. See "Share-based Compensation Expense" in the "Comparison of the 13 and 39 weeks ended October 1, 2022 and October 2, 2021" section below for additional information.

(3)Consists of the non-cash portion of rent expense, which represents the difference between our straight-line rent expense recognized under GAAP and cash rent payments. The adjustment can vary depending on the average age of our lease portfolio.
(4)Represents asset impairment charges and gains or losses on dispositions of assets.
(5)Represents non-cash changes in reserves related to our IO notes and accounts receivable. See Note 2 to the condensed consolidated financial statements for additional information.
(6)Represents other non-recurring, non-cash or non-operational items, such as store closing costs, loss on debt extinguishment, legal settlements and other legal expenses, costs related to employer payroll taxes associated with equity awards, technology upgrade implementation costs, certain personnel-related costs, gain on insurance recoveries and miscellaneous costs.
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
Comparison of the 13 and 39 weeks ended October 1, 2022 and October 2, 2021 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended				39 Weeks Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Net sales	$918,185	$768,880	$149,305	19.4%	$2,647,271	$2,296,881	$350,390	15.3%
The increase in net sales for the 13 and 39 weeks ended October 1, 2022 compared to the same periods in fiscal 2021 was attributable to an increase in comparable store sales as well as non-comparable store net sales growth primarily from the 24 net new stores opened over the last 12 months.
Comparable store sales increased 15.4% for the 13 weeks ended October 1, 2022 and 10.6% for the 39 weeks ended October 1, 2022 compared to the same periods in fiscal 2021. The increase in comparable store sales for the 13 weeks ended was driven by a 7.9% increase in the number of transactions combined with a 6.9% increase in average transaction size. The increase in comparable store sales for the 39 weeks ended October 1, 2022 was driven by a 5.8% increase in average transaction size along with a 4.5% increase in the number of transactions.
Cost of Sales

	13 Weeks Ended				39 Weeks Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Cost of sales	$637,550	$531,768	$105,782	19.9%	$1,836,336	$1,590,044	$246,292	15.5%
% of net sales	69.4%	69.2%			69.4%	69.2%
The increase in cost of sales for the 13 and 39 weeks ended October 1, 2022 compared to the same periods in fiscal 2021 was primarily the result of an increase in comparable store sales combined with non-comparable sales from 24 net new stores opened over the last 12 months (as discussed above).
Costs as a percentage of net sales increased for the 13 and 39 weeks ended October 1, 2022 compared to the same periods in fiscal 2021 due to the impact of inflationary product and supply chain cost pressures, partially offset by increases in retail pricing. Due to the interdependencies of the above-mentioned factors as well as our dynamic ever-changing assortment, we are unable to quantify the impact that they individually had on costs as a percentage of net sales.

Gross Profit and Gross Margin

	13 Weeks Ended				39 Weeks Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Gross profit	$280,635	$237,112	$43,523	18.4%	$810,935	$706,837	$104,098	14.7%
Gross margin	30.6%	30.8%			30.6%	30.8%
The increase in gross profit for the 13 and 39 weeks ended October 1, 2022 compared to the same periods in fiscal 2021 was primarily the result of an increase in comparable store sales combined with non-comparable sales from 24 net new stores opened over the last 12 months (as discussed above).
Our gross margin decreased for the 13 and 39 weeks ended October 1, 2022 compared to the same periods in fiscal 2021 due to the impact of inflationary product and supply chain cost pressures, partially offset by increases in retail pricing.
Selling, General and Administrative Expenses

	13 Weeks Ended				39 Weeks Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
SG&A	$227,458	$191,572	$35,886	18.7%	$659,116	$573,125	$85,991	15.0%
% of net sales	24.8%	24.9%			24.9%	25.0%
The increase in SG&A for the 13 weeks ended October 1, 2022 compared to the same period in fiscal 2021 was driven by $21.6 million in higher store-related expenses and $14.2 million in higher corporate-related expenses. Store-related expenses primarily increased as a result of higher commission payments to IOs, reflecting gross profit growth, as well as higher store occupancy costs due to 24 net new stores opened over the last 12 months. Corporate-related expenses increased largely due to higher incentive compensation, reflecting stronger financial performance versus the prior year.
The increase in SG&A for the 39 weeks ended October 1, 2022 compared to the same period in fiscal 2021 was driven by $57.9 million in higher store-related expenses and $28.1 million in higher corporate-related expenses. Store-related expenses primarily increased as a result of higher commission payments to IOs, reflecting gross profit growth, as well as higher store occupancy costs due to 24 net new stores opened over the last 12 months. Corporate-related expenses increased largely due to higher incentive compensation, reflecting stronger financial performance versus the prior year.
As a percentage of net sales, SG&A decreased slightly for the 13 and 39 weeks ended October 1, 2022 compared to the same periods in fiscal 2021 as leverage on store-related expenses was largely offset by higher incentive compensation expense.
Depreciation and Amortization Expense

	13 Weeks Ended				39 Weeks Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Depreciation and amortization	$19,406	$17,495	$1,911	10.9%	$56,430	$49,997	$6,433	12.9%
% of net sales	2.1%	2.3%			2.1%	2.2%
The increase in depreciation and amortization expenses for the 13 and 39 weeks ended October 1, 2022 compared to the same periods in fiscal 2021 was primarily driven by new store growth and existing store investments.
Share-based Compensation Expense

	13 Weeks Ended				39 Weeks Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Share-based compensation	$9,084	$1,902	$7,182	377.6%	$24,363	$10,051	$14,312	142.4%
% of net sales	1.0%	0.2%			0.9%	0.4%
The increase in share-based compensation expenses for the 13 and 39 weeks ended October 1, 2022 compared to the same periods in fiscal 2021 was primarily driven by the impact of share-based awards granted in October of fiscal 2021 and March of fiscal 2022 as well as an increase in the number of PSUs expected to be earned related to previously granted PSUs based on revised performance expectations during the 13 and 39 weeks ended October 1, 2022.
Interest Expense, Net

	13 Weeks Ended				39 Weeks Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Interest expense, net	$4,798	$3,950	$848	21.5%	$12,355	$11,778	$577	4.9%
% of net sales	0.5%	0.5%			0.5%	0.5%
The increase in net interest expense for the 13 and 39 weeks ended October 1, 2022 compared to the same periods in fiscal 2021 was primarily driven by increases in the effective borrowing rate, partially offset by increased interest income on outstanding IO notes as well as the April 2022 prepayment of $75.0 million of principal on the senior term loan outstanding under our First Lien Credit Agreement. See Note 3 to the condensed consolidated financial statements for additional information.
Gain on Insurance Recoveries

	13 Weeks Ended				39 Weeks Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Gain on insurance recoveries	$—	$—	$—	—%	$—	$(3,970)	$3,970	(100.0)%
% of net sales	—%	—%			—%	(0.2)%
During the 39 weeks ended October 2, 2021, we recorded a $4.0 million gain on insurance due to proceeds received related to the loss of our Paradise, California store due to a wildfire in 2018.
Loss on Debt Extinguishment

	13 Weeks Ended				39 Weeks Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Loss on debt extinguishment	$—	$—	$—	—%	$1,274	$—	$1,274	N/A
% of net sales	—%	—%			—%	—%
During the 39 weeks ended October 1, 2022, we recorded a $1.3 million loss on debt extinguishment related to the prepayment of $75.0 million of principal on the senior term loan outstanding under our First Lien Credit Agreement. See Note 3 to the condensed consolidated financial statements for additional information.

Income Tax Expense

	13 Weeks Ended				39 Weeks Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Income tax expense	$2,394	$5,054	$(2,660)	(52.6)%	$8,234	$10,185	$(1,951)	(19.2)%
% of net sales	0.3%	0.7%			0.3%	0.4%
Effective tax rate	12.0%	22.8%			14.3%	15.5%
The decrease in income tax expense for the 13 weeks ended October 1, 2022 compared to the same period in fiscal 2021 was primarily due to an increase in excess tax benefits related to the exercise of stock options and vesting of RSUs.
The decrease in income tax expense for the 39 weeks ended October 1, 2022 compared to the same period in fiscal 2021 was primarily driven by lower pretax income.
Net Income

	13 Weeks Ended				39 Weeks Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Net income	$17,495	$17,139	$356	2.1%	$49,163	$55,671	$(6,508)	(11.7)%
% of net sales	1.9%	2.2%			1.9%	2.4%
As a result of the foregoing factors, net income increased for the 13 weeks ended October 1, 2022 and decreased for the 39 weeks ended October 1, 2022 compared to the same periods in fiscal 2021.
Adjusted EBITDA

	13 Weeks Ended				39 Weeks Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Adjusted EBITDA	$59,099	$51,389	$7,710	15.0%	$168,486	$151,062	$17,424	11.5%
The increase in adjusted EBITDA for the 13 and 39 weeks ended October 1, 2022 compared to the same periods in fiscal 2021 was primarily due to an increase in comparable store sales of 15.4% and 10.6% for the 13 and 39 weeks ended October 1, 2022, respectively, as well as higher net sales resulting from new store growth, as discussed above, partially offset by decreases in gross margin and increases in SG&A.
Adjusted Net Income

	13 Weeks Ended				39 Weeks Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Adjusted net income	$26,766	$23,440	$3,326	14.2%	$77,126	$69,899	$7,227	10.3%
The increase in adjusted net income for the 13 and 39 weeks ended October 1, 2022 compared to the same periods in fiscal 2021 was primarily due to an increase in comparable store sales of 15.4% and 10.6% for the 13 and 39 weeks ended October 1, 2022, respectively, as well as higher net sales resulting from new store growth, as discussed above, partially offset by decreases in gross margin and increases in SG&A.

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
As of October 1, 2022, we had cash and cash equivalents of $107.3 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $100.0 million in borrowing capacity under our First Lien Credit Agreement. As of October 1, 2022, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under this revolving credit facility. We did not borrow under this revolving credit facility during the 39 weeks ended October 1, 2022.
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
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the 39 weeks ended October 1, 2022, before the impact of tenant improvement allowances, were $97.7 million, and, net of tenant improvement allowances, were $84.8 million. We continue to expect total capital expenditures, net of tenant improvement allowances, to be approximately $115.0 million for fiscal 2022.
Debt Covenants
The First Lien Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The First Lien Credit Agreement restricts us from entering into certain types of transactions, such as incurring additional debt or issuing certain preferred shares, and making certain types of payments including dividends and stock repurchases and other similar distributions, with certain exceptions. Additionally, borrowing availability under the revolving credit facility under our First Lien Credit Agreement is subject to a first lien secured leverage ratio of 7.00 to 1.00 (as defined in the First Lien Credit Agreement), tested quarterly if, and only if, the aggregate principal amount outstanding and/or issued, as applicable, from the revolving facility, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the closing date) and swingline loans exceeds 35% of the total amount of the revolving credit facility commitments.
As of October 1, 2022, we were in compliance with all applicable financial covenant requirements for our First Lien Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands, except percentages):

	39 Weeks Ended
	October 1, 2022	October 2, 2021	$ Change	% Change
Net cash provided by operating activities	$139,860	$141,765	$(1,905)	(1.3)%
Net cash used in investing activities	(99,227)	(96,283)	(2,944)	3.1%
Net cash provided by (used in) financing activities	(73,441)	5,168	(78,609)	(1,521.1)%
Net increase (decrease) in cash and cash equivalents	$(32,808)	$50,650	$(83,458)	(164.8)%
Cash Provided by Operating Activities
Net cash provided by operating activities was $139.9 million for the 39 weeks ended October 1, 2022 compared to $141.8 million for the same period in fiscal 2021. The decrease in net cash provided by operating activities of $1.9 million for the 39 weeks ended October 1, 2022 compared to the same period in fiscal 2021 was primarily driven by changes to our working capital balances. Changes to merchandise inventories decreased net cash flow provided by operating activities, which was partially offset by changes to trade accounts payable and accrued compensation.
Cash Used in Investing Activities
Net cash used in investing activities was $99.2 million for the 39 weeks ended October 1, 2022 compared to $96.3 million for the same period in fiscal 2021. The increase in net cash used in investing activities of $2.9 million for the 39 weeks ended October 1, 2022 compared to the same period in fiscal 2021 was primarily due to increased investments in computer software intangible assets, partially offset by decreased capital expenditures related to the timing of construction of newly opened stores and stores under development as well as existing store capital investments. We had 17 new store openings and two store relocations during the 39 weeks ended October 1, 2022 compared to 28 new store openings and three store relocations for the same period of fiscal 2021.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities of $73.4 million for the 39 weeks ended October 1, 2022 was primarily due to the prepayment of $75.0 million of principal on the senior term loan outstanding under our First Lien Credit Agreement as well as the repurchase of $3.5 million worth of common stock, partially offset by $6.0 million in proceeds from the exercise of stock options. Net cash provided by financing activities of $5.2 million for the 39 weeks ended October 2, 2021 was primarily due to $6.1 million in proceeds from the exercise of stock options, partially offset by $0.8 million in principal payments on finance leases.
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
There have been no material changes to our critical accounting policies and estimates during the 39 weeks ended October 1, 2022 from those disclosed in our 2021 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of October 1, 2022, our outstanding credit facilities included a $385.0 million senior term loan under the First Lien Credit Agreement. As of October 1, 2022, the effective interest rate on the senior term loan was 5.87% (See Note 3 to the condensed consolidated financial statements for additional information). Based on the outstanding balance and interest rate of our senior term loan as of October 1, 2022, a hypothetical 10% relative increase or decrease in the effective interest rate would cause an increase or decrease in interest expense of approximately $2.3 million over the next 12 months.
We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, increased SG&A related to personnel, travel, and other operational costs and other disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the impact that inflation had on gross margin and net income during the periods reported. Furthermore, our results of operations and financial condition may be materially impacted by inflation in the future.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 1, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended October 1, 2022, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be party to litigation that arises in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows, and no material legal proceedings were terminated, settled or otherwise resolved during the 13 weeks ended October 1, 2022.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the 13 weeks ended October 1, 2022, we did not repurchase any shares of common stock.
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

Grocery Outlet Holding Corp.
Date:	November 9, 2022	By:	/s/ Charles C. Bracher
Charles C. Bracher Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2022	By:	/s/ Lindsay E. Gray
Lindsay E. Gray Vice President and Corporate Controller (Principal Accounting Officer)