Form 10-K
period 2022-12-31
Grocery Outlet Holding Corp.
filed 2023-03-01
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting stock of the registrant as of July 1, 2022, the last business day of the second fiscal quarter (based on a closing price of $43.50 per share), held by non-affiliates was approximately $3.9 billion.
As of February 23, 2023, the registrant had 97,683,722 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13, and 14) is hereby incorporated by reference to portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2023. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2022.

GROCERY OUTLET HOLDING CORP.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K ("Form 10-K" or "report") and the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and the documents incorporated by reference herein other than statements of historical fact may constitute forward-looking statements,, including statements regarding our future operating results and financial position, our business strategy and plans, business and market trends, our objectives for future operations, macroeconomic and geopolitical conditions, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report or as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"). We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, and our expectations based on third-party information and projections are from sources that management believes to be reputable, we cannot guarantee future results, levels of activities, performance or achievements. These forward-looking statements are made as of the date of this report or as of the date specified herein and we have based these forward-looking statements on our current expectations and projections about future events and trends. Except as required by law, we do not undertake any duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.
As used in this report, references to "Grocery Outlet," "the Company," "registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Our fiscal year ends on the Saturday closest to December 31st each year. References to fiscal 2022, fiscal 2021, and fiscal 2020 refer to the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. Our 2022 and 2021 fiscal years consisted of 52 weeks while our 2020 fiscal year consisted of 53 weeks.

PART I
ITEM 1. BUSINESS
Our Company
Grocery Outlet is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of December 31, 2022, we had 441 stores in California, Washington, Oregon, Pennsylvania, Idaho, Nevada, Maryland and New Jersey. Our headquarters is in Emeryville, California.
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
•How we sell: Our stores are independently operated by entrepreneurial small business owners who have a relentless focus on selecting the best products for their communities, providing personalized customer service and driving improved store performance. Unlike a store manager of a traditional retailer, IOs are independent businesses and are responsible for store operations, including ordering, merchandising and managing inventory, marketing locally and directly hiring, training and employing their store workers. IOs initially contribute capital to establish their business and share store-level gross profits with us. These factors both align our interests and incentivize IOs to grow their business profitably to realize financial upside. This combination of local decision-making supported by our purchasing scale and corporate resources results in a "small business at scale" model that we believe is difficult for competitors to replicate.
Our value proposition has broad appeal with bargain-minded customers across a broad range of income levels, demographics and geographies. We believe that our sustained focus on delivering ever-changing "WOW!" deals within a fun, treasure hunt shopping environment has generated strong customer loyalty and brand affinity. We believe that our broad customer appeal supports significant new store growth opportunities, and we plan to continue to expand our reach to additional customers and geographies across the United States.
Our stores generally have performed well across all economic cycles, as demonstrated by our pattern of positive comparable store sales growth and healthy gross margin rates. Our comparable store sales decreased in fiscal 2021 (for the first time in 18 years) as we lapped heightened demand during the onset of the COVID-19 pandemic in 2020. Our business returned to have positive comparable store sales in fiscal 2022. Our model also is somewhat insulated from store labor-related variability because IOs directly employ their store workers. The result is a highly scalable business with lower corporate fixed costs, providing further protection in the event of an economic downturn and growth opportunities in a strong economy.
Our History
Our founder, Jim Read, pioneered our opportunistic buying model in 1946 and subsequently developed the IO selling approach, which harnesses individual entrepreneurship and local decision-making to better serve our customers. Underlying this differentiated model was a mission that still guides us today: "Touching Lives for the Better." Since 2006, the third generation of Read family leadership, Eric Lindberg, Jr., Chairman of our Board of Directors (and Chief Executive Officer during fiscal 2022), has continued to advance this mission.

Grocery Outlet Holding Corp. was incorporated in Delaware on September 11, 2014. In June 2019, we completed the initial public offering of our common stock. Hellman & Friedman LLC, our former private equity sponsor, distributed the remainder of its holdings in our common stock to its equity holders in May 2020. Our common stock trades on the Nasdaq Global Select Market under the symbol "GO".
Our Growth Strategies
We plan to continue to drive sales growth and profitability by maintaining a steadfast focus on our value proposition and executing on the following strategies:
•Drive Comparable Sales Growth. We expect that our compelling value proposition will continue to enable us to attract new customers, drive repeat visits, increase basket sizes for existing customers and, as a result, generate strong comparable store sales growth. We strive to increase comparable sales by (i) delivering more opportunistic deals and expanding our offerings; (ii) supporting our IOs in enhancing the customer experience through inventory planning and other tools; and (iii) increasing customer awareness and engagement by executing on our marketing strategies.
•Execute on Store Expansion Plans. We believe the success of our stores across a broad range of geographies, population densities and demographic groups creates a significant opportunity to profitably increase our store count in existing and new local regions and states.
•Implement Productivity Improvements to Reinvest in Our Value Proposition. Our seasoned management team has a proven track record of growing our business while maintaining a disciplined cost structure. Over the past several years, we have made significant investments that have laid a solid foundation for future growth. We have implemented and will continue to identify and implement productivity improvements through both operational initiatives and system enhancements. We intend to reinforce our value proposition and drive further growth by reinvesting future productivity improvements into enhanced buying and selling capabilities.
Fiscal 2022
Macroeconomic Conditions. During fiscal 2022, our business was and continues to be impacted by current macroeconomic conditions including supply chain and labor challenges, inflation, and changes in consumer behavior. Our IOs also faced and continue to face staffing challenges and increased labor costs within their businesses.
Like many companies in the grocery and retail sectors, we continue to experience increased product costs, which is being reflected in part in higher retail pricing. These cost increases resulted in part from supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions. We continue to utilize our unique buying model, our strong vendor relationships and our agile approach to inventory management to offer customers a compelling product assortment at a deep competitive value.
Additionally, planned construction and opening of new stores during fiscal 2022 was, and may continue to be, negatively impacted due to both increased lead times to acquire materials, obtain permits and licenses as well as higher construction and development related costs. In fiscal 2022, we opened 27 new stores, which was below our long-term strategic goal of 10% unit growth.
E-Commerce. During fiscal 2021 and 2022, we entered into partnerships with three third-party grocery delivery companies to provide online shopping at most of our stores. We believe this e-commerce channel may allow us to expand our reach to existing and new customers and further leverage our existing retail footprint.
Products and Pricing
Each store offers a curated and ever-changing assortment of products, consisting of on-trend, quality, name-brand consumables and fresh products. Our product offering includes a constant rotation of opportunistic products, complemented by an assortment of competitively priced everyday staples, across grocery, produce, refrigerated and frozen foods, beer and wine, fresh meat and seafood, general merchandise and health and beauty care. We have continued to expand our product assortment to meet customer needs, including a wide selection of Natural, Organic, Specialty and Healthy ("NOSH"), fresh, ethnic and local products.
A typical Grocery Outlet basket is priced approximately 40% lower than conventional grocers and approximately 20% lower than discount retailers. Opportunistically sourced products represent approximately half of our purchasing mix. We refer to our best opportunistic purchases as "WOW!" deals, which generally represent deep discounts of 40% to 70%

relative to conventional retailers. These products encourage repeat shopper visits and typically sell quickly due to their compelling value, short duration and continually changing availability.
Procurement
Our flexible sourcing and supply chain model differentiates us from traditional retailers and allows us to provide customers with quality, name-brand consumables and fresh products at exceptional values. We take advantage of opportunities to acquire merchandise at substantial discounts that regularly arise from order cancellations, manufacturer overruns, packaging changes and approaching "sell-by" dates. As strong stewards of our suppliers' brands, we are a preferred partner of leading consumer packaged goods ("CPGs") with a reputation for making rapid decisions, purchasing in significant volumes and creatively solving their inventory challenges. Our buying strategy is deliberately flexible to allow us to react to constantly changing opportunities and customer preferences.
Our centralized sourcing team, consisting of our purchasing and inventory planning groups, have deep experience and decades-long relationships with leading CPG companies. Our team is highly selective when evaluating opportunities available to us and maintains a disciplined yet solutions-oriented approach. We are always seeking out and developing new supplier relationships to acquire desirable products at discounts that excite our customers. Our inventory planning group collaborates with and supports our buyers to ensure we purchase the appropriate type and quantity of products in order to maintain adequate inventory levels in key product categories.
We believe that we have a leading share of the large and growing excess inventory market. As we grow, we expect to have even greater access to quality merchandise due to our increased scale, broader supplier awareness and expanded geographic presence. While recent macroeconomic conditions have caused CPGs to reduce SKU assortment, we believe that this is temporary and we expect the supply of opportunistic products to expand as incumbent CPGs continue to invest in new products, brands and marketing. Additionally, we believe that changing consumer preferences will continue to support the proliferation of small and innovative CPG brands, and allow us to add new suppliers to our network.
We supplement our opportunistic purchases with competitively priced everyday staples in order to provide a convenient shopping experience. We typically source these staple products (e.g., milk, eggs, sugar) from multiple suppliers to lower our costs and we generally avoid long-term supply commitments to maintain the flexibility to pursue opportunistic buys as they arise.
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
We rely on our distribution and transportation network, including by means of truck, ocean and rail to provide goods to our distribution centers and stores in a timely and cost-effective manner. Deliveries to our stores occur from our distribution centers or directly from our suppliers. We distribute inventory through eight primary distribution centers, three of which we operate and five of which are operated by third parties. We have an in-house transportation fleet as well as strong transportation partner relationships that provide consistent performance and timely deliveries to our stores.
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
We generally share 50% of store-level gross profits with IOs, thereby incentivizing them to grow their business profitably and realize financial upside. The independent operator agreement (the "Operator Agreement") that we sign with each IO gives the IO broad responsibility over store-level decision-making, unlike a store manager of a traditional retailer. This decision-making includes merchandising, selecting a majority of products, managing inventory, marketing locally, directly hiring, training and employing their store workers and supervising store operations to carry out our brand's commitment to superior customer service. As a result, our IO model reduces our fixed costs, corporate overhead and exposure to wage inflation pressures and centralized labor negotiations.
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
As of December 31, 2022, 438 of our 441 stores were operated by IOs. We have entered into an Operator Agreement with each IO, which grants that IO a license to operate a particular Grocery Outlet Bargain Market retail store and to use our trademarks, service marks, trade names, brand names and logos under our brand standards. The Operator Agreement, along with our Best Business Practice Manual, defines our brand standards and sets forth the terms of the license granted to that IO. IOs have discretion to determine the manner and means for accomplishing their duties and implementing our brand standards. The success of this licensing arrangement depends upon mutual commitments by us and the IO to cooperate with each other and engage in practices that protect our brand standards and the reputation of our brand and enhance the sales, business and profit potential of the IO's store. The Operator Agreement provides that either the IO or we may terminate the Operator Agreement for any reason on 75 days' written notice, and that we may terminate the Operator Agreement immediately for cause.
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
As consignor of all merchandise, the aggregate sales proceeds belong to us. We, in turn, pay IOs a commission that is generally 50% of the store's gross profit in exchange for the IO's services in staffing and operating the store. Any spoiled, damaged or stolen merchandise, markdowns or price changes impact gross profit and therefore the IO's commission. We generally split these losses equally with IOs. As a result, IOs are exposed to the risk of loss of such merchandise and are incentivized to minimize any such losses.
We lease and build out each Grocery Outlet location. Under the Operator Agreement, we provide IOs with the right to occupy the store premises solely to operate the retail store on the terms set forth in the Operator Agreement. The Operator Agreement specifies the retail store that the IO is entitled to operate, but it does not grant the IO an exclusive territory, restrict us from opening stores nearby, or give the IO preference to relocate to another store as opportunities arise. As the store tenant, we fund the build-out of the store including racking, refrigeration and other equipment (which we maintain ownership of) and pay rent, common area maintenance and other lease charges. IOs must cover their own initial working capital requirements and acquire certain store and safety assets. IOs may fund their initial store investment from their existing capital, a third-party loan or, most commonly, through a loan from us (an "IO Note"). The IOs are required to hire, train and employ a properly trained workforce to enable the IO to fulfill its obligations under the Operator Agreement. IOs are responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes (i.e., withholding, contributions and payroll taxes and income taxes on commissions paid to them), fines, levies and other expenses attributable to their operations.
In a typical year, we receive and filter thousands of leads for prospective new IOs in pursuit of smart and entrepreneurially minded retail leaders to support our continued growth. After a robust screening and interview process, we select the top candidates to enter a rigorous Aspiring Operator in Training ("AOT") program with the goal of potentially becoming an IO. AOTs receive on-the-job training as an employee of an experienced IO that applies to serve as a training store for us, which gives AOTs the chance to experience first-hand what running a Grocery Outlet and managing employees will require. We supplement on-the-job training with classes at our headquarters, when available, and through online tutorials. Upon successful completion of the training program, AOTs submit business plans to apply for new stores as they become available. Those business plans generally include a competitive analysis of the local market, operational strategy, marketing plan and projected financial performance. Based on the strength of that business plan, including an AOT's familiarity with the local market, we ultimately select an IO as new store opportunities open and facilitate the transition.
Our Stores and Expansion Opportunities
As of December 31, 2022, our 441 total stores averaged approximately 14,000 square feet on the sales floor. We lease substantially all of our store locations, with initial lease terms of generally ten years and options to renew for two or three successive five-year periods.
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
We believe that new store growth remains our biggest driver of long-term stockholder value. We further believe the success of our stores across a broad range of geographies, population densities and demographic groups creates a significant opportunity to profitably increase our store count. In fiscal 2022 we opened 27 new stores, including 12 in California, seven in Pennsylvania, three in Idaho, three in Maryland, one in Oregon and one in New Jersey. We have a dedicated real estate team that utilizes a rigorous site selection process in order to source new store locations that generate strong overall returns. We deploy a store model that generates robust store-level financial results, strong cash flow and attractive returns. We target new stores of between 15,000 and 20,000 total square feet with an average of 4,000 square feet of non-selling space at an average net cash investment of approximately $2.0 million including store buildout (net of contributions from landlords), inventory (net of payables) and cash pre-opening expenses. As a result of earlier mentioned macroeconomic conditions, including supply chain and labor challenges, we have seen increased construction and development related costs that have impacted our average net cash investment in the near term. Based on our historical performance, we target sales of $5.5 million during the first year with sales increasing 25% to 30% cumulatively until reaching maturity in four to five years. Our underwriting criteria target an average year-four cash-on-cash return of approximately 35% and an average payback on investment within four years. On average, we aim for our stores achieve profitability during the first year of operations.
We intend to continue to expand our reach to additional customers and geographies across the United States. We believe that consumers' search for value will continue to be an important factor in retail. Moreover, we believe that they are increasingly focused on value, driving shopper traffic towards the deep discount channel. In the near term, we plan to grow our store base to capture whitespace in existing markets as well as contiguous regions. The COVID-19 pandemic and the current macroeconomic environment have contributed to significant issues with new store development, including labor and materials shortages as well as longer lead times in lease execution, site permitting and construction. While these challenges impacted our new store growth in 2022 and are expected to impact our new store growth in the first half of 2023, our long-term strategic goal is to expand our store base by approximately 10% annually by penetrating existing and contiguous regions. Over the long term, we believe the market potential exists to establish 4,800 locations nationally.
Marketing
Our ability to consistently deliver "WOW!" deals that generate customer excitement is our strongest marketing tool. We believe our value proposition has broad appeal with bargain-minded consumers. We promote brand awareness and drive customers to shop through centralized marketing initiatives along with local IO marketing efforts. As a result of this approach and local marketing campaigns funded by IOs, our marketing expense as a percent of sales is relatively low.
We focus our centralized marketing efforts to build brand awareness and communicate specific in-store deals to drive customer traffic, primarily through digital ads, emailed "WOW! Alerts," social media, television and radio commercials, print circulars and in-store and outdoor signage. We have increased our utilization of digital advertising, allowing us to more quickly develop, deploy and target marketing communications based on our changing inventories and store- specific deals. In addition to our digital ads, we distribute print circulars to align with major holidays and other key promotional events, such as Thanksgiving. We also market via television, streaming television platforms and radio (terrestrial and digital) to specific markets to build brand awareness and highlight the value we provide. We reinforce these efforts with in-store price and item signage as well as outdoor marketing via billboards and truck wraps. In fiscal 2022, we tested and began piloting a mobile personalization app that we plan to launch to all of our stores during fiscal 2023. The app tracks customer savings and provides new, trending and top selling items as well as curated product recommendations based on user preferences.
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
The competitive landscape is highly fragmented and localized; however, our customers most often cite Walmart and Safeway as retailers where they also shop for consumables. We see discount retailers of consumable products, which include Costco, WinCo, Target, Trader Joe's, Aldi and Lidl, as competitors given their broad product offerings at low prices relative to conventional grocery stores. We compete with both conventional grocery stores and discounters by offering an ever-changing selection of name-brand products in a fun, treasure hunt shopping environment at a significant discount.
Many competitors and a number of pure online retailers are attempting to attract customers by offering various forms of e-commerce. We have embraced online and digital marketing, including recently piloting a mobile personalization app and rolling out online shopping to our stores through partnerships with online grocery delivery companies.
Beyond competition for consumers, we compete against a fragmented landscape of opportunistic purchasers, including retailers (e.g., Big Lots and 99 Cents Only) and wholesalers to acquire excess merchandise for sale in our stores. Our established relationships with most of our suppliers along with our distribution scale, buying power, financial credibility and responsiveness often makes us the first call for available deals.
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
We modify, update and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to enhanced systems; integrating new service providers; and adding enhanced new functionality, such as cloud computing technologies. In addition, we have a customized enterprise resource planning system, components of which have been replaced and additional components of which we are currently replacing, including our financial ledger, inventory management platform and product data warehouse system. We also will continue to identify and implement productivity improvements through both operational initiatives and system enhancements, such as category assortment optimization, improved inventory management tools and greater purchasing specialization.
We also have built a series of tools that empower IOs to make intelligent decisions to grow their business from improving product ordering, reducing shrink, and gaining intelligence into their store performance and profitability. We believe these investments have resulted in valuable business insights and operational improvements.
Trademarks and Other Intellectual Property
We own federally registered trademarks related to our brand, including "GROCERY OUTLET BARGAIN MARKET", "WOW!", "NOSH" and "BARGAIN BLISS" In addition, we maintain trademarks for the images of certain logos that we use, including the "GROCERY OUTLET BARGAIN MARKET" logo, the "NOSH" logo and the "WOW!" logo. We are also in the process of pursuing several other trademarks to further identify our services. We have disclaimed the terms "GROCERY OUTLET" and "MARKET" with respect to our "GROCERY OUTLET BARGAIN MARKET" trademarks, among other disclaimed terms with respect to our registered trademarks and trademark applications.
Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also own several domain names, including www.groceryoutlet.com and www.ownagroceryoutlet.com, and registered and unregistered copyrights in our website content. Our Operator Agreement grants the IOs a limited, non-exclusive license to use our trademarks solely in connection with the operation and promotion of their store and not in connection with other activities. To maintain quality of use of our trademarks, we exercise actual control over the IO's use of our trademarks and IOs are not permitted to sublicense our trademarks to others. We attempt to obtain registration of our trademarks as practical and pursue infringement of those marks when appropriate. We rely on trademark and copyright laws, trade-secret protection and confidentiality, license and other agreements with the IOs, suppliers, employees and others to protect our intellectual property.
Regulations
We and the IOs are subject to regulation by various federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the U.S. Department of Agriculture (the "USDA") the Consumer Product Safety Commission and the Environmental Protection Agency. We and the IOs are also subject to various federal, state and local laws and regulations, including those governing labor and employment, including minimum wage requirements, advertising, privacy, safety and environmental protection and consumer protection regulations, including those that regulate retailers and/or govern product standards, the importation, transportation, promotion and sale of merchandise, packaging material safety and recycling and the operation of stores and warehouse facilities. In addition, we and the IOs must comply with provisions regulating health and sanitation standards, food labeling, non-food labeling and licensing for the sale of food and alcoholic beverages. We actively monitor changes in these laws. In addition, we and the IOs are subject to environmental laws, including but not limited to hazardous waste laws, regulations related to refrigeration and stormwater, pursuant to which we and/or the IOs could be strictly and jointly and severally liable, regardless of our knowledge or responsibility.
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
The FDA also exercises broad jurisdiction over the labeling and promotion of food. Under certain circumstances, this jurisdiction extends even to product-related claims and representations made on a company's website or similar printed or graphic media. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of identity, net quantity, nutrition facts, ingredient statements and allergen disclosures. The FDA also regulates the use of structure/function claims, health claims, nutrient content claims and the disclosure of calories and other nutrient information for frequently sold items. In addition, compliance dates on various nutrition initiatives that impacted supply chain participants, such as in relation to partially hydrogenated oils, went into effect in 2021.
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
EBT Payments—Approximately 13% of our net sales are in the form of Electronic Benefits Transfer ("EBT") payments and a substantial portion of these payments may be related to benefits associated with the Supplemental Nutritional Assistance Program ("SNAP"). The U.S. Department of Agriculture regulates these programs and their eligibility requirements. The registration and ongoing compliance requirements for SNAP participation are fairly complex and each of the IOs holds their registration under the name of their business entity and is responsible to ensure that their employees consistently comply with all SNAP rules.
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
Human Capital Management
Employees—Our people are at the heart of who we are and what we do. They are key to achieving our business goals and growth strategy. As of December 31, 2022, we had 969 employees, 864 of whom were full-time and 105 of whom were part-time. As of December 31, 2022, 470 of our employees were based at our corporate headquarters in Emeryville, California, and our Leola, Pennsylvania office, 144 of which were classified as field employees. As of December 31, 2022, our distribution centers employed 360 persons. The remaining 139 employees were employees in our Company-operated stores. As of December 31, 2022, 103 of our employees were union employees, all of whom were employees at two Company-operated stores. We have experienced no material interruptions of operations due to disputes with our employees and consider our relations with our employees to be very good.

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
Employee Development—We seek to grow leaders at every level of our organization by creating a culture of mentoring and coaching. As part of our succession planning, we prioritize growing talent internally within our organization and invest resources to develop our employee's skill sets and career path. As an example, our current Chief Executive Officer, Robert Joseph Sheedy, Jr., joined Grocery Outlet in 2014 as our Vice President of Strategy and thereafter was promoted three times before becoming President and Chief Executive Officer in January 2023. Some of our offerings during 2022 (offered virtually and, in some cases, in person) included:
•Certification program opportunities, including offerings in personal growth and professional development;
•Lunch and learn events, featuring a wide variety of personal development topics and industry speakers; and
•Individual coaching for leadership development, and other leadership training on an ad hoc basis
We encourage internal promotions and hiring for open positions. During fiscal 2022, we promoted 42 corporate and field employees.
Employee Health and Safety—Providing a safe and compliant working environment and ensuring safety is critical to the Company. We have robust safety programs in place to prevent workplace injury and illness. In fiscal 2022, we refined and adopted additional safety training initiatives in a variety of areas, including among others, hazard communications, fire prevention, emergency action playbooks, blood borne pathogens, health illness avoidance, and active shooter. These refinements and initiatives are ongoing. We also maintain a Safety Committee for our distribution center employees and our Safety Department regularly provides new injury avoidance information at monthly distribution center employee-wide meetings. Additionally, we provide detailed health and safety resources to our independently operated stores, including specific information and requirements by state to support their adherence to compliance.
Employee Compensation and Benefits—We provide compensation and comprehensive benefits designed to recruit, reward and retain the talent necessary to advance our mission, meet our business goals and execute our long-term growth strategy. Our compensation components vary by employee level and include cash based compensation, cash bonuses, equity awards and a profit-sharing program. Additionally, we provide generous and highly competitive health and welfare benefits programs.
Diversity, Equity and Inclusion—We report annually on employment data, including ethnicity, in line with Equal Opportunity Commission ("EEOC") guidelines and we believe that a diverse and inclusive team is critical to our long-term business success.

December 31, 2022
Employee Diversity
Women	37%
Women in Director and above roles	34%
Racially and ethnically diverse	60%
Racially and ethnically diverse in Director and above roles	31%
In fiscal 2022, of the 42 promoted corporate and field employees, 50% were female and 50% were racially and ethnically diverse.
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
Information about our Executive Officers
The following table sets forth information about our executive officers as of the date of this filing:

Name	Age	Position
Robert Joseph Sheedy, Jr	48	President and Chief Executive Officer
Charles C. Bracher	50	EVP, Chief Financial Officer
Andrea R. Bortner	60	EVP, Chief Human Resources Officer
Pamela B. Burke	55	EVP, Chief Stores Officer
Steven K. Wilson	58	EVP, Chief Purchasing Officer
Luke D. Thompson	50	SVP, General Counsel and Secretary
Set forth below is a brief description of the business experience of our executive officers. All of our officers serve at the discretion of our Board of Directors.
Robert Joseph Sheedy, Jr. has served as our President, Chief Executive Officer and as a director since January 2023. Previously, Mr. Sheedy served as our President from January 2019 to December 2022, as our Chief Merchandise, Marketing & Strategy Officer from April 2017 to December 2018, our Chief Merchandise & Strategy Officer from March 2014 to April 2017 and our Vice President, Strategy from April 2012 to February 2014. Before joining us, Mr. Sheedy served in various roles at Staples Inc., an office supply company, from 2005 to 2012, most recently as their Vice President, Strategy.
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
Pamela B. Burke has served as our EVP, Chief Stores Officer since January 2022. Ms. Burke previously served as our EVP, Chief Administrative Officer, General Counsel and Secretary from January 2019 to December 2021 and our General Counsel and Secretary from June 2015 to December 2018. Before joining us, Ms. Burke served in various management positions at CRC Health Group, Inc., a provider of specialized behavioral health services, most recently as Senior Vice President of Legal, HR and Risk from April 2010 to February 2015.
Steven K. Wilson has served as our EVP, Chief Purchasing Officer since January 2023. Previously, Mr. Wilson served as SVP, Chief Purchasing Officer from September 2020 to December 2022, as our Senior Vice President of Purchasing from February 2018 to August 2020 and as our Vice President of Purchasing from July 2006 to January 2018. Prior to being appointed Vice President of Purchasing, Mr. Wilson served in various positions of increasing responsibility with us since 1994.
Luke D. Thompson has served as our SVP, General Counsel and Secretary since July 2022. Before joining us, Mr. Thompson served in various roles at Big 5 Sporting Goods, a sporting goods retailer, from 2002 to 2022, most recently as Executive Vice President, General Counsel and Secretary.

ITEM 1A. RISK FACTORS
The following risk factors are important to understanding various statements in this Annual Report on Form 10-K or elsewhere. The factors described below, individually or in the aggregate, could materially adversely affect our business, business prospects, financial condition, operating results, cash flows and stock price, and may cause actual results, performance or achievements in future periods to differ materially from those assumed, projected or contemplated. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time.
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
•failure to open, relocate or remodel stores on schedule and on budget;
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
•natural or man-made disasters, unusual weather conditions (which may become more frequent due to climate change), power outages, major health epidemics, pandemic outbreaks, terrorist acts, global political events or other serious catastrophic events and the concentration of our business operations;
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
Risks Related to Accounting, Tax and Financial Statement Matters
•risks associated with tax matters, including changes in tax laws;
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
Our business is dependent on our ability to strategically source a sufficient volume and variety of opportunistic products at attractive pricing. While opportunistic buying, operating with appropriate inventory levels and frequent inventory turns are key elements of our business strategy, they subject us to risks related to the pricing, quantity, mix, quality and timing of inventory flowing to our stores. We do not have significant control over the supply, cost or availability of many of the opportunistic products offered for sale in our stores. Shortages or disruptions in the availability of quality products that excite our customers and drive customer traffic could have a material adverse effect on our business, financial condition and results of operations. As our store base continues to grow, our ability to secure opportunistic products in sufficient quantities may become more difficult.
All of our inventory is acquired through purchase orders and we generally do not have long-term contractual agreements with our suppliers that obligate them to provide us with products exclusively or at specified quantities or prices, or at all. Any of our current suppliers may decide to sell products to our competitors and may not continue selling products to us. In order to retain our competitive advantage, we need to continue to develop and maintain relationships with qualified suppliers that can satisfy our standards for quality and our requirements for delivery of products in a timely and efficient manner at attractive prices. The need to grow existing relationships and develop new relationships with qualified suppliers is particularly important as we seek to continue to expand our operations and enhance our product offerings in the future.
Manufacturers and distributors of name-brand, large volume products have become increasingly consolidated. Further consolidation of manufacturers or distributors could reduce our supply options and detrimentally impact the terms under which we purchase products. If one or more of our existing significant suppliers were to be unable or unwilling to continue providing products to us on attractive terms, or at all, we may have difficulty finding replacement suppliers on commercially reasonable terms or at all. The loss of one or more of our existing significant suppliers or our inability to develop relationships with new suppliers could reduce our competitiveness, slow our plans for further expansion and cause our net sales and operating results to be materially adversely affected.
Our supply chain is subject to risks, including distribution and transportation, labor disputes or constraints, union organizing activities, financial liquidity, inclement weather, natural disasters, significant public health and safety events, supply constraints and general economic and political conditions that could limit their ability to provide us with quality products. As discussed in "Item 1. Business" and elsewhere in these risk factors, these risks have in the past delayed or precluded, and may in the future delay or preclude, delivery of product to us on a timely basis or at all.
We may not be able to successfully identify trends to meet consumer demand and maintain an appropriate level of opportunistic products.
We depend on repeat visits by our customer base to drive sales, and we rely on desirable opportunistic products at discounts to excite our customers to make such repeat visits. Consumer preferences often change rapidly and without warning. We may not successfully address consumer trends or be able to acquire desirable opportunistic products, and we expect competition for customers to increase as online shopping by customers continues to expand. In response to recent macroeconomic conditions, many CPGs reduced SKU assortment, resulting in lower levels of opportunistic product.
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
After many years of consecutive growth in comparable store net sales, we had year-over-year declines in fiscal 2021, primarily due to outsized financial performance in fiscal 2020 and continued impacts of the COVID-19 pandemic, including changes in consumer behavior, supplier issues and other related challenges. While fiscal 2022 was a year of comparable positive sales growth, our comparable store sales growth in future years could be lower than our historical average or our future target for many reasons, many of which we do not significantly control, including general economic conditions that may not favor our model, operational performance (including by the IOs), price inflation or deflation, or changes in response to competitive factors, changes in our existing supplier relationships or our inability to develop new supplier relationships, industry competition (e-commerce), new competitive entrants near our stores, price changes in response to competitive factors, any comparison year or quarter having above-average net sales results, possible supply shortages or other operational disruptions, the number and dollar amount of customer transactions in our stores, our ability to provide product or service offerings that generate new and repeat visits to our stores and the level of customer engagement that we and the IOs provide in our stores. In addition, we may not accurately model cannibalization by our new stores when we open new stores in established markets, which could reduce comparable store sales.
Our growth strategy is highly dependent on our ability to identify and open future store locations and relocate or remodel existing store locations in new and existing markets.
We believe that new store growth remains our biggest driver of long-term stockholder value. We opened 27 new stores in fiscal 2022. Our ability to open stores in a timely and successful manner depends in part on the following factors: the availability of attractive store locations (including stores that will not compete significantly with existing stores and that can be reasonably serviced by our distribution network) and rent prices; the costs of construction and the availability of construction labor and materials; the absence of entitlement processes or occupancy delays; the ability to negotiate acceptable lease and development terms; our relationships with current and prospective landlords; the ability to attract potential IOs who are strong entrepreneurs; the ability to secure and manage the inventory necessary for the launch and operation of new stores; the availability of capital funding for expansion; and general economic conditions. Any or all of these factors and conditions could materially adversely affect our growth and profitability.
Our long-term goal is to expand our store base by approximately 10% annually over the next several years. However, we cannot assure you that we will be able to consistently (on a year-over-year basis) achieve this level of new store growth and we were below that goal for fiscal 2022. Over the last two years, planned construction and opening of new stores have been, and may continue to be, negatively impacted due to labor and materials shortages as well as longer lead times in lease execution, site permitting and construction. These challenges impacted our new store growth in 2022 and are expected to continue to impact our new store growth in the first half of 2023 with fiscal 2023 store openings weighted towards the second half of the year. Additionally, we may desire to or need to expand into neighboring states and regions in the United States and/or engage in acquisitions to meet our growth goals, and such expansion heightens the risks, challenges and uncertainties of development. We may not have the level of cash flow or financing necessary to support our growth strategy. Further, much of our new store growth is in new markets where we do not have the same brand recognition at this time. Our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less efficiently, which in turn could cause deterioration in the financial performance of our existing stores. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores on a timely basis and on budget, our operations, financial condition and operating results would be materially and adversely affected.
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
A critical differentiator of our business is our ability to offer value to our customers, including offering prices that are substantially below those offered by some of our competitors. We carefully monitor the market prices of our products in order to maintain our price advantage and reputation. Recently, we have experienced varying levels of inflation, resulting in part from various supply disruptions, increased shipping/transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions caused by the recent economic environment, which we have not been able to fully offset through price increases. Our IOs have experienced increased costs related to labor and utilities, among others. If costs of goods continue to increase and our suppliers seek price increases from us, we may not be able to mitigate such increases and have sometimes, and may continue to, increase our prices, which could deter customer traffic and reduce the number and average basket size of customer transactions. Some of our larger competitors are in a better position to absorb cost increases while maintaining price competitiveness. If our competitors are more competitive on pricing relative to our pricing, we may lose customers and mark down prices. Our gross margins and profitability also may be adversely impacted by higher supply costs that we cannot fully pass along or if we need to lower product prices due to competition. As a result of our low-price model, the foregoing competitive pressures may reduce our profitability and materially adversely affect our business, financial condition and results of operations.
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
While we recently began piloting a mobile personalization app, which informs customers of new and top selling items, provides curated product recommendations and tracks savings, we do not maintain a traditional loyalty program for customers, and our competitors may be able to offer their customers promotions or loyalty program incentives that could result in fewer shopping trips to or purchases from our stores. If we are unable to retain the loyalty of our customers, our sales could decrease and we may not be able to grow our store base as planned, which could have a material adverse effect on our business, financial condition and results of operations. Certain of our competitors have established, long-standing, mobile apps and personalized marketing. There can be no assurance that our investment in this area will be repaid.

If we fail to maintain our reputation and the value of our brand, including protection of our intellectual property rights, our sales and operating results may decline and the carrying value of our goodwill and other intangible assets may be impaired.
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
We regard our intellectual property, including trademarks and service marks, as having significant value, and our brand is an important factor in the marketing of our stores. We monitor and protect against activities that might infringe, dilute or otherwise violate our trademarks and other intellectual property and rely on trademark and other laws of the United States, but we may not be able or willing to successfully enforce our trademarks or intellectual property rights against competitors or challenges by others. For example, we are aware of certain companies in jurisdictions where we do not currently operate using the term "GROCERY OUTLET." Moreover, we have disclaimed the terms "GROCERY OUTLET" and "MARKET" with respect to our "GROCERY OUTLET BARGAIN MARKET" trademarks, among other disclaimed terms with respect to our registered trademarks and trademark applications. If a third party uses such disclaimed terms in its trademarks, we cannot object to such use. Additionally, if we fail to protect our trademarks or other intellectual property rights, others may copy or use our trademarks or intellectual property without authorization, which may harm the value of our brand, reputation, competitive advantages and goodwill and adversely affect our financial condition, cash flows or results of operations. Actions we have taken to establish and protect our intellectual property rights may not be adequate.
There may in the future be opposition and cancellation proceedings from time to time with respect to some of our intellectual property rights. We have initiated, and may in the future initiate, oppositions and cancellation proceedings to thwart third party filings that encroach upon our intellectual property rights. In some cases, litigation may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, if available at all, required to rebrand our products and/or prevented from selling some of our products if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks, copyrights, patents or other intellectual property rights. Bringing or defending any such claim, regardless of merit, and whether successful or unsuccessful, could be expensive and time-consuming and have a negative effect on our business, reputation, results of operations and financial condition.
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
Significant disruption in our distribution network and our timely receipt of inventory has had in recent years, and could continue to have, an adverse impact on our operating performance.
We rely on our distribution and transportation network to provide goods to our distribution centers and stores in a timely and cost-effective manner. Our stores are highly dependent on the successful operations of our distribution network, including because IOs typically order multiple deliveries per week and many of our products have a limited shelf life from the time of purchase, particularly opportunistic buys and fresh foods. Deliveries to our stores occur from our distribution centers or directly from our suppliers. We use three primary leased distribution centers that we operate and five primary distribution centers operated by third-parties. Any disruption, unanticipated or unusual expense or operational failure related to this process could affect store operations negatively. For example, during fiscal 2021 labor shortages and supply chain disruptions caused logistical challenges for us and many other businesses in the retail industry, causing delay in product delivery to our distribution centers, stores and customers. These logistical challenges caused increased costs to deliver goods to our stores resulting from increased fuel costs, increased carrier rates and driver wages as a result of driver shortages, a decrease in transportation capacity, and slowdowns. If similar circumstances were to occur and persist, they could have a material adverse impact on our operations and our ability to generate sales and earn profits.
In addition, events beyond our control, such as disruptions in operations due to fire, adverse weather conditions or other catastrophic events or labor disagreements, may result in delays in the delivery of merchandise to our stores. While we maintain business interruption insurance, in the event our distribution centers are shut down for any reason, such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. Furthermore, there can be no guarantee that we will be able to renew the leases or third-party distribution and transportation contracts, as applicable, on our distribution centers on attractive terms or at all, which may increase our expenses and cause temporary disruptions in our distribution network.
As we continue to implement our store growth strategy, our distribution centers may not have sufficient capacity to optimally support all of our stores and effectively managing our distribution network and distribution centers will become more complex. Our new store locations receiving shipments may be further away from our distribution centers, which may increase transportation costs and may create transportation scheduling strains, or may require us to add additional facilities to the network.
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
Typically, the largest portion of a store's operating expense that we bear is the cost associated with leasing the location. Our total lease payment obligations for all operating leases in existence as of December 31, 2022 was $117.2 million for fiscal 2023 and $1.3 billion in aggregate for fiscal years 2024 through 2041, and these obligations will increase as we open new stores that are leased. We are also generally responsible for property taxes, insurance and common area maintenance for our leased properties. If we are unable to make the required payments under our leases, the lenders or owners of the relevant leased properties, distribution centers or administrative offices may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under our Credit Agreement (defined below), which could cause the counterparties under those agreements to accelerate the obligations due thereunder.
The operating leases for our store locations, distribution centers and administrative offices expire at various dates through 2041. When the lease term for our stores expire, we may be unable to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to close stores or to relocate stores within a market on less favorable terms. Any of these factors could cause us to close stores in desirable locations, which could have a material adverse impact on our results of operations.

Over time, current store locations may not continue to be desirable because of changes in demographics within the surrounding area or a decline in shopping traffic. While we have the right to terminate some of our leases under specified conditions, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally include paying rent and operating expenses for the balance of the lease term. When we assign leases or sublease space to third parties, we may have to pay a portion of the rent and other expenses and we can remain liable on the lease obligations if the assignee or sublessee does not perform.
We have very limited experience competing in the growing online retail marketplace.
During fiscal 2021 and 2022, we entered into partnerships with three third party grocery delivery companies to provide online shopping at our stores. Certain of our competitors and a number of pure online retailers have established robust online operations and significantly increased their online sales and presence in recent years.
Increased competition from online grocery retailers and our lack of a robust online retail presence may reduce our customers' desire to purchase products from us. If we decide to expand our online shopping business, we will be exposed to new risks and challenges. Furthermore, there can be no assurance that any investments that we make to expand our online shopping capabilities will result in a positive return on investment. These factors could have a material adverse effect on our business, financial condition and results of operations.
Natural or man-made disasters, unusual weather conditions, power outages, major health epidemics, pandemics, terrorist acts, political events and other serious catastrophic events could disrupt our business, may expose us to unexpected costs and negatively affect our financial performance. The current concentration of our stores creates an exposure to local or regional impacts of such events and local economic downturns.
Our business has been and could in the future be severely impacted by natural or man-made disasters and unusual weather conditions (which may become more frequent due to climate change), power outages, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events beyond our control. In the event of a natural or man-made disaster, governments have and, in the future, may declare a state of emergency and impose regulations on business operations. These occurrences could adversely impact our business by causing direct asset or inventory losses or physical damage to our distribution centers or our stores, store closures, reduced customer traffic or changed shopping behaviors, disruptions to production, supply and delivery of products to our stores, staffing shortages, increased costs or disruptions to our information systems and other systems. With respect to future outbreaks, to the extent that a pathogen is, or is perceived to be, food-borne, the price and availability of certain food products may be impacted and could cause our customers to consume less of such product.
As of December 31, 2022, we operated 257 stores and distributed product from four distribution centers in California in addition to having our administrative offices in California, making California our largest market, representing 58% of our total stores. As a result, our business is currently more susceptible to any unforeseen events or circumstances of the types described above that negatively affect these areas as well as regional conditions, economic downturns or disruptions, such as changes in demographics, population and employee bases, wage increases, property tax increases, and changes in economic conditions, than the operations of more geographically diversified competitors. For example, there have been significant fires across the west coast of the United States from 2018 through 2022, causing a number of stores to be closed as well as suffer inventory losses related to power outages and evacuations. In 2018, our store in Paradise, California, burned down entirely. The frequency and severity of wildfires may increase in the future due to climate change.
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
Certain types of events, such as earthquakes or wildfires, may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. Our retail stores located in California, and the inventory in those stores, are not currently insured against losses due to earthquakes. We have experienced significant challenges in renewing the insurance policies for our stores and insurers have incurred substantial losses related to property claims from fires, floods and other catastrophic events and are significantly increasing policy premiums, increasing their requirements around building engineering standards or cutting back capacity for coverage offerings to layered/quota share. For example, there have been significant fires across the west coast of the United States from 2018 through 2022. In 2018, our store in Paradise, California, burned down entirely and we have also suffered inventory losses related to power outages and evacuations due to fires. These risks may be exacerbated in the future due to climate change. To offset negative insurance market trends, we may elect to increase our self-insurance coverage, accept higher deductibles or reduce the amount of coverage.
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
If we or our IOs are unable to attract, train and retain qualified employees, our financial performance may be negatively affected.
Our future growth, performance and positive customer experience depends on our and the IOs' ability to attract, train, retain and motivate qualified employees who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and customers. We and the IOs face intense competition for management personnel and hourly employees. If we and the IOs are unable to attract and retain adequate numbers of qualified employees, our operations, customer service levels and support functions could suffer. There is no assurance that we and the IOs will be able to attract or retain highly qualified employees to operate our business.
Labor relation difficulties could materially adversely affect our business.
Employees at two Company-operated stores are represented by the United Food and Commercial Workers Union. Our employees and those of the IOs have the right at any time to form or affiliate with a union. As we continue to grow, enter different regions and operate distribution centers, unions may attempt to organize the employees of our different IOs or our distribution centers within certain regions. If we determine to open more Company-operated stores, we may have additional employees represented by unions. We cannot predict the adverse effects that any future organizational activities will have on our business, financial condition and operating results. If we or the IOs were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition and operating results.
Our success depends in part on our executive officers and other key personnel.
We believe that our success depends to a significant extent on the skills, experience and efforts of our executive officers and other key personnel. Due to the uniqueness of our model, the unexpected loss of services of any of our executive officers or other key personnel could have a material adverse effect on our business and operations. We do not maintain key person insurance on any of our key personnel. Effective January 1, 2023, Mr. Sheedy was appointed President and Chief Executive Officer following the retirement of Mr. Lindberg as Chief Executive Officer and his transition to Chairman of the Board. There can be no assurance that our executive succession planning, retention or hiring efforts will be successful. Competition for skilled and experienced management in our industry is intense, and we may not be successful in attracting and retaining qualified personnel.

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
General conditions in the United States and global economy that are beyond our control may materially adversely affect our business and financial performance. While we have not previously been materially adversely affected by periods of decreased consumer spending, any factor that could materially adversely affect the disposable income of our customers could decrease our customers' spending and number of trips to our stores, which could result in lower sales, increased markdowns on products, a reduction in profitability due to lower margins and may require increased selling and promotional expenses. These factors include but are not limited to unemployment, minimum wages, significant public health and safety events, inflation and deflation, the threat, outbreak or escalation of terrorism, military conflicts, or other hostilities and related international sanctions (such as the ongoing Russia-Ukraine conflict), trade wars and interest and tax rates.
Many of the factors identified above also affect commodity rates, costs of transportation, leasing, labor, insurance and healthcare, the strength of the U.S. dollar, measures that create barriers to or increase the costs associated with international trade, changes in laws, regulations and policies and other economic factors, all of which may impact our cost of goods sold and our selling, general and administrative expenses, which could materially adversely affect our business, financial condition and results of operations. These factors could also materially adversely affect our ability to plan and execute our strategic initiatives, invest in and open new stores, prevent current stores from closing, and may have other material adverse consequences which we are unable to fully anticipate or control, all of which may materially adversely affect our sales, cash flow, results of operations and performance. We have limited or no ability to control many of these factors.
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
The outstanding aggregate balance of notes receivable from IOs has increased over time as we have accelerated new store growth combined with increases to initial IO capital and working capital requirements. This balance may continue to increase as we open new stores. Further, during the COVID-19 pandemic we temporarily reduced interest rates on certain outstanding IO notes. There were $37.5 million and $34.2 million of notes to IOs outstanding as of December 31, 2022 and January 1, 2022, respectively, with allowances of $13.2 million and $11.3 million as of December 31, 2022 and January 1, 2022, respectively.
If we are unable to attract and retain qualified IOs, our financial performance may be negatively affected.
Our future growth and performance depend on our ability to attract, develop and retain qualified IOs who understand and appreciate our culture and are able to represent our brand effectively, in particular because the vast majority of our IOs operate a single store. A material decrease in profitability of the IOs may make it more difficult for us to attract and retain qualified IOs. While we use a variety of methods to attract and develop the IOs, including through our Aspiring Operators in Training ("AOT") program, there can be no assurance that we will continue to be able to recruit and retain a sufficient number of qualified AOTs and other candidates to open successful new locations in order to meet our growth targets. Our ability to maintain our current performance and achieve future growth additionally depends on the IOs' ability to meet their labor needs while controlling wage and labor-related costs.
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
The IOs are independent contractors. Independent contractors and the companies that engage their services have come under increased legal and regulatory scrutiny in recent years as courts have adopted new standards for these classifications and federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are found to have violated employees' overtime or wage requirements. Federal and state tax and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. For example, the California state legislature enacted AB-5, which became effective in California on January 1, 2020. AB-5 codified a new test for determining worker classification that is much narrower than the traditional standard in defining the scope of who is classified as an independent contractor. There has been limited guidance to date regarding interpretation or enforcement, and there is a significant degree of uncertainty regarding its application. In addition, AB-5 has been the subject of widespread national discussion and it is possible that other jurisdictions may enact similar laws. There is a risk that a governmental agency or court could disagree with our assessment that IOs are independent contractors or that other laws and regulations could change. If any IOs were determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, environmental and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings.

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
The IOs develop and operate their stores under terms set forth in our Operator Agreements. These agreements give rise to relationships that involve a complex set of mutual obligations and depend on mutual cooperation and trust. We have a standard Operator Agreement that we use with the IOs, which contributes to uniformity of brand standards. We generally have positive relationships with the IOs, based in part on our common understanding of our mutual rights and obligations under the Operator Agreement. However, we and the IOs may not always maintain a positive relationship or always interpret the Operator Agreement in the same way. Our failure to maintain positive relationships with the IOs could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to the IOs or stockholders or more costly to operate. Active and/or potential disputes with IOs could damage our brand image and reputation.
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
Moreover, an employee, contractor or third party with whom we work or to whom we outsource business operations may fail to monitor their or our systems effectively, may fail to maintain appropriate safeguards, may misuse the personal and/or confidential information to which they have access, may attempt to circumvent our security measures, may purposefully or inadvertently allow unauthorized access to our or their systems or to personal and/or confidential information or may otherwise disrupt our business operations. We and our customers could suffer harm if valuable business data or employee, customer and other proprietary information were corrupted, lost or accessed or misappropriated by third parties due to a security failure in our systems or those of our suppliers or service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, result in unwanted media attention and lost sales and expose us to risks of litigation and liability. In addition, as a result of recent security breaches and ransomware attacks at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which were material in fiscal 2022. As a result, we have incurred significant costs and will continue to incur such costs to monitor and safeguard our systems. We may incur significant costs if there is an unauthorized disclosure of personal information and we may not be able to comply with new regulations.
In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, the California Consumer Privacy Act ("CCPA"), which became effective on January 1, 2020, established a new privacy framework for covered businesses. In November 2021, California voters passed Proposition 24, also known as the California Privacy Rights Act ("CPRA"), which amends and expands the CCPA. The CCPA and CPRA provide new and enhanced data privacy rights to California residents, such as giving California consumers and employees the right to access and/or delete their personal information, affording consumers and employees the right to opt out of certain sales of personal information, as well as sharing for cross context behavioral advertising, and prohibiting covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA/CPRA rights. The CPRA went into effect January 1, 2023 and added definitions for "sensitive information" as well as "contractors," and bolstered the requirements for agreements that cover the exchange of data. CPRA also established a California Privacy Protection Agency, which is responsible for enforcement activities, rulemaking, and public awareness related to privacy and data protection. Any failure to comply with the laws and regulations surrounding the protection of personal information, privacy and data security could subject us to legal and reputational risks and costs, including significant fines for non-compliance, any of which could have a negative impact on revenues and profits.
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
Security breaches and other disruptions to our information technology networks and systems, including a disruption related to cybersecurity, could interfere with our operations and the operations of the IOs and our suppliers, any of which could have a material adverse effect on our business and financial performance.
Cyber-attacks are rapidly evolving and becoming more frequent. Such threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated and may not immediately produce signs of intrusion. A cyber incident could be caused by malicious outsiders (including state-sponsored espionage or cyberwarfare) or insiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. With more employees working remotely at times, there may be increased opportunities for unauthorized access and cyber-attacks. Further, the United States government has warned of the potential risk of Russian cyberattacks stemming from the ongoing Russian-Ukraine conflict.
It is possible that cyber attackers might compromise our security measures and obtain the personal and/or confidential information of the customers, IOs, employees and suppliers that we hold or our business information. Moreover, such cyber-attacks may disrupt access to our and/or our suppliers' networks and systems. Such disruptions could result in delays or cancellations of customer orders or delays or interruptions in the shipment of orders. In addition, cyber-attacks may cause us to incur significant remediation costs, result in delays and disruptions to key business operations, and divert attention of management and key information technology resources. These cyber-incidents could also subject us to liability, expose us to significant expense, and cause significant harm to our reputation and our business.
We rely on the integrity, security and consistent operation of a variety of information technology systems and back-up systems for the efficient functioning of our business, including point of sale, inventory management, purchasing, financials, logistics, accounts payable and human resources information systems. Such systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, cybersecurity breaches, cyber attacks (including malicious codes, worms, phishing and denial of service attacks and ransomware), software upgrade failures or code defects, natural disasters and human error. Damage or interruption to, or defects of design related to, these systems or the integration of such systems may require a significant investment to fix or replace, and we may suffer disruptions in our operations in the interim, loss or corruption of critical data and negative publicity, all of which could have a material adverse effect on our business or results of operations. Although we have taken steps designed to reduce the risk of these events occurring, there can be no guarantee that we or a third party on which we rely will not suffer one of these events. While we maintain cyber risk insurance intended to provide coverage in the event of a breach or other data security incident, there can be no assurance that these policies will cover all incidents that might occur or that the coverage limits under such policies will be adequate for any incidents, claims or damages that we might experience. Additionally, we are exposed to vulnerabilities with respect to our IO's information technology systems.
Any material challenges or difficulties in maintaining or updating our existing technology, including modernizing components of our existing system architecture, or developing or implementing new technology could have a material adverse effect on our business or results of operations.
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
As discussed under "Regulations" in Item I. Business, we and the IOs are subject to regulation by various federal agencies. If our products do not meet applicable safety standards or our customers' expectations regarding safety, we could experience lost sales, increased costs, litigation or reputational harm. Any lost confidence on the part of our customers would be difficult and costly to reestablish. Issues regarding the quality or safety of any food items sold by us, regardless of the cause, could have a substantial and adverse effect on our sales and operating results, as well as our reputation.
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
As of February 21, 2023, we entered into a new Credit Agreement (the "Credit Agreement") under which we had a significant amount of indebtedness comprised of total borrowings of $325.0 million. The Credit Agreement provides for senior secured credit facilities consisting of (i) a senior secured term loan facility of $300.0 million, which was fully drawn as of such date, and (ii) a senior secured revolving credit facility of $400.0 million, of which $25.0 million was drawn as of such date.
In addition, subject to limited restrictions in our Credit Agreement, we may be able to incur substantial additional debt in the future.
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
Furthermore, all of our debt under our Credit Agreement bears interest at variable rates. If these rates were to increase significantly, whether because of an increase in market interest rates or otherwise, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.
Restrictive covenants in our Credit Agreement may restrict our ability to pursue our business strategies, and failure to comply with any of these restrictions could result in acceleration of our debt.
The operating and financial restrictions and covenants in our Credit Agreement may materially adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Such restrictions and covenants limit our ability, among other things, to:
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

A breach of any of these covenants could result in a default under our Credit Agreement. Upon the occurrence of an event of default under our Credit Agreement, the lenders could elect to declare all amounts outstanding under our Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, these lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral to secure our Credit Agreement. Our future operating results may not be sufficient to enable compliance with the financial performance covenants in our Credit Agreement, and we may not have sufficient assets to repay amounts outstanding under our Credit Agreement. In addition, in the event of an acceleration of our debt upon a default, we may not have or be able to obtain sufficient funds to make any accelerated payments.
Furthermore, the terms of any future indebtedness we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in the event that we are not able to maintain compliance, we cannot assure you that we will be able to obtain waivers from the lenders or amend the covenants.

Risks Related to Accounting, Tax and Financial Statement Matters
Tax matters, including changes in tax laws, our ability to use deferred tax assets, and the impact of tax audits, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. We compute our income tax provision based on enacted federal and state tax rates. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and macroeconomic, political and other factors. For example, the results of U.S. Presidential and Congressional elections may lead to tax law changes. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdiction, or changes to existing accounting rules or regulations. For example, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program. In addition, as of January 1, 2023, the Tax Act requires research and experimental and software development expenditures attributable to research conducted in the United States to be capitalized and amortized ratably over a five-year period. Accordingly, the determination of our overall provision for income tax and other taxes is inherently uncertain as it requires significant judgement around complex transactions and calculations. As a result, fluctuations in our ultimate obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods where such determination is made.
In addition, certain states and local jurisdictions have approved or proposed gross receipt and other tax measures. For example, effective January 1, 2022, the City of Portland in Oregon enacted a 1% tax on net revenue greater than $5 million. Should similar tax measures succeed in other jurisdictions in which we operate, we expect that our operating expenses would increase.
As of December 31, 2022, we had tax-effected Federal and State deferred tax assets of $45.3 million and $3.1 million, respectively. Our ability to use our deferred tax assets is dependent on our ability to generate future earnings within the operating loss carry-forward periods. Of the $45.3 million tax effected Federal deferred tax asset, $11.3 million will expire beginning in 2032 and the remaining $34.0 million does not expire and will carryforward indefinitely. The tax effected State deferred tax asset will expire beginning in 2025. Some or all of our deferred tax asset could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Furthermore, we are required by accounting rules to periodically assess our deferred tax assets for a valuation allowance, if necessary. In performing these assessments, we use our historical financial performance to determine whether we have potential valuation allowance concerns and as evidence to support our assumptions about future financial performance. A significant decline in our financial performance could negatively affect the results of our assessments of the recoverability of our deferred tax assets. A valuation allowance against our deferred tax assets could be material and could have a material adverse impact on our financial condition and results of operations.
We may be subject to examinations in the future by federal, state and local authorities on income, employment, sales and other tax matters which may result in assessments of additional taxes. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could adversely affect our financial condition. We may engage in litigation regarding such matters, which may be time consuming and expensive and may not be successful. While we regularly assess the likelihood of adverse outcomes resulting from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and results of operations.
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
Our operating results have fluctuated from quarter to quarter at points in the past and they may do so in the future. Therefore, results of any one fiscal quarter are not a reliable indication of results to be expected for any other fiscal quarter or for any year. If we fail to control costs, appropriately adjust costs to actual results, increase our results over prior periods, achieve our projected results, or meet the expectations of securities analysts or investors, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance.
Since the beginning of our 2022 fiscal year through December 31, 2022 our common stock has traded at prices as low as $23.69 and as high as $46.37. The market price volatility of our common stock may continue due to fluctuations in our quarterly operating results or in response to other factors (regardless of our actual operating performance) included in this Risk Factors section and due to the following:
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
Furthermore, we currently do not expect to declare any dividends on our common stock in the foreseeable future. In addition, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under our Credit Agreement, and may be further restricted by the terms of any future debt or preferred securities. Your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
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
•the division of our Board of Directors into three classes (which provision sunsets in 2026);
•the ability of our Board of Directors to issue one or more series of preferred stock with powers, preferences and rights that may be senior or on parity with our common stock, which may reduce its value and could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change of control;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings; and
•certain limitations on convening special stockholder meetings.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2022, we leased 440 of our 441 stores and each of our self-operated distribution centers and warehouse facilities. The one remaining store was owned by an IO. Our stores are located in California (257), Washington (71), Oregon (60), Pennsylvania (27), Idaho (12), Nevada (9), Maryland (3) and New Jersey (2). Our initial lease terms for store locations are typically ten years with options to renew for two or three successive five-year periods. Our corporate headquarters, located in Emeryville, California, is leased under an agreement that expires in 2028, with an option to renew for a five-year period. Our three self-operated primary distribution centers range from approximately 100,000 square feet to approximately 400,000 square feet. Including options to renew, our primary distribution centers have leases expiring between 2024 and 2035.
We believe that our corporate and distribution center facilities are in good operating condition and adequate to support the current needs of our business.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be party to litigation that arises in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows, and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
The principal market on which our common stock is traded is the Nasdaq Global Select Market under the symbol "GO."
Stockholders
American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. As of February 23, 2023, there were 11 stockholders of record of our common stock. A substantially greater number of stockholders are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations, to finance the growth and development of our business and to reduce our net debt. Any determination to declare dividends in the future will be at the discretion of our Board of Directors, subject to applicable laws, and will be dependent on a number of factors, including our earnings, capital requirements and overall financial condition. In addition, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries. Further, our ability to pay dividends on our common stock is subject to restrictions under our Credit Agreement, and may be further restricted by the terms of any future debt or preferred securities. See NOTE 14— Subsequent Event to our Consolidated Financial Statements for additional information about our Credit Agreement.
Stock Performance Graph
The following graph shows a comparison of cumulative total return (equal to stock appreciation plus dividends) from June 20, 2019 (the date our common stock began trading on the NASDAQ Global Select Market) through December 31, 2022 for:
•Grocery Outlet Holding Corp.
•Nasdaq Global Market Composite Index
•Nasdaq US Benchmark Retailers Index

	6/20/2019	12/28/2019	6/27/2020	1/2/2021	7/3/2021	1/1/2022	7/2/2022	12/31/2022
Grocery Outlet Holding Corp.	$100.00	$117.40	$138.20	$137.67	$121.64	$99.19	$152.58	$102.39
Nasdaq Global Market Composite Index	$100.00	$107.91	$118.09	$170.37	$179.77	$142.69	$77.57	$67.69
Nasdaq US Benchmark Retailers Index	$100.00	$112.61	$137.13	$167.61	$185.68	$194.52	$134.38	$133.28
We are required to provide a line-graph presentation comparing cumulative stockholder returns on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by us. We have selected the Nasdaq Global Market Composite Index for the broad equity market index and the Nasdaq US Benchmark Retailers Index as the published industry index.
Notes:
•Assumes initial investment of $100.00 at our closing stock price on June 20, 2019 (our initial listing date). Total return includes reinvestment of dividends.
•If the accounting period end date ends on a day that is not a trading day, the preceding trading day is used.
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
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

In November 2021, our Board of Directors approved a share repurchase program. This program, effective November 5, 2021 and without an expiration date, authorized us to repurchase up to $100.0 million of our outstanding common stock utilizing a variety of methods including open market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and under a Rule 10b5-1 plan (which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws). During the quarter ended December 31, 2022, we did not repurchase any shares of common stock. As of December 31, 2022, we had $96.6 million of repurchase authority remaining under the share repurchase program.
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
For discussion related to the results of operations and changes in financial condition for fiscal 2021 compared to fiscal 2020 refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to fiscal 2022, fiscal 2021, and fiscal 2020 refer to the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively. Our 2022 and 2021 fiscal years consisted of 52 weeks while our 2020 fiscal year consisted of 53 weeks.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
OVERVIEW
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional grocers. Entrepreneurial independent operators ("IOs") run our stores and create a neighborhood feel through personalized customer service and a localized product offering. As of December 31, 2022, we had 441 stores in California, Washington, Oregon, Pennsylvania, Idaho, Nevada, Maryland and New Jersey.
Macroeconomic Conditions
During fiscal 2022 and continuing into fiscal 2023, our business was and continues to be impacted by current macroeconomic conditions including supply chain and labor challenges, inflation, and changes in consumer behavior, and our IOs have been impacted by staffing challenges and increased labor costs within their businesses. The extent of the continuing impact of these factors on our operational and financial performance will depend on many factors, including certain factors outside of our control.
We continue to utilize our unique buying model, our strong vendor relationships and our agile approach to inventory management to offer customers a compelling product assortment at a deep competitive value, however, like many companies in the grocery and retail sectors, we continue to experience increased product costs, which is being mitigated in part in higher retail pricing by us and IOs. These cost increases resulted in part from supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions. In addition to increased product costs, we have incurred greater selling, general and administrative expenses ("SG&A") related to personnel, travel, and other third party and operational costs due to the aforementioned factors. Further, planned construction and opening of new stores during fiscal 2022 was, and may continue to be, negatively impacted due to both increased lead times to acquire materials, obtain permits and licenses as well as higher construction and development related costs. In fiscal 2022 we opened 27 new stores, which was below our long-term strategic goal of 10% unit growth. Our planned new store growth in fiscal 2023 is also expected to be below our long-term strategic unit growth goal, however we expect the pace of openings to accelerate in the second half of the year to our 10% annualized new unit growth rate.
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

Fiscal 2022 Overview
Key financial and operating performance results for our fiscal 2022 compared to our fiscal 2021 were as follows:
•Net sales increased 16.2% to $3.58 billion for fiscal 2022 from $3.08 billion for fiscal 2021; comparable store sales increased by 11.8% in fiscal 2022.
•We opened 27 new stores and closed one, ending fiscal 2022 with 441 stores in eight states.
•Net income increased 4.4% to $65.1 million, or $0.65 per diluted share for fiscal 2022, compared to net income of $62.3 million, or $0.63 per diluted share, for fiscal 2021.
•Adjusted EBITDA(1) increased 17.4% to $214.7 million for fiscal 2022 compared to $182.9 million for fiscal 2021.
•Adjusted net income(1) increased 19.4% to $93.9 million, or $0.94 per adjusted diluted share(1) for fiscal 2022 compared to $78.6 million, or $0.79 per adjusted diluted share, for fiscal 2021.
_______________________
(1)Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share are non-GAAP financial measures, which exclude the impact of certain special items. Please note that our non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Beginning with the fourth quarter of fiscal 2022, we updated our definitions of adjusted EBITDA, adjusted net income and adjusted earnings per share to no longer exclude the impact of non-cash rent expense and the provision for (write-off of) accounts receivable reserves. The presentation for adjusted EBITDA, adjusted net income and adjusted earnings per share for fiscal 2021 and 2020 has been recast to reflect these changes and a reconciliation between the current and previous definitions of adjusted EBITDA, adjusted net income and adjusted earnings per share have been provided. See the "Operating Metrics and Non-GAAP Financial Measures" section below for additional information about these items, including their definitions, how management utilizes such non-GAAP financial measures and reconciliations of the non-GAAP measures and the most directly comparable GAAP measures.
Key Components of Results of Operations
Net Sales
We recognize revenues from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Discounts provided to customers by us are recognized at the time of sale as a reduction in net sales as the products are sold. Discounts that are funded solely by IOs are not recognized as a reduction in net sales as the IO bears the incidental costs arising from the discount. We do not accept manufacturer coupons. Net sales consist of net sales from comparable stores, described below under "Comparable Store Sales," and non-comparable stores. Growth of our net sales is generally driven by expansion of our store base in existing and new markets as well as comparable store sales growth. Net sales are impacted by the spending habits of our customers, product mix and supply, as well as promotional and competitive activities. Our ever-changing selection of offerings across diverse product categories supports growth in net sales by attracting new customers and encouraging repeat visits from our existing customers. The spending habits of our customers are affected by changes in macroeconomic conditions and discretionary income. Our customers' discretionary income is significantly impacted by wages, fuel and other cost-of-living increases including food-at-home inflation, as well as consumer trends and preferences, which fluctuate depending on the environment. Because we offer a broad selection of merchandise at extreme values, historically our business has benefited from periods of economic uncertainty.
Cost of Sales, Gross Profit and Gross Margin
Cost of sales includes, among other things, merchandise costs, inventory markdowns, inventory losses, transportation costs and distribution and warehousing costs, including depreciation. Gross profit is equal to our net sales less our cost of sales. Gross margin is gross profit as a percentage of our net sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is impacted by product mix and availability, as some products generally provide higher gross margins, and by our merchandise costs, which can vary. Gross margin is also impacted by the costs of distributing and transporting product to our stores, which can vary. Our gross profit is variable in nature and generally follows changes in net sales. While our disciplined buying approach has produced consistent gross margins throughout economic cycles, which we believe has helped to mitigate adverse impacts on gross profit and results of operations, changes in consumer demand like we experienced and continue to experience as a result of the current macroeconomic conditions, including inflationary cost increases for goods, labor and transportation, supply chain constraints and changes in discretionary income, have resulted and could continue to result in unexpected changes to our gross margins. The components of our cost of sales, as well as our gross profit and gross margin, may not be comparable to the same or similar measures of our competitors and other retailers.
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
Operating Income
Operating income is gross profit less SG&A, depreciation and amortization and share-based compensation. Operating income excludes interest expense, net, gain on insurance recoveries, loss on debt extinguishment and modification and income tax expense (benefit). We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net sales	$3,578,101	$3,079,582	$3,134,640
Cost of sales	2,486,002	2,130,796	2,161,293
Gross profit	1,092,099	948,786	973,347
Operating expenses:
Selling, general and administrative	889,347	773,718	772,409
Depreciation and amortization	75,206	68,358	55,479
Share-based compensation	32,556	17,615	38,084
Total operating expenses	997,109	859,691	865,972
Income from operations	94,990	89,095	107,375
Other expenses (income):
Interest expense, net	17,967	15,564	20,043
Gain on insurance recoveries	—	(3,970)	—
Loss on debt extinguishment and modification	1,274	—	198
Total other expenses (income)	19,241	11,594	20,241
Income before income taxes	75,749	77,501	87,134
Income tax expense (benefit)	10,697	15,191	(19,579)
Net income and comprehensive income	$65,052	$62,310	$106,713

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Percentage of net sales (1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.5%	69.2%	68.9%
Gross profit	30.5%	30.8%	31.1%
Operating expenses:
Selling, general and administrative	24.9%	25.1%	24.6%
Depreciation and amortization	2.1%	2.2%	1.8%
Share-based compensation	0.9%	0.6%	1.2%
Total operating expenses	27.9%	27.9%	27.6%
Income from operations	2.7%	2.9%	3.4%
Other expenses (income):
Interest expense, net	0.5%	0.5%	0.6%
Gain on insurance recoveries	—%	(0.1)%	—%
Loss on debt extinguishment and modification	—%	—%	—%
Total other expenses (income)	0.5%	0.4%	0.6%
Income before income taxes	2.1%	2.5%	2.8%
Income tax expense (benefit)	0.3%	0.5%	(0.6)%
Net income and comprehensive income	1.8%	2.0%	3.4%
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
We define EBITDA as net income before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense, asset impairment and gain or loss on disposition and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for costs related to amortization of purchase accounting assets and deferred financing costs, tax adjustment to normalize the effective tax rate, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted average shares outstanding. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP measures through the use of various GAAP measures. In the future, we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive our non-GAAP measures.

Beginning with the fourth quarter of fiscal 2022, we updated our definitions of adjusted EBITDA, adjusted net income and adjusted earnings per share to no longer exclude the impact of non-cash rent expense and the provision for (write-off of) accounts receivable reserves. The presentation for adjusted EBITDA, adjusted net income and adjusted earnings per share for fiscal 2021 and 2020 has been recast to reflect these changes and a reconciliation between the current and previous definitions of adjusted EBITDA, adjusted net income and adjusted earnings per share have been provided within the “—GAAP to Non-GAAP Reconciliations” section below.
The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Other Financial and Operations Data
Number of new stores	27	36	35
Number of stores open at end of period	441	415	380
Comparable store sales increase (decrease) (1)	11.8%	(6.0)%	12.7%
EBITDA (2)	$171,967	$164,189	$165,228
Adjusted EBITDA (2)	$214,682	$182,892	$212,705
Adjusted net income (2)	$93,858	$78,588	$105,309
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
(2)See "—GAAP to Non-GAAP Reconciliations" section below for the applicable reconciliations. Beginning with the fourth quarter of fiscal 2022, we updated our definitions of adjusted EBITDA and adjusted net income to no longer exclude the impact of non-cash rent expense and the provision for (write-off of) accounts receivable reserves.
GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to adjusted net income, and our GAAP earnings per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net income	$65,052	$62,310	$106,713
Interest expense, net	17,967	15,564	20,043
Income tax expense (benefit)	10,697	15,191	(19,579)
Depreciation and amortization expenses (1)	78,251	71,124	58,051
EBITDA	171,967	164,189	165,228
Share-based compensation expenses (2)	32,556	17,615	38,084
Asset impairment and gain or loss on disposition (3)	1,176	1,241	1,727
Other (4)	8,983	(153)	7,666
Adjusted EBITDA, revised definition	$214,682	$182,892	$212,705

Revised definition no longer adjusts for:
Non-cash rent (5)	6,932	10,753	10,673
Provision for (write-off of) accounts receivable reserves (6)	4,318	4,813	(456)
Adjusted EBITDA, previous definition	$225,932	$198,458	$222,922

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net income	$65,052	$62,310	$106,713
Share-based compensation expenses (2)	32,556	17,615	38,084
Asset impairment and gain or loss on disposition (3)	1,176	1,241	1,727
Other (4)	8,983	(153)	7,666
Amortization of purchase accounting assets and deferred financing costs (7)	10,877	11,821	11,808
Tax adjustment to normalize effective tax rate (8)	(10,084)	(5,928)	(44,089)
Tax effect of total adjustments (9)	(14,702)	(8,318)	(16,600)
Adjusted net income, revised definition	$93,858	$78,588	$105,309

GAAP earnings per share
Basic	$0.67	$0.65	$1.16
Diluted	$0.65	$0.63	$1.08
Adjusted earnings per share, revised definition
Basic	$0.97	$0.82	$1.15
Diluted	$0.94	$0.79	$1.07

Revised definition no longer adjusts for:
Non-cash rent (5)	6,932	10,753	10,673
Provision for (write-off of) accounts receivable reserves (6)	4,318	4,813	(456)
Change in tax effect of total adjustments (9)	(3,087)	(4,241)	(2,861)
Adjusted net income, previous definition	$102,021	$89,913	$112,665
Adjusted earnings per share, previous definition
Basic	$1.05	$0.94	$1.23
Diluted	$1.02	$0.90	$1.14

Weighted average shares outstanding
Basic	96,812	95,725	91,818
Diluted	100,162	99,418	98,452
___________________________
(1)Includes depreciation related to our distribution centers, which is included within the cost of sales line item in our consolidated statements of operations and comprehensive income. See NOTE 1—Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements for additional information about the components of cost of sales.
(2)Includes non-cash share-based compensation expense and $0.1 million, $0.2 million, and $0.4 million of cash dividends paid in fiscal 2022, 2021, and 2020 respectively, on vested share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016.
(3)Represents asset impairment charges and gains or losses on dispositions of assets.
(4)Represents other non-recurring, non-cash or non-operational items, such as store closing costs, technology upgrade implementation costs, legal settlements and other legal expenses, loss on debt extinguishment, costs related to employer payroll taxes associated with equity awards, certain personnel-related costs, strategic project costs, gain on insurance recoveries, and miscellaneous costs.
(5)Consists of the non-cash portion of rent expense, which represents the difference between our straight-line rent expense recognized under GAAP and cash rent payments. The adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant store growth in recent years.
(6)Represents non-cash changes in reserves related to our IO notes and accounts receivable.
(7)Represents the amortization of debt issuance costs and incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, which included trademarks, customer lists, and below-market leases.
(8)Represents adjustments to normalize the effective tax rate for the impact of unusual or infrequent tax items that we do not consider in our evaluation of ongoing performance, including excess tax benefits related to stock option exercises and vesting of restricted stock units ("RSUs") that are recorded in earnings as discrete items in the reporting period in which they occur.
(9)Represents the tax effect of the total adjustments. We calculate the tax effect of the total adjustments on a discrete basis excluding any non-recurring and unusual tax items.

Comparison of fiscal 2022 to fiscal 2021 (amounts in thousands, except percentages)
Net Sales

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Net sales	$3,578,101	$3,079,582	$498,519	16.2%
The increase in net sales for fiscal 2022 compared to fiscal 2021 was primarily attributable to an increase in comparable store sales as well as non-comparable store net sales growth primarily from the 26 net new stores opened during fiscal 2022.
Comparable store sales increased 11.8% for fiscal 2022 compared to fiscal 2021. The increase was driven by a 5.9% increase in the number of transactions combined with a 5.6% increase in average transaction size.
Cost of Sales

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Cost of sales	$2,486,002	$2,130,796	$355,206	16.7%
% of net sales	69.5%	69.2%
The increase in cost of sales for fiscal 2022 compared to fiscal 2021 was primarily the result of an increase in comparable store sales combined with non-comparable sales from 26 net new stores opened during fiscal 2022 (as discussed above).
Costs as a percentage of net sales increased for fiscal 2022 compared to fiscal 2021 due to the impact of inflationary product and supply chain cost pressures, partially offset by increases in retail pricing. Due to the interdependencies of the above-mentioned inflationary and supply chain factors as well as our dynamic ever-changing assortment, we are unable to quantify the impact that they individually had on costs as a percentage of net sales.
Gross Profit and Gross Margin

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Gross profit	$1,092,099	$948,786	$143,313	15.1%
Gross margin	30.5%	30.8%
The increase in gross profit for fiscal 2022 compared to fiscal 2021 was primarily the result of an increase in comparable store sales combined with non-comparable sales from 26 net new stores opened during fiscal 2022 (as discussed above).
Gross margin decreased for fiscal 2022 compared to fiscal 2021 due to the impact of inflationary product and supply chain cost pressures, partially offset by increases in retail pricing (as discussed above).
Selling, General and Administrative Expenses

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change
SG&A	$889,347	$773,718	$115,629	14.9%
% of net sales	24.9%	25.1%
The increase in SG&A for fiscal 2022 compared to fiscal 2021 was driven by $80.0 million in higher store-related expenses and $35.7 million in higher corporate-related expenses. Store-related expenses primarily increased as a result of higher commission payments to IOs, reflecting gross profit growth, as well as higher store occupancy costs due to 26 net new stores opened during 2022. Corporate-related expenses increased largely due to higher incentive compensation, reflecting stronger financial performance versus the prior year.
As a percentage of net sales, SG&A decreased slightly for fiscal 2022 compared to fiscal 2021 as leverage on store-related expenses was largely offset by higher incentive compensation expense.
Depreciation and Amortization Expense

	Fiscal Year End
	December 31, 2022	January 1, 2022	$ Change	% Change
Depreciation and amortization	$75,206	$68,358	$6,848	10.0%
% of net sales	2.1%	2.2%
The increase in depreciation and amortization expenses for fiscal 2022 compared to fiscal 2021 was primarily driven by new store growth and existing store investments.
Share-based Compensation Expense

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Share-based compensation	$32,556	$17,615	$14,941	84.8%
% of net sales	0.9%	0.6%
The increase in share-based compensation expenses for fiscal 2022 compared to fiscal 2021 was primarily due to the impact of share-based awards granted in October of fiscal 2021 and March of fiscal 2022 as well as an increase in the number of performance-based restricted stock units ("PSUs") expected to be earned based on revised performance expectations during fiscal 2022.
See NOTE 8—Share-based Awards to our Consolidated Financial Statements for additional information.
Interest Expense, net

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Interest expense, net	$17,967	$15,564	$2,403	15.4%
% of net sales	0.5%	0.5%
The increase in net interest expense for fiscal 2022 compared to fiscal 2021 was primarily driven by increases in the effective borrowing rate, partially offset by both the April 2022 prepayment of $75.0 million of principal on the senior term loan outstanding under our prior first lien credit agreement, dated as of October 22, 2018, as well as increased interest income from cash and cash equivalents.
See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.

Gain on Insurance Recoveries

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Gain on insurance recoveries	$—	$(3,970)	$3,970	(100.0)%
% of net sales	—%	(0.1)%
During fiscal 2021, we recorded a $4.0 million gain on insurance due to proceeds received related to the loss of our Paradise, California store due to a wildfire in 2018.
Loss on Debt Extinguishment and Modification

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Loss on debt extinguishment and modification	$1,274	$—	$1,274	N/A
% of net sales	—%	—%
During fiscal 2022, we recorded a $1.3 million loss on debt extinguishment related to the prepayment of $75.0 million of principal on the senior term loan outstanding under our prior first lien credit agreement, dated as of October 22, 2018.
See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.
Income Tax Expense (Benefit)

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Income tax expense (benefit)	$10,697	$15,191	$(4,494)	(29.6)%
% of net sales	0.3%	0.5%
Effective tax rate	14.1%	19.6%
The decrease in income tax expense for fiscal 2022 compared to fiscal 2021 was primarily driven by benefits associated with accelerated tax depreciation on fixtures and equipment as well as leasehold assets.
See NOTE 10—Income Taxes to our Consolidated Financial Statements for additional information.
Net Income

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Net income	$65,052	$62,310	$2,742	4.4%
% of net sales	1.8%	2.0%
As a result of the foregoing factors, net income increased in fiscal 2022 compared to fiscal 2021.
Adjusted EBITDA

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Adjusted EBITDA	$214,682	$182,892	$31,790	17.4%
The increase in adjusted EBITDA for fiscal 2022 compared to fiscal 2021 was primarily attributable to net sales growth, as discussed above, partially offset by decreases in gross margin and increases in SG&A.

Adjusted Net Income

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Adjusted net income	$93,858	$78,588	$15,270	19.4%
The increase in adjusted net income for fiscal 2022 compared to fiscal 2021 was primarily a result of net sales growth, as discussed above, partially offset by decreases in gross margin and increases in SG&A.

Liquidity and Capital Resources
Sources of Liquidity
Based on our current operations and new store growth plans, we expect to satisfy our short-term and long-term cash requirements through a combination of our existing cash and cash equivalents position, funds generated from operating activities, and the borrowing capacity available in the revolving credit facility under our credit agreement, dated as of February 21, 2023 (the "Credit Agreement"). If cash generated from our operations and borrowings under our revolving credit facility are not sufficient or available to meet our liquidity requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders. Additionally, we may seek to take advantage of market opportunities to refinance our existing debt instruments with new debt instruments at interest rates, maturities and terms we deem attractive.
As of December 31, 2022, we had cash and cash equivalents of $102.7 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, on such date we had a revolving credit facility with $100.0 million in borrowing capacity under a first lien credit agreement, dated as of October 22, 2018, with GOBP Holdings, Inc., as borrower (the "Prior First Lien Credit Agreement"). As of December 31, 2022, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under this revolving credit facility. We did not borrow under this revolving credit facility during fiscal 2022 and had no borrowings outstanding thereunder as of December 31, 2022.
On February 21, 2023, we entered into the Credit Agreement, which provides for senior secured credit facilities consisting of (i) a senior secured term loan facility in an aggregate principal amount of $300.0 million and (ii) a senior secured revolving credit facility in an aggregate principal amount of $400.0 million. The term loan facility was borrowed in full on such date, and $25.0 million of the revolving credit facility was borrowed on such date, resulting in a remaining borrowing capacity of $375.0 million under the revolving credit facility.
The new senior secured credit facilities of the Credit Agreement permit us to add incremental term loan facilities, increase any existing term loan facility, increase revolving commitments, and/or add incremental replacement revolving credit facility tranches. The aggregate principal amount of such incremental facilities are limited to (a) an amount not in excess of the sum of the greater of $200.0 million and 100% of Consolidated EBITDA (as defined in the Credit Agreement), subject to certain limitations, plus (b) voluntary prepayments of the term loan facility, voluntary permanent reductions of the commitments for the revolving credit facility and voluntary prepayments of indebtedness secured by liens on the collateral securing the credit facilities, subject to certain exceptions, plus (c) an amount such that (assuming that the full amount of any such incremental revolving increase and/or incremental replacement revolving credit facility was drawn, and after giving effect to any appropriate pro forma adjustment events) we would be in compliance, on a pro forma basis (but excluding the cash proceeds of such incurrence), with a total net leverage ratio of 3.00 to 1.00.
We used the net proceeds from the Credit Agreement, together with cash on hand, to repay all of the outstanding balance on the credit facilities under our Prior First Lien Credit Agreement of $387.2 million, and pay fees and expenses in connection therewith. All of our subsidiaries’ obligations under the Prior First Lien Credit Agreement were discharged at such time.
We may, from time to time, at our sole discretion, prepay or retire all or a portion of our outstanding debt. In April 2022, for example, we prepaid $75.0 million of principal on the senior term loan outstanding under our Prior First Lien Credit Agreement.
Material Cash Requirements
Leases
We have operating and finance lease arrangements for substantially all store locations, distribution centers, and certain office space and equipment. As of December 31, 2022, total lease assets and lease liabilities were $907.9 million and $1.0 billion, respectively, and we had executed leases for 43 store locations that we had not yet taken possession of with total undiscounted future lease payments of $224.7 million and lease terms through 2041. See NOTE 4—Leases to our Consolidated Financial Statements for further detail of our lease obligations and the timing of lease liability maturities.
Debt Obligations and Interest Payments
See NOTE 6—Long-term Debt to our Consolidated Financial Statements for further detail of our Prior First Lien Credit Agreement, which consisted of a $385.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, and the timing of principal maturities. As of December 31, 2022, based on the then-current interest rate of

7.13%, expected future interest payments associated with our debt totaled $78.2 million, with $27.8 million payable during fiscal 2023.
In February 2023, we repaid this indebtedness with the net proceeds from borrowings under our Credit Agreement as discussed above. Our borrowings under the Credit Agreement bear interest at variable interest rates. In addition, the Credit Agreement requires the Company to make scheduled quarterly amortization payments of the outstanding term loans starting in June 2023. Such payments total $56.3 million over the term of the term loan facility, with $3.8 million payable during Fiscal 2023. The remaining term loan facility principal balance will become due in February 2028 at maturity. See NOTE 14—Subsequent Event to our Consolidated Financial Statements for further detail of our Credit Agreement.
Capital Expenditures
Our capital expenditures are primarily related to new store openings, ongoing store maintenance and improvements, expenditures related to our distribution centers and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems and corporate offices. We expect to fund capital expenditures through cash generated from our operations. As compared to capital expenditures of $129.2 million, net of tenant improvement allowances, in fiscal 2022, we expect to incur capital expenditures of approximately $155.0 million, net of tenant improvement allowances, in fiscal 2023, primarily related to new store openings, ongoing store maintenance and improvements and systems and infrastructure investments.
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
Our purchase commitments consist of non-cancelable obligations under service and supply contracts. As of December 31, 2022, we had total purchase obligations of $2.5 million, with $0.6 million payable during fiscal 2023.
Share Repurchases and Dividends
We may repurchase our common stock pursuant to programs approved by our Board of Directors. As of December 31, 2022, we had $96.6 million of repurchase authority remaining under the current share repurchase program. See "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities" for discussion about our Board-authorized share repurchase program.

As of December 31, 2022, we expect to pay less than $0.1 million related to dividends declared in our recapitalization in 2018 for stock options that will vest during fiscal 2023. Pursuant to The Globe Holding Corp. 2014 Plan, if we are unable to make those payments, we may instead elect to reduce the per share exercise price of each such option by an amount equal to the dividend amount in lieu of making the applicable dividend payment.
Debt Covenants
The Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The Credit Agreement contains certain covenants that, among other things, limit the our ability and the ability of our restricted subsidiaries to: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to the borrower. The Credit Agreement also contains financial performance covenants requiring us to satisfy a maximum total net leverage ratio test and a minimum interest coverage ratio test as of the last day of each fiscal quarter ending on or after April 1, 2023, as specified therein.
Our Prior First Lien Credit Agreement also contained certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants and restricted us from entering into certain types of transactions. Additionally, borrowing under the revolving credit facility under our Prior First Lien Credit Agreement was subject to compliance with a first lien secured leverage ratio of 7.00 to 1.00 (as specified in the Prior First Lien Credit Agreement), tested quarterly if, and only if, the aggregate principal amount outstanding and/or issued, as applicable, from the revolving facility, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the closing date) and swingline loans exceeded 35% of the total amount of the revolving credit facility commitments.
As of December 31, 2022, we were in compliance with all applicable financial covenant requirements for our Prior First Lien Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net cash provided by operating activities	$185,511	$165,587	$181,237
Net cash used in investing activities	(149,931)	(136,713)	(133,786)
Net cash provided by (used in) financing activities	(72,937)	5,885	29,774
Net increase (decrease) in cash and cash equivalents	$(37,357)	$34,759	$77,225
Cash Provided by Operating Activities
Net cash provided by operating activities was $185.5 million for fiscal 2022 compared to $165.6 million for fiscal 2021. The $19.9 million increase was primarily due to higher net sales driven by an increase in comparable store sales combined with changes to our working capital balances. Changes to trade accounts payable and accrued compensation increased net cash flow provided by operating activities, which were partially offset by changes to merchandise inventory levels.
Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2022, fiscal 2021, and fiscal 2020 was primarily for capital expenditures and loans to IOs.
Net cash used in investing activities was $149.9 million for fiscal 2022 compared to $136.7 million for fiscal 2021. The $13.2 million increase was primarily related to an increase in expenditures related to construction of newly opened stores and stores under development and existing store capital investments, combined with an increase of investments in computer software intangible assets. Of the $149.9 million net cash used in investing activities during fiscal 2022, $130.5 million represented purchases of property and equipment prior to the application of tenant improvement allowances.

Cash Provided by (Used in) Financing Activities
Net cash used in financing activities of $72.9 million for fiscal 2022 was primarily due to the prepayment of $75.0 million of principal on the senior term loan outstanding under our First Lien Credit Agreement as well as the repurchase of $3.5 million worth of common stock, partially offset by $6.9 million in proceeds from the exercise of stock options. Net cash provided by financing activities of $5.9 million for fiscal 2021 was primarily due to $7.2 million in proceeds from the exercise of stock options, partially offset by $1.2 million in principal payments on finance leases.

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
Long-lived asset impairment
We evaluate long-lived assets, including property and equipment and lease right-of-use assets, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For purposes of this evaluation, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Our retail stores are evaluated for impairment at the store level. A long-lived asset or asset group may be impaired if its carrying value exceeds its estimated undiscounted future cash flows over its remaining useful life. The total amount of property and equipment, including store assets, and operating lease right-of-use assets as of December 31, 2022 were $560.7 million and $902.2 million, respectively.
Our impairment calculations contain uncertainties because they require us to make assumptions and to apply judgment to estimate future cash flows. Key assumptions used in estimating future cash flows include projected sales growth and operating expenses. Estimates of sales growth and operating expenses are based on internal projections and consider the store’s historical performance, length of time the store has been open, the local market economics and the business environment impacting the store’s performance. These estimates are subjective and our ability to realize future cash flows is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance. We have not made any material changes in the accounting methodology used to evaluate the impairment of long-lived assets during fiscal 2022. If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.
If a long-lived asset or asset group is determined to be impaired, we record an impairment loss for the amount by which the carrying value of the asset or asset group exceeds its fair value. The estimated fair value of the asset or asset group is based on the estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk.
There were no adjustments to the carrying value of long-lived assets due to impairment charges during fiscal 2022, 2021 and 2020.
Recent Accounting Pronouncements
Refer to NOTE 1—Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of December 31, 2022, our outstanding credit facilities included a $385.0 million senior term loan under the Prior First Lien Credit Agreement. As of December 31, 2022, the effective interest rate on the senior term loan was 7.13% (See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information). Based on the outstanding balance and interest rate of our senior term loan under the Prior First Lien Credit Agreement as of December 31, 2022, a hypothetical 10% relative increase or decrease in the effective interest rate would cause an increase or decrease in interest expense of approximately $2.7 million over the next 12 months.
We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, increased SG&A related to personnel, travel, and other operational costs and other disruptions caused by the current macroeconomic environment. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the impact that inflation had on gross margin and net income during the periods reported. Furthermore, our results of operations and financial condition may be materially impacted by inflation in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GROCERY OUTLET HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Grocery Outlet Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Grocery Outlet Holding Corp. and subsidiaries (the "Company") as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, and the related notes and Schedule I listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Long-Lived Store Asset Impairment — Refer to Note 1, 3, and 4 to the financial statements
Critical Audit Matter Description
The Company performs an analysis of the carrying value of all long-lived store assets for impairment at an individual store level whenever events or changes in circumstances indicate that the carrying value of individual store assets may not be recoverable. The Company's impairment analysis determines whether projected undiscounted future cash flows from operations are sufficient to recover the carrying value of these store assets. Impairment may result when the carrying value of these store assets exceeds the estimated undiscounted future cash flows over the remaining useful life. The total amount of property and equipment, including store assets, and operating lease right-of-use assets as of December 31, 2022 are $560.7 million and $902.2 million, respectively. The Company's impairment analysis consists of (1) identifying stores with indicators of impairment, (2) testing the identified store assets for recoverability and (3) measuring the impairment loss, if any. During the year ended December 31, 2022, the Company recorded no impairment of long-lived assets.
The principal considerations for our determination that performing procedures relating to the impairment of store-level long-lived assets is a critical audit matter relates to the significant judgment by management in developing the estimated future cash flows expected to be generated by the asset. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the cash flows, including the significant assumptions for sales growth rate and gross margin.
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
–Current and past sales and gross margins of the overall Company and individual store level asset groups
–Consistency with external market and industry data
–Internal communications to management and the Board of Directors
•We tested the completeness, accuracy, and relevance of underlying data used in determining undiscounted cash flows.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 1, 2023
We have served as the Company's auditor since 2007.

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$102,728	$140,085
Independent operator receivables and current portion of independent operator notes, net of allowance $2,238 and $1,406	10,805	7,219
Other accounts receivable, net of allowance $7 and $57	4,368	3,159
Merchandise inventories	334,319	275,502
Prepaid expenses and other current assets	15,137	16,780
Total current assets	467,357	442,745
Independent operator notes, net of allowance $12,509 and $10,506	22,535	21,516
Property and equipment, net	560,746	499,387
Operating lease right-of-use assets	902,163	898,152
Intangible assets, net	63,993	51,921
Goodwill	747,943	747,943
Other assets	7,667	8,144
Total assets	$2,772,404	$2,669,808
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$137,631	$122,110
Accrued and other current liabilities	53,213	49,025
Accrued compensation	27,194	8,450
Current lease liabilities	54,586	51,136
Income and other taxes payable	7,890	7,185
Total current liabilities	280,514	237,906
Long-term debt, net	379,650	451,468
Deferred income tax liabilities, net	19,782	9,416
Long-term lease liabilities	980,759	961,746
Other long-term liabilities	1,485	—
Total liabilities	1,662,190	1,660,536
Commitments and contingencies (NOTE 12)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 97,674,356 and 96,144,433 shares issued and outstanding, respectively	98	96
Series A Preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	847,589	811,701
Retained earnings	262,527	197,475
Total stockholders' equity	1,110,214	1,009,272
Total liabilities and stockholders' equity	$2,772,404	$2,669,808
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net sales	$3,578,101	$3,079,582	$3,134,640
Cost of sales	2,486,002	2,130,796	2,161,293
Gross profit	1,092,099	948,786	973,347
Operating expenses:
Selling, general and administrative	889,347	773,718	772,409
Depreciation and amortization	75,206	68,358	55,479
Share-based compensation	32,556	17,615	38,084
Total operating expenses	997,109	859,691	865,972
Income from operations	94,990	89,095	107,375
Other expenses (income):
Interest expense, net	17,967	15,564	20,043
Gain on insurance recoveries	—	(3,970)	—
Loss on debt extinguishment and modification	1,274	—	198
Total other expenses (income)	19,241	11,594	20,241
Income before income taxes	75,749	77,501	87,134
Income tax expense (benefit)	10,697	15,191	(19,579)
Net income and comprehensive income	$65,052	$62,310	$106,713
Basic earnings per share	$0.67	$0.65	$1.16
Diluted earnings per share	$0.65	$0.63	$1.08
Weighted average shares outstanding:
Basic	96,812	95,725	91,818
Diluted	100,162	99,418	98,452
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance at December 28, 2019	89,005,062	$89	$717,282	$28,013	$745,384
Cumulative effect of accounting change	—	—	—	439	439
Exercise and vesting of share-based awards	5,849,274	6	32,598	—	32,604
Tax paid on behalf of employees related to net settlement of share-based awards	—	—	(483)	—	(483)
Share-based compensation expense	—	—	38,084	—	38,084
Dividends paid	—	—	(434)	—	(434)
Net income and comprehensive income	—	—	—	106,713	106,713
Balance at January 2, 2021	94,854,336	$95	$787,047	$135,165	$922,307
Exercise and vesting of share-based awards	1,290,097	1	7,225	—	7,226
Share-based compensation expense	—	—	17,615	—	17,615
Dividends paid	—	—	(186)	—	(186)
Net income and comprehensive income	—	—	—	62,310	62,310
Balance at January 1, 2022	96,144,433	$96	$811,701	$197,475	$1,009,272
Exercise and vesting of share-based awards	1,669,641	2	6,888	—	6,890
Share-based compensation expense	—	—	32,556	—	32,556
Repurchase of common stock	(139,718)	—	(3,451)	—	(3,451)
Dividends paid	—	—	(105)	—	(105)
Net income and comprehensive income	—	—	—	65,052	65,052
Balance at December 31, 2022	97,674,356	$98	$847,589	$262,527	$1,110,214
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows from operating activities:
Net income	$65,052	$62,310	$106,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	70,451	63,442	50,749
Amortization of intangible and other assets	7,800	7,682	7,302
Amortization of debt issuance costs and debt discounts	2,264	2,511	2,452
Non-cash rent	6,932	10,753	10,673
Gain on insurance recoveries	—	(3,970)	—
Loss on debt extinguishment and modification	1,274	—	198
Share-based compensation	32,556	17,615	38,084
Provision for (write-off of) accounts receivable reserves	4,318	4,813	(456)
Proceeds from insurance recoveries - business interruption and inventory	—	2,103	479
Deferred income taxes	10,367	12,944	(19,578)
Other	1,176	1,251	1,954
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(7,230)	(21)	(4,943)
Merchandise inventories	(58,817)	(30,345)	(25,737)
Prepaid expenses and other assets	841	3,301	(6,628)
Income and other taxes payable	705	(362)	2,906
Trade accounts payable, accrued compensation and other liabilities	35,094	3,179	4,778
Operating lease liabilities	12,728	8,381	12,291
Net cash provided by operating activities	185,511	165,587	181,237
Cash flows from investing activities:
Advances to independent operators	(9,819)	(10,024)	(10,372)
Repayments of advances from independent operators	6,917	4,563	6,793
Purchases of property and equipment	(130,482)	(123,384)	(124,920)
Proceeds from sales of assets	39	37	269
Investments in intangible assets and licenses	(16,586)	(9,772)	(5,861)
Proceeds from insurance recoveries - property and equipment	—	1,867	305
Net cash used in investing activities	(149,931)	(136,713)	(133,786)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,890	7,226	32,604
Proceeds from revolving credit facility loan	—	—	90,000
Principal payments on revolving credit facility loan	—	—	(90,000)
Payments made for net settlement of employee share-based compensation awards	—	—	(483)
Principal payments on senior term loan	(75,000)	—	(188)
Principal payments on other borrowings	(1,271)	(1,155)	(1,024)
Repurchase of common stock	(3,451)	—	—
Dividends paid	(105)	(186)	(434)
Debt issuance costs paid	—	—	(701)
Net cash provided by (used in) financing activities	(72,937)	5,885	29,774
Net increase (decrease) in cash and cash equivalents	(37,357)	34,759	77,225
Cash and cash equivalents at beginning of period	140,085	105,326	28,101
Cash and cash equivalents at end of period	$102,728	$140,085	$105,326
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,142	$14,604	$20,311
Income taxes paid (refunded) in cash	$(1,721)	$477	$5,186
Property and equipment accrued at end of period	$18,536	$14,986	$15,604
Intangible assets accrued at end of period	$3,736	$1,613	$1,050
Acquisition of equipment in exchange for reduction of independent operator notes and independent operator receivables	$—	$7,609	$—
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Consolidated Financial Statements
NOTE 1—Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of December 31, 2022, we had 441 stores throughout California, Washington, Oregon, Pennsylvania, Idaho, Nevada, Maryland and New Jersey.
Grocery Outlet Holding Corp. (the "Parent Company") owns 100% of Globe Intermediate Corp. ("Intermediate"), which owns 100% of GOBP Holdings, Inc. ("GOBP Holdings"), which owns 100% of GOBP Midco, Inc. ("Midco"), which owns 100% of Grocery Outlet Inc. ("GOI").
Fiscal Year — We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ended December 31, 2022 ("fiscal 2022") and January 1, 2022 ("fiscal 2021") consisted of 52 weeks while the fiscal year ended January 2, 2021 ("fiscal 2020") consisted of 53 weeks.
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission (the "SEC"). Our consolidated financial statements include the accounts of Grocery Outlet Holding Corp. and its wholly owned subsidiaries. All intercompany balances and transactions were eliminated. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Beginning in the fourth quarter of fiscal 2022, non-cash rent previously included within changes in operating lease assets and liabilities, net is now separately presented in our consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current period presentation. The reclassification of this item had no impact on net income, earnings per share, or retained earnings in the current or prior periods.
Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from these estimates depending upon certain risks and uncertainties. Changes in these estimates are recorded when known. We consider our accounting policy relating to long-lived asset impairment to be a significant accounting policy that involves management estimate and judgment.
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
Concentrations of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts and notes receivable. Although we deposit our cash with creditworthy financial institutions, our deposits typically exceed federally insured limits. To date, we have not experienced any losses on our cash deposits. No single customer or store represented more than 10% of net sales for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021. No single customer or IO represented more than 10% of accounts receivable or notes receivable as of December 31, 2022 and January 1, 2022.
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
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, primarily at an individual store level. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, we record an impairment loss for the amount by which the carrying amount of the asset exceeds its fair value. The total amount of property and equipment, including store assets, and operating lease right-of-use assets as of December 31, 2022 were $560.7 million and $902.2 million, respectively, and as of January 1, 2022 were $499.4 million and $898.2 million, respectively. The estimated fair value of the asset or asset group is based on the estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. There were no adjustments to the carrying value of long-lived assets due to impairment charges during fiscal 2022, 2021 and 2020. See NOTE 3—Property and Equipment and NOTE 4—Leases for additional information.
Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current lease liabilities, and long-term lease liabilities in our consolidated balance sheets. Finance leases are included in other assets, current lease liabilities, and long-term lease liabilities in our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease over the same term. Right-of-use assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, reduced by landlord incentives. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms and payments based on the information available at the commencement date, to determine the present value of our lease payments. Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term while finance lease payments are charged to interest expense and depreciation and amortization expense over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these short-term leases is recognized on a straight-line basis over the lease term.
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
Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized, but rather is subject to an annual impairment evaluation which is performed during our fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. Our impairment evaluation of goodwill consists of an initial qualitative assessment of our reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation, based on discounted cash flows, is performed which requires us to estimate future cash flows, growth rates and economic and market conditions. If the quantitative evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. Measurement of such an impairment loss would be based on the excess of the carrying amount over fair value. There were no goodwill impairment charges recorded during the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021. There were no changes in the carrying amount of goodwill for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021.
Intangible assets include trademarks, computer software, and liquor licenses. Trademarks represent the value of all our trademarks and trade names in the marketplace. We are amortizing the value assigned to the trade names on a straight-line basis over 15 years. Computer software includes both acquired software and eligible costs to develop internal-use software that are incurred during the application development stage. These assets are amortized over their estimated useful lives of three to 10 years. Liquor license assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. We review our intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of the intangible assets are not recoverable, the impairment is measured as the amount by which the carrying value of the intangible asset exceeds its fair value. There were no impairments of intangible assets recognized during the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021.
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
There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2022 or January 1, 2022. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. See NOTE 3—Property and Equipment and NOTE 5—Goodwill and Intangible Assets, for additional information. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the fiscal years ended December 31, 2022 or January 1, 2022.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the consolidated balance sheets (amounts in thousands):

	December 31, 2022		January 1, 2022
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Senior term loan (Level 2)	$379,650	$383,075	$451,468	$457,700
_______________________
(1)The carrying amounts as of December 31, 2022 and January 1, 2022 are net of unamortized debt discounts of $0.6 million and $1.0 million, respectively, and debt issuance costs of $4.7 million and $7.5 million, respectively.
(2)The estimated fair value of our senior term loan was determined based on the average quoted bid-ask prices for the senior term loan in an over-the-counter market on the last trading day of fiscal 2022 and 2021.

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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of December 31, 2022 and January 1, 2022.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $3.6 million as of December 31, 2022 and January 1, 2022. Breakage amounts were $0.3 million, $0.3 million and $0.2 million for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 (amounts in thousands):

	December 31, 2022	January 1, 2022	January 2, 2021
Perishable (1)	$1,272,200	$1,067,198	$1,054,506
Non-perishable (2)	2,305,901	2,012,384	2,080,134
Total net sales (3)	$3,578,101	$3,079,582	$3,134,640
_______________________
(1)Perishable departments include dairy and deli; produce and floral; and fresh meat and seafood.
(2)Non-perishable departments include non-perishable grocery; general merchandise; health and beauty care; frozen foods; and beer and wine.
(3)The fiscal years ended December 31, 2022 and January 1, 2022 consisted of 52 weeks while the fiscal year ended January 2, 2021 consisted of 53 weeks.
Cost of Sales — Cost of sales includes, among other things, merchandise costs, inventory markdowns, shrink, transportation, third-party delivery fees and distribution and warehousing costs, including depreciation.
Marketing and Advertising Expenses — Costs for store promotions, newspaper, television, radio and other media advertising are expensed at the time the promotion or advertising takes place. Advertising costs are included in SG&A in the accompanying consolidated statements of operations and comprehensive income and amounted to $34.6 million, $32.6 million and $25.9 million, respectively, in the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021.
Share-based Awards — We estimate the fair value of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") based upon the closing price of our common stock as reported on the Nasdaq Global Select Market on the date of grant. The PSUs vest in one installment after a three year performance period based on the achievement of cumulative operating goals.
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

While we recognize share-based compensation expense over the performance period and/or requisite service period based on the fair market value of the award as of the grant date, we will not know the actual amount of tax benefit an award will generate until such award is exercised (for stock options) or vested (for RSUs or PSUs). Until such award is exercised or vested we assume that the amount ultimately recognized for tax purposes is the same amount we are currently recognizing in our operating results, that is for "book" purposes. Consequently, our deferred tax asset related to share-based compensation expense, which totaled $14.0 million as of December 31, 2022, is based on each qualifying award's grant date fair value rather than the award's to-be-determined exercise date intrinsic value (or vesting date fair value). For awards exercised or vested during our fiscal year ended December 31, 2022, the difference between the grant date fair value and the exercise or vest date intrinsic value totaled $33.3 million. If the share price for our common stock were to depreciate for a sustained period of time, we could be required to recognize a tax shortfall. Such shortfalls could have a material effect on our cash flows and financial results. See NOTE 8—Share-based Awards and NOTE 10—Income Taxes, for additional information.
Income Taxes — Income taxes are accounted for using an asset and liability approach that requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events are considered, other than changes in the tax law. A valuation allowance is established, when necessary, to reduce net deferred income tax assets to the amount expected to be realized. We have not recorded any valuation allowances against our deferred income tax balances for the fiscal years ended December 31, 2022 and January 1, 2022. Significant items comprising our future tax benefits and liabilities (deferred tax assets and liabilities) include lease liability obligations, right-of-use assets, depreciation and amortization, net operating losses and other carryforwards, goodwill and share-based compensation expense.
We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We record uncertain tax positions in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes, on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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
We had 438, 411 and 375 stores operated by IOs as of December 31, 2022, January 1, 2022 and January 2, 2021, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $3.5 billion, $3.0 billion, and $3.1 billion for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in SG&A. IO commissions were $533.1 million, $463.8 million, and $469.3 million for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. IO commissions of $6.2 million and $9.1 million were included in accrued and other current liabilities as of December 31, 2022 and January 1, 2022, respectively.

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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $48.1 million and $40.6 million as of December 31, 2022 and January 1, 2022, respectively. See NOTE 2—Independent Operator Notes and Independent Operator Receivables, for additional information.
Net Income Per Share — Basic net income per share is calculated using net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the dilutive effects of stock options and RSUs outstanding during the period, to the extent such securities would not be anti-dilutive, as well as dilutive PSUs, and is determined using the treasury stock method.
Recently Adopted Accounting Standards
No recently adopted accounting pronouncements had a material effect on our consolidated financial statements.
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
NOTE 2—Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 3.00% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the consolidated balance sheets and was $0.9 million and $0.5 million as of December 31, 2022 and January 1, 2022, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of December 31, 2022 or January 1, 2022. Notes and receivables from our IOs participating in our TCAP, as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from IOs and the related allowances as of December 31, 2022 and January 1, 2022 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
December 31, 2022
Independent operator notes	$37,522	$(700)	$(12,509)	$24,313	$1,778	$22,535
Independent operator receivables	10,565	(1,538)	—	9,027	9,027	—
Total	$48,087	$(2,238)	$(12,509)	$33,340	$10,805	$22,535

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
January 1, 2022
Independent operator notes	$34,221	$(811)	$(10,506)	$22,904	$1,388	$21,516
Independent operator receivables	6,426	(595)	—	5,831	5,831	—
Total	$40,647	$(1,406)	$(10,506)	$28,735	$7,219	$21,516

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Beginning balance	$11,912	$8,109	$10,371
Provision for (write-off of) IO notes and IO receivables reserves	4,160	4,790	(473)
Cumulative effect of accounting change	—	—	(439)
Write-off of uncollectible IO notes and IO receivables	(1,325)	(987)	(1,350)
Ending balance	$14,747	$11,912	$8,109

The following table presents the amortized cost basis of IO notes by year of origination and credit quality indicator as of December 31, 2022 (amounts in thousands):

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Total
TCAP	$4,881	$4,254	$2,768	$580	$594	$492	$13,569
Non-TCAP	5,081	3,455	3,100	2,183	1,194	970	15,983
New store	5,715	2,114	141	—	—	—	7,970
Total	$15,677	$9,823	$6,009	$2,763	$1,788	$1,462	$37,522

NOTE 3—Property and Equipment
Property and equipment as of December 31, 2022 and January 1, 2022 consisted of the following (amounts in thousands):

	Property and Equipment, At Cost	Accumulated Depreciation and Amortization	Property and Equipment, Net
December 31, 2022
Leasehold improvements	$392,448	$(117,745)	$274,703
Fixtures and equipment	457,383	(206,932)	250,451
Other	376	(309)	67
Construction in progress	35,525	—	35,525
Totals	$885,732	$(324,986)	$560,746
January 1, 2022
Leasehold improvements	$333,053	$(92,815)	$240,238
Fixtures and equipment	396,500	(170,487)	226,013
Other	376	(295)	81
Construction in progress	33,055	—	33,055
Totals	$762,984	$(263,597)	$499,387
Construction in progress is primarily composed of leasehold improvements and fixtures and equipment related to new or remodeled stores where construction had not been completed at year-end.

Depreciation expense on property and equipment for fiscal 2022, 2021 and 2020 was as follows (amounts in thousands):

	Fiscal Year Ended
Consolidated Statements of Operations and Comprehensive Income Location	December 31, 2022	January 1, 2022	January 2, 2021
Cost of sales	$1,711	$1,486	$1,299
Operating expenses	68,740	61,956	49,450
Total depreciation expense on property and equipment	$70,451	$63,442	$50,749

NOTE 4—Leases
Leases for 15 of our store locations and one warehouse location were controlled by related parties as of December 31, 2022 and January 1, 2022. See NOTE 11—Related Party Transactions, for additional information.
As of December 31, 2022, we had executed leases for 43 store locations that we had not yet taken possession of with total undiscounted future lease payments of $224.7 million and lease terms through 2041.
Based upon our initial investment in store leasehold improvements, we utilize an initial, reasonably-certain lease life of 15 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 15 years or more. Our leases do not include any material residual value guarantees or material restrictive covenants. We also have non-cancelable subleases with unrelated third parties with future minimum rental receipts as of December 31, 2022 totaling $4.2 million ending in various years through 2036, which have not been deducted from the future minimum lease payments.
The balance sheet classification of our right-of-use lease assets and lease liabilities was as follows (amounts in thousands):

Leases	Classification	December 31, 2022	January 1, 2022
Assets:
Operating lease assets	Operating right-of-use assets	$902,163	$898,152
Finance lease assets	Other assets	5,771	6,896
Total lease assets		$907,934	$905,048
Liabilities:
Current
Operating	Current lease liabilities	$53,316	$49,861
Finance	Current lease liabilities	1,270	1,275
Noncurrent
Operating	Long-term lease liabilities	976,345	956,104
Finance	Long-term lease liabilities	4,414	5,642
Total lease liabilities		$1,035,345	$1,012,882

The components of lease expense were as follows (amounts in thousands):

		Fiscal Year Ended
Lease Cost	Classification (1)	December 31, 2022	January 1, 2022	January 2, 2021
Operating lease cost	Selling, general and administrative expenses	$132,065	$123,799	$112,096
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	1,316	1,249	964
Interest on leased liabilities	Interest expense, net	341	378	376
Variable lease cost	Selling, general and administrative expenses	740	547	700
Sublease income	Selling, general and administrative expenses	(868)	(1,114)	(972)
Net lease cost		$133,594	$124,859	$113,164
_______________________
(1)Certain supply chain related lease costs herein are included in cost of sales.
Maturities of lease liabilities as of December 31, 2022 were as follows (amounts in thousands):

	Operating Leases	Finance Leases	Total
Fiscal 2023	$117,218	$1,533	$118,751
Fiscal 2024	135,185	1,451	136,636
Fiscal 2025	133,819	1,207	135,026
Fiscal 2026	133,233	839	134,072
Fiscal 2027	128,754	545	129,299
Thereafter	800,091	941	801,032
Total lease payments	1,448,300	6,516	$1,454,816
Less: Imputed interest	(418,639)	(832)
Present value of lease liabilities	$1,029,661	$5,684
The weighted-average lease terms and discount rates of operating and finance leases were as follows:

	December 31, 2022	January 1, 2022
Weighted-average remaining lease term:
Operating leases	11.0 years	11.6 years
Finance leases	5.1 years	5.8 years
Weighted-average discount rate:
Operating leases	6.36%	6.46%
Finance leases	5.31%	5.36%

Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$125,221	$113,886	$101,245
Operating cash flows from finance leases	$332	$378	$378
Finance cash flows from finance leases	$1,279	$1,155	$821
Leased assets obtained in exchange for new operating lease liabilities	$88,681	$139,663	$166,018
Leased assets obtained in exchange for new finance lease liabilities	$39	$2,019	$883

NOTE 5—Goodwill and Intangible Assets
Information regarding our goodwill and intangible assets as of December 31, 2022 was as follows (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$58,400	$(32,004)	$26,396
Computer software	51,964	(23,191)	28,773
Total finite-lived intangible assets	110,364	(55,195)	55,169
Liquor licenses	8,824	—	8,824
Total intangible assets	119,188	(55,195)	63,993
Goodwill	747,943	—	747,943
Total goodwill and intangible assets	$867,131	$(55,195)	$811,936
Information regarding our goodwill and intangible assets as of January 1, 2022 was as follows (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$58,400	$(28,111)	$30,289
Computer software	34,108	(20,758)	13,350
Total finite-lived intangible assets	92,508	(48,869)	43,639
Liquor licenses	8,282	—	8,282
Total intangible assets	100,790	(48,869)	51,921
Goodwill	747,943	—	747,943
Total goodwill and intangible assets	$848,733	$(48,869)	$799,864
Amortization expense for finite-lived intangible assets was $6.6 million, $6.6 million, and $6.5 million for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.

The estimated future amortization expense related to finite-lived intangible assets as of December 31, 2022 is as follows (amounts in thousands):

Fiscal 2023	$9,836
Fiscal 2024	9,324
Fiscal 2025	8,649
Fiscal 2026	5,835
Fiscal 2027	5,791
Thereafter	15,734
Total	$55,169

NOTE 6—Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 31, 2022	January 1, 2022
Prior First Lien Credit Agreement:
Senior term loan	$385,000	$460,000
Long-term debt, gross	385,000	460,000
Less: Unamortized debt issuance costs and debt discounts	(5,350)	(8,532)
Long-term debt, net	$379,650	$451,468
Prior First Lien Credit Agreement
GOBP Holdings, our wholly owned subsidiary, was the borrower under a first lien credit agreement (the "Prior First Lien Credit Agreement") with a syndicate of lenders that consisted of a $385.0 million senior term loan and a revolving credit facility for an amount up to $100.0 million, with sub-commitments for $35.0 million of letters of credit and $20.0 million of swingline loans, as of December 31, 2022. The Prior First Lien Credit Agreement permitted voluntary prepayment on borrowings without premium or penalty. Borrowings under the Prior First Lien Credit Agreement were secured by substantially all the assets of the borrower subsidiary and its guarantors.
On February 21, 2023, we repaid all of the outstanding indebtedness under the Prior First Lien Credit Agreement of $387.2 million as well as fees and expenses in connection therewith. All obligations of the Company’s subsidiaries under the Prior First Lien Credit Agreement were discharged as of such date. See NOTE 14—Subsequent Event, for additional information.
Senior Term Loan
On April 29, 2022, we prepaid $75.0 million of principal on the senior term loan outstanding under our Prior First Lien Credit Agreement. In connection with the payment, we wrote off $1.3 million of previously unamortized debt issuance costs and debt discounts.
Our $385.0 million senior term loan under our Prior First Lien Credit Agreement had a maturity date of October 22, 2025, had an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans, and had an effective interest rate of 7.13% as of December 31, 2022. Due to previous prepayments on the senior term loan, no further principal payment on the term loan was due until the maturity date.
Revolving Credit Facility
As of December 31, 2022, we had $3.5 million of outstanding standby letters of credit and $96.5 million of remaining borrowing capacity available under the revolving credit facility under our Prior First Lien Credit Agreement, which had a maturity date of October 23, 2023. No amounts were outstanding under the revolving credit facility as of December 31, 2022 and January 1, 2022 and no amounts were borrowed under the revolving credit facility during the fiscal years ended December 31, 2022 and January 1, 2022.
We were required to pay a quarterly commitment fee ranging from 0.25% to 0.50% on the daily unused amount of the commitment under the revolving credit facility based upon the leverage ratio defined in the agreement and certain criteria specified in the agreement. We were also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility. The interest rate for the revolving credit facility was determined based on a formula using certain market rates.
Debt Covenants
The Prior First Lien Credit Agreement contained certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The Prior First Lien Credit Agreement restricted us from entering into certain types of transactions, such as incurring additional debt or issuing certain preferred shares, and making certain types of payments including dividends and stock repurchases and other similar distributions, with certain exceptions. Additionally, the revolving credit facility under our Prior First Lien Credit Agreement was subject to compliance with a first lien secured leverage ratio (as specified in the Prior First Lien Credit Agreement) of 7.00 to 1.00, tested quarterly if, and only if, the aggregate principal amount outstanding and/or issued, as applicable, from the revolving facility, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the closing date) and swingline loans exceeded 35% of the total amount of the revolving credit facility commitments.
As of December 31, 2022, we were in compliance with all applicable financial covenant requirements for our Prior First Lien Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of December 31, 2022 were as follows (amounts in thousands):

Fiscal 2023	$—
Fiscal 2024	—
Fiscal 2025	385,000
Fiscal 2026	—
Fiscal 2027	—
Thereafter	—
Total	$385,000
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Interest on loans	$18,743	$13,930	$18,950
Amortization of debt issuance costs and debt discounts	2,264	2,511	2,452
Interest on finance leases	341	378	376
Other	8	66	32
Interest income	(3,389)	(1,321)	(1,767)
Interest expense, net	$17,967	$15,564	$20,043
Loss on debt extinguishment and modification
Loss on debt extinguishment and modification consisted of the following (amounts in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Write-off of debt issuance costs	$1,127	$—	$74
Write-off of debt discounts	147	—	—
Debt modification costs	—	—	124
Debt extinguishment and modification costs	$1,274	$—	$198

NOTE 7—Stockholders' Equity
As of December 31, 2022, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.001 per share.
Common Stock
Holders of our common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. The holders of our common stock do not have cumulative voting rights in the election of directors.
Preferred Stock
We did not have any shares of preferred stock issued or outstanding as of December 31, 2022. Our Board of Directors has the authority to issue shares of preferred stock from time to time on terms it may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof as the board of directors may from time to time determine, which could affect the relative voting power or other rights of the holders of our common stock. The issuance of preferred stock could have the effect of decreasing the trading price of our common stock, restricting dividends on the common stock, diluting the voting power of our common stock, or subordinating the liquidation rights of the common stock.
Dividend Rights
Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders or one or more outstanding series of our preferred stock.
Secondary Offerings
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
Share Repurchase Program
In November 2021, our Board of Directors approved a share repurchase program. This program, effective November 5, 2021 and without an expiration date, authorized us to repurchase up to $100.0 million of our outstanding common stock utilizing a variety of methods including open market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and under a Rule 10b5-1 plan (which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws). Any repurchased shares are constructively retired and returned to an unissued status. During the fiscal year ended December 31, 2022, we repurchased 139,718 shares of common stock totaling $3.5 million at an average price of $24.70 per share in open-market transactions pursuant to a Rule 10b5-1 plan. During the fiscal year ended January 1, 2022, we did not repurchase any shares of our common stock. As of December 31, 2022, we had $96.6 million of repurchase authority remaining under the share repurchase program.

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
On June 4, 2019, our Board of Directors and stockholders approved the Grocery Outlet Holding Corp. 2019 Incentive Plan (the "2019 Plan"). A total of 4,597,862 shares of common stock were reserved for issuance under the 2019 Plan at that time. In addition, on the first day of each fiscal year beginning in fiscal 2020 and ending in fiscal 2029, the 2019 Plan provides for an annual automatic increase of the shares reserved for issuance in an amount equal to the positive difference between (i) 4% of the "outstanding common stock" (as defined in the 2019 Plan) on the last day of the immediately preceding fiscal year and (ii) the plan share reserve on the last day of the immediately preceding fiscal year, or a lesser number as determined by our Board of Directors. As of December 31, 2022, there were a total of 6,812,723 shares of common stock reserved for issuance under the 2019 Plan, which includes 764,471 shares added effective January 2, 2022 per the above noted annual automatic increase. As of December 31, 2022, there were 3,675,604 remaining shares available for issuance of new equity awards under the 2019 Plan.
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
The respective valuation methods resulted in weighted-average grant date fair values for RSUs and PSUs granted during fiscal 2022, 2021 and 2020 as follows:

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
RSUs	$29.70	$28.70	$37.07
PSUs	$29.16	$35.45	$36.90
We did not award any time-based or performance-based stock options during fiscal 2022, 2021 and 2020.

Share-based Award Activity
The following table summarizes stock option activity under all equity incentive plans during fiscal 2022, 2021 and 2020:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 28, 2019	6,243,667	$10.57	5,777,121	$4.57
Granted	—	—	—	—
Exercised	(2,326,219)	7.29	(3,438,470)	4.55
Forfeitures	(52,676)	20.63	(13,071)	16.47
Options outstanding as of January 2, 2021	3,864,772	$12.42	2,325,580	$4.54
Granted	—	—	—	—
Exercised	(538,307)	7.77	(629,386)	4.41
Forfeitures	(191,324)	19.77	—	—
Options outstanding as of January 1, 2022	3,135,141	$12.77	1,696,194	$4.58
Granted	—	—	—	—
Exercised	(276,022)	9.63	(894,559)	4.50
Forfeitures	(296,345)	21.25	—	—
Options outstanding as of December 31, 2022	2,562,774	$12.13	801,635	$4.68
Options vested and exercisable as of December 31, 2022	1,707,031	$7.46	801,635	$4.68
The total intrinsic value of time-based stock options exercised was $7.1 million, $15.5 million and $68.7 million for fiscal 2022, 2021 and 2020, respectively. Intrinsic value represents the difference between the current fair value of the underlying stock and the exercise price of the stock option.
The following table summarizes RSU activity under all equity incentive plans during fiscal 2022, 2021 and 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 28, 2019	190,872	$22.89
Granted	277,496	37.07
Vested	(115,030)	19.74
Forfeitures	(11,496)	31.78
Unvested balance as of January 2, 2021	341,842	$35.16
Granted	669,546	28.70
Vested	(110,956)	34.64
Forfeitures	(63,936)	34.05
Unvested balance as of January 1, 2022	836,496	$30.14
Granted	449,438	29.70
Vested	(499,696)	27.38
Forfeitures	(95,884)	30.61
Unvested balance as of December 31, 2022	690,354	$31.79

The following table summarizes PSU activity under the 2019 Plan during fiscal 2022, 2021 and 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 28, 2019	—	$—
Granted (1)	272,640	36.90
Adjustment for expected performance achievement (2)	135,821	36.90
Forfeitures	(999)	36.88
Unvested balance as of January 2, 2021	407,462	$36.90
Granted (1)	319,606	35.45
Adjustment for expected performance achievement (2)	(91,332)	35.45
Forfeitures	(59,011)	36.52
Unvested balance as of January 1, 2022	576,725	$36.36
Granted (1)	404,382	29.16
Adjustment for expected performance achievement (2)	423,347	31.86
Forfeitures	(72,651)	33.79
Unvested balance as of December 31, 2022 (3)	1,331,803	$32.89
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the adjustment to previously granted PSUs based on performance expectations as of the end of each respective reporting period.
(3)An additional 428,750 PSUs could potentially be included if the maximum performance level of 200% is reached for all PSUs outstanding as of December 31, 2022.
Share-based Compensation Expense
We recognize compensation expense for stock options, RSUs, and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable.
Share-based compensation expense and the related tax benefit consisted of the following (amounts in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Time-based stock options	$471	$2,030	$2,941
Performance-based stock options	—	—	26,079
RSUs	14,855	8,488	4,978
PSUs	17,125	6,911	3,652
Dividends (1)	105	186	434
Share-based compensation expense (2)	$32,556	$17,615	$38,084
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016.
(2)Total recognized income tax benefit related to share-based compensation expense was $8.7 million, $4.7 million and $10.1 million for fiscal 2022, 2021 and 2020, respectively.
Share-based compensation expense qualifying for capitalization was insignificant for each of the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021. Accordingly, no share-based compensation expense was capitalized during these years.

Time-Based Stock Options
Unamortized compensation cost related to unvested time-based options was $0.8 million as of December 31, 2022, $0.7 million of which related to time-based stock options granted at the time of our IPO. The $0.8 million of unamortized compensation cost is expected to be amortized over a weighted average period of approximately 0.6 years.
Performance-Based Stock Options
On February 3, 2020 and April 27, 2020, certain selling stockholders completed secondary public offerings of shares of our common stock. In conjunction with these secondary offerings, certain performance criteria were achieved resulting in the vesting of 4.1 million and 1.7 million performance-based stock options, respectively, and the recognition of $18.5 million and $7.6 million, respectively, of share-based compensation expense associated with the vesting of these performance-based stock options. As of January 2, 2021, all outstanding performance-based stock options were fully vested and fully expensed and, as such, we did not record compensation expense for performance-based stock options during the fiscal years ended December 31, 2022 and January 1, 2022.
Time-Based RSUs
Unamortized compensation expense for RSUs was $12.5 million as of December 31, 2022, which is expected to be amortized over a weighted average period of approximately 1.9 years.
Performance-Based RSUs
Unamortized compensation cost related to the expected level of achievement of unvested PSUs was $16.1 million as of December 31, 2022, which is expected to be amortized over a weighted average period of approximately 1.8 years.
Dividends
For time-based stock options and RSUs that were outstanding on the dividend date of October 22, 2018 and that are expected to vest in fiscal 2022 and beyond, we intend to make dividend payments as these time-based stock options and RSUs vest. Pursuant to the 2014 Plan, if we are unable to make those payments, we may instead elect to reduce the per share exercise price of each such time-based stock option by an amount equal to the dividend amount in lieu of making the applicable dividend payment. As such, our dividends are not considered declared and payable and are not accrued as a liability in our consolidated balance sheet as of December 31, 2022.
We paid $0.1 million, $0.2 million and $0.4 million of dividends during the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively, which were included in share-based compensation expense. Unamortized compensation cost related to future dividend payments on unvested time-based stock options and RSU share-based awards was immaterial as of December 31, 2022.

NOTE 9—Retirement Plans
We make contributions to the UFCW—Northern California Employers Joint Pension Trust Fund (the "Pension Fund") and the UFCW—Benefits Trust Fund ("Benefits Fund"), each a multiemployer plan, established for the benefit of union employees at two company operated stores under the terms of a collective bargaining agreement. We currently operate under a collective bargaining agreement that expired on September 6, 2022 and which is in the process of being renegotiated as of the filing date of this Annual Report on Form 10-K. Minimum contributions outside of the agreed upon contractual rates are not required for the Pension Fund. Payments into the Pension Fund were $0.5 million, $0.6 million, and $0.6 million for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively. We paid no surcharges to the Pension Fund.
The risks of participating in a multiemployer pension plan such as the Pension Fund are different from single-employer pension plans in the following aspects:
a.Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b.If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c.If we stop participating in its multiemployer pension plan, we may be required to pay those plans an amount based on our proportionate share of the underfunded status of such plan, referred to as a withdrawal liability.
The following information represents our participation in the Pension Fund for the annual period ended December 31, 2021, the latest available information from the Pension Fund. All such information is based on information we received from the Pension Fund.
The Pension Fund's Employer Identification Number is 946313554 and the Plan Number is -001. Our contributions represented less than 5% of the total contributions to the Pension Fund. Under the provisions of the Pension Protection Act (PPA) zone status, the Pension Fund was in critical status during the plan year. Among other factors, generally, plans in critical status are less than 65 percent funded. In an effort to improve the Pension Fund's funding situation, the trustees adopted a rehabilitation plan on July 8, 2010 and most recently updated it on May 3, 2022. The rehabilitation plan changes the benefits for participants who retire and commence a pension on or after January 1, 2012, and changes future benefit accruals earned on or after January 1, 2012. Except in limited circumstances, the pensions of participants and beneficiaries whose pension effective date is before January 1, 2012, are not affected.
The Benefits Fund provides medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees. The majority of our contributions cover active employees and as such, may not constitute contributions to a postretirement benefit plan. However, we are unable to separate contribution amounts to the postretirement benefit part of the Benefits Fund from contribution amounts paid to the active employee part of the Benefits Fund. Payments into the Benefits Fund were $1.2 million, $1.4 million, and $1.4 million for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.
For our nonunion employees, we offered the following plans during fiscal 2022, 2021 or 2020:
a.A defined contribution retirement plan for warehouse employees, which required an annual contribution of 15% of eligible salaries. This defined contribution retirement plan was available to nonunion employees who met certain service criteria.
b.A noncontributory profit-sharing plan for administrative personnel under which the Board of Directors may authorize an annual contribution of up to 15% of eligible salaries. This profit-sharing plan is available to nonunion employees who meet certain service criteria.
We expensed $6.9 million, $1.5 million and $6.1 million for contributions to the two plans described above in (a) and (b) for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.
c.A 401(k) retirement plan for warehouse employees, which is available to those employees who meet certain service criteria.
d.A 401(k) retirement plan for administrative personnel, which is available to those employees who meet certain service criteria.
e.We are not obligated to match any employee contributions for the 401(k) retirement plans. However, for certain employees who meet certain service criteria, we have a 401(k) retirement plan under which we will match employee contributions at a rate of 35% of each participating employee's contributions, not to exceed 6% of wages. We expensed an insignificant amount for contributions to this plan for each of the fiscal years ending December 31, 2022, January 1, 2022, and January 2, 2021, respectively.
NOTE 10—Income Taxes
Components of income tax expense (benefit)
Income before income taxes consisted entirely of income from domestic operations of $75.7 million, $77.5 million, and $87.1 million for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.
The components of income tax expense (benefit) consisted of the following (amounts in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Current:
Federal	$—	$—	$(285)
State	330	2,247	284
Total current	330	2,247	(1)
Deferred:
Federal	7,308	10,838	(14,682)
State	3,059	2,106	(4,896)
Total deferred	10,367	12,944	(19,578)
Income tax expense (benefit)	$10,697	$15,191	$(19,579)
Statutory rate reconciliation
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Taxes at federal statutory rates	21.0%	21.0%	21.0%
State income taxes net of federal benefit	2.7%	4.7%	(4.2)%
Excess federal tax benefits from exercise and vest of share-based awards	(9.2)%	(8.2)%	(40.3)%
Return to provision	(1.1)%	1.9%	—%
Other	0.7%	0.2%	1.0%
Effective income tax rate	14.1%	19.6%	(22.5)%

Deferred income taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred tax assets and liabilities were as follows (amounts in thousands):

	December 31, 2022	January 1, 2022
Deferred tax assets:
Accrued compensation	$6,459	$1,274
Share-based compensation expense	14,040	10,903
Inventory	6,482	5,135
Transaction costs	782	964
Lease liability obligation	289,539	279,541
Net operating loss and other carryforwards	48,409	52,951
Reserves and allowances	4,648	4,446
Other	—	4,510
Total deferred tax assets	370,359	359,724
Deferred tax liabilities:
Prepaid expenses	(1,249)	(1,391)
Depreciation and amortization	(81,167)	(71,114)
Intangible assets	(6,522)	(7,142)
Right-of-use assets	(255,256)	(249,545)
Goodwill	(43,488)	(37,976)
Debt transaction costs	(1,231)	(1,972)
Other	(1,228)	—
Total deferred tax liabilities	(390,141)	(369,140)
Net deferred tax assets (liabilities)	$(19,782)	$(9,416)
We have net operating loss carryforwards of $215.7 million for federal income tax purposes, of which $54.0 million expires beginning in 2032 and $161.7 million carries forward indefinitely. There are also net operating loss carryforwards of $32.3 million for state income tax purposes, which begin to expire in 2025. Certain tax attributes, which begin to expire in 2031, are subject to an annual limitation as a result of our acquisition of GOBP Holdings, our wholly owned subsidiary, which constitutes a change in ownership as defined under Internal Revenue Code Section 382. Based on our analysis, our projected net operating losses to be utilized in future years will not be affected by this annual limitation.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective positive evidence was the cumulative income incurred over the three-year period ended December 31, 2022. Based on our current assessment, we anticipate it is more likely than not that we will generate sufficient taxable income to realize all of our material deferred tax assets. As such we did not record a valuation allowance against these material deferred tax assets as of December 31, 2022.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our consolidated statements of operations and comprehensive income and include accrued interest and penalties with the related income tax liability on our consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of December 31, 2022 and January 1, 2022, respectively, and do not anticipate any changes to our uncertain tax positions within the next 12 months.
We are subject to taxation in the United States and various state jurisdictions. As of December 31, 2022, our tax returns remain open to examination by the tax authorities for tax years 2010 to 2022 for U.S. federal and for various state jurisdictions.

NOTE 11—Related Party Transactions
Related Party Leases
As of December 31, 2022 and January 1, 2022, we leased 15 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of our Board of Directors (and Chief Executive Officer until December 31, 2022), and MacGregor Read, Jr., who served as Vice Chairman of our Board of Directors until September 1, 2022, or their respective families, had a direct or indirect financial interest. As of December 31, 2022, the right-of-use assets and lease liabilities related to these properties was $40.5 million and $45.5 million, respectively. As of January 1, 2022, the right-of-use assets and lease liabilities related to these properties was $36.9 million and $41.6 million, respectively. These related parties received aggregate lease payments from us of $6.8 million, $6.1 million, and $6.0 million for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $48.1 million and $40.6 million as of December 31, 2022 and January 1, 2022, respectively. See NOTE 2—Independent Operator Notes and Independent Operator Receivables, for additional information.

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

NOTE 13—Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Numerator
Net income and comprehensive income	$65,052	$62,310	$106,713
Denominator
Weighted-average shares outstanding - basic	96,812	95,725	91,818
Effect of dilutive options	2,813	3,564	6,538
Effect of dilutive RSUs and PSUs	537	129	96
Weighted-average shares outstanding - diluted (1) (2)	100,162	99,418	98,452
Earnings per share:
Basic	$0.67	$0.65	$1.16
Diluted	$0.65	$0.63	$1.08
_______________________
(1)On February 3, 2020, in conjunction with a secondary offering, certain performance criteria were achieved resulting in the vesting of 4.1 million performance-based stock options, and accordingly, these vested performance-based stock options are included in the diluted weighted-average shares outstanding for fiscal 2020.
On April 27, 2020 in conjunction with an additional secondary offering, certain performance criteria were achieved resulting in the vesting of the remaining 1.7 million unvested performance-based stock options, and accordingly, these vested performance-

based stock options are included in the diluted weighted-average shares outstanding for fiscal 2020. See NOTE 8—Share-based Awards, for additional information.
(2)We are required to include in diluted weighted-average shares outstanding contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. No PSUs were included in diluted weighted-average shares outstanding for fiscal 2021 and 2020.
The following weighted-average common share equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
RSUs	98	11	3,239

NOTE 14—Subsequent Event
On February 21, 2023, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent and collateral agent, and the other parties party thereto (the "Credit Agreement"). The Credit Agreement provides for senior secured credit facilities consisting of (i) a senior secured term loan facility (the "term loan facility") in an aggregate principal amount of $300.0 million and (ii) a senior secured revolving credit facility (the "revolving credit facility" and, together with the term loan facility, the "credit facilities") in an aggregate principal amount of $400.0 million. The term loan facility was borrowed in full at closing, and $25.0 million of the revolving credit facility was borrowed at closing.
On February 21, 2023, the Company repaid all of the outstanding indebtedness under the Prior First Lien Credit Agreement of $387.2 million as well as fees and expenses in connection therewith. All obligations of the Company’s subsidiaries under the Prior First Lien Credit Agreement were discharged as of such date.
The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The credit facilities permit the Company to add one or more incremental term loan facilities, increase any existing term loan facility, increase revolving commitments, and/or add incremental replacement revolving credit facility tranches. The aggregate principal amount of such incremental facilities are limited to (a) an amount not in excess of the sum of the greater of $200.0 million and 100% of Consolidated EBITDA (as defined in the Credit Agreement), subject to certain limitations, plus (b) voluntary prepayments of the term loan facility, voluntary permanent reductions of the commitments for the revolving credit facility and voluntary prepayments of indebtedness secured by liens on the collateral securing the credit facilities, subject to certain exceptions, plus (c) an amount such that (assuming that the full amount of any such incremental revolving increase and/or incremental replacement revolving credit facility was drawn, and after giving effect to any appropriate pro forma adjustment events) the Company would be in compliance, on a pro forma basis (but excluding the cash proceeds of such incurrence), with a total net leverage ratio of 3.00 to 1.00. The lenders under the credit facilities are not under any obligation to provide any such incremental commitments or loans under incremental facilities and any such incremental commitments or loans under incremental facilities are subject to certain customary conditions.
Borrowings under the Credit Agreement in dollars bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on the Company's total net leverage ratio; and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on the Company's total net leverage ratio. As of the closing date, interest on the initial borrowings under the new credit facility were based on one-month Term SOFR with an applicable margin of 2.25%.
The credit facilities mature on February 21, 2028.
The Company’s obligations under the Credit Agreement are unconditionally guaranteed by all of the Company’s wholly owned restricted subsidiaries, subject to certain exceptions. All obligations under the Credit Agreement, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of the Company’s assets and those of each subsidiary guarantor.

The Credit Agreement requires the Company to make scheduled amortization payments of the outstanding term loans. The Company may voluntarily prepay the senior secured credit facilities, in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in applicable cases.
The Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The Credit Agreement contains certain covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to the borrower. The Credit Agreement also contains financial performance covenants requiring the Company to satisfy a maximum total net leverage ratio test and a minimum interest coverage ratio test as of the last day of each fiscal quarter ending on or after April 1, 2023, as specified therein.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Rule 13a-15(f) of the Exchange Act. The Company's management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, the Company's management has concluded that, as of December 31, 2022, the Company's internal control over financial reporting is effective.
The Company's internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is set forth below.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2022, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Grocery Outlet Holding Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Grocery Outlet Holding Corp. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.
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
March 1, 2023

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference from sections entitled "Corporate Governance and Board Matters," "Proposals for Consideration and the Annual Meeting – Proposal 1 – Election of Directors" and "Additional Information" in our definitive Proxy Statement related to the 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") to be filed with the SEC within 120 days of our fiscal year ended December 31, 2022 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from sections entitled "Compensation Discussion and Analysis," "Named Executive Officer Compensation Tables" (excluding the information under the subheading "Pay Versus Performance"), "Corporate Governance and Board Matters - Board of Directors – Director Compensation," "Corporate Governance and Board Matters – Board of Directors – Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our 2023 Proxy Statement. However, the Compensation Committee Report included in such 2023 Proxy Statement shall not be deemed "filed" with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included under the sections entitled "Security Ownership of Certain Beneficial Owners and Management," and "Securities Authorized for Issuance Under Equity Compensation Plans," in each case in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the sections entitled "Certain Relationships and Related Party Transactions," and "Corporate Governance and Board Matters – Board of Directors – Director Independence," in each case in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is included under the sections entitled "Corporate Governance and Board Matters – Board of Directors," and "Other Audit and Risk Committee Matters" in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at "Item 8. Financial Statements and Supplementary Data."
2. Financial Statement Schedules

See Schedule I—Condensed Financial Information of Registrant (Parent Company Only) beginning on page 103 herein.
All other schedules have been omitted because they are either not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is included elsewhere in this Annual Report on Form 10-K.
3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	8-K	001-38950	6/10/2022	3.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	8-K	001-38950	4/8/2022	3.1
4.1	Form of Stock Certificate for Common Stock	S-1/A	333-231428	6/10/2019	4.1
4.2	Amended and Restated Stockholders Agreement by and among Grocery Outlet Holding Corp. and the other parties named therein	10-K	001-38950	3/25/2020	4.2
4.3*	Description of Grocery Outlet Holding Corp.'s Securities
10.1	Incremental Agreement, dated as of January 24, 2020, among GOBP Holdings, Inc., Globe Intermediate Corp., certain subsidiaries of GOBP Holdings, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent	8-K	001-38950	1/24/2020	10.1
10.2	Incremental Agreement, dated as of July 23, 2019, among GOBP Holdings, Inc., Globe Intermediate Corp., certain subsidiaries of GOBP Holdings, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent	8-K	001-38950	7/25/2019	10.1
10.3	First Lien Credit Agreement, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the lenders from time to time party thereto and the letter of credit issuers from time to time party thereto	S-1/A	333-231428	5/22/2019	10.1
10.4	First Lien Security Agreement, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., the subsidiaries of GOBP Holdings, Inc. from time to time party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.2
10.5	First Lien Pledge Agreement, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., the subsidiaries of GOBP Holdings, Inc. from time to time party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.3
10.6	First Lien Copyright Security Agreement, dated as of October 22, 2018, between Grocery Outlet Inc. and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.4

10.7	First Lien Trademark Security Agreement, dated as of October 22, 2018, between Grocery Outlet Inc. and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.5
10.8	First Lien Guarantee, dated as of October 22, 2018, among Globe Intermediate Corp., GOBP Holdings, Inc., the subsidiaries of GOBP Holdings, Inc. from time to time party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1/A	333-231428	5/22/2019	10.6
10.9	Credit Agreement, dated as of February 21, 2023, by and among Grocery Outlet Holding Corp., the Lenders and Letter of Credit Issuers from time to time party thereto, and Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swingline Lender., the Lenders and Letter of Credit Issuers from time to time party thereto, and Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swingline Lender.	8-K	001-38950	2/23/2023	10.1
10.10†	Globe Holding Corp. 2014 Stock Incentive Plan	S-1/A	333-231428	5/22/2019	10.13
10.11†	Amended and Restated Performance Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Eric J. Lindberg, Jr., S. MacGregor Read, Jr.), dated October 21, 2014	S-1/A	333-231428	5/22/2019	10.14
10.12†	Amended and Restated Time Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Eric J. Lindberg, Jr., S. MacGregor Read, Jr.), dated October 21, 2014	S-1/A	333-231428	5/22/2019	10.15
10.13†	Form of Performance Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Charles C. Bracher, Robert Joseph Sheedy, Jr., Steven K. Wilson)	S-1/A	333-231428	5/22/2019	10.16
10.14†	Form of Time Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Charles C. Bracher, Robert Joseph Sheedy, Jr., Steven K. Wilson)	S-1/A	333-231428	5/22/2019	10.17
10.15†	Grocery Outlet Holding Corp. 2019 Incentive Plan	S-1/A	333-231428	6/10/2019	10.18
10.16†	Form of Nonqualified Option Grant and Award Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan)	S-1/A	333-231428	6/10/2019	10.19
10.17†	2020 Form of Restricted Stock Unit Grant and Award Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan)	S-1/A	333-231428	6/10/2019	10.20
10.18†	Grocery Outlet Inc. 2019 Annual Incentive Plan	S-1/A	333-231428	6/10/2019	10.21
10.19†	Amended and Restated Executive Employment Agreement by and between Eric J. Lindberg, Jr., Grocery Outlet Inc. and Globe Holding Corp., dated October 7, 2014	S-1/A	333-231428	5/22/2019	10.22
10.20†	Form of Indemnification Agreement between Grocery Outlet Holding Corp. and directors and executive officers of Grocery Outlet Holding Corp.	S-1/A	333-231428	6/10/2019	10.31
10.21†	Grocery Outlet Holding Corp. Directors Deferral Plan	10-Q	001-38950	11/10/2020	10.1
10.22†	Grocery Outlet Holding Corp. Executive Severance Plan	10-Q	001-38950	11/10/2020	10.2
10.23†	2020 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-Q	001-38950	5/12/2020	10.3
10.24†	2021 Form of Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-K	001-38950	3/2/2021	10.32
10.25†	2021 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-K	001-38950	3/2/2021	10.33
10.26†	Form of Restricted Stock Unit Grant and Agreement for Non-Employee Directors (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective February 2021)	10-K	001-38950	3/2/2021	10.34

10.27†	Transition, Separation Agreement, and General Release of all Claims, dated as of December 13, 2021, by and between Grocery Outlet Inc. and Heather L. Mayo	8-K	001-38950	12/15/2021	10.1
10.28†	Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective October 2021)	10-K	001-38950	3/2/2022	10.29
10.29†	Form of Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective October 2021)	10-K	001-38950	3/2/2022	10.30
10.30†	Non-Employee Director Compensation Policy (as amended November 6, 2020)	10-K	001-38950	3/2/2022	10.31
10.31†	Non-Employee Director Compensation Policy (as amended April 27, 2022)	10-Q	001-38950	8/10/2022	10.1
10.32†	Non-Employee Director Compensation Policy (as amended November 2, 2022 and as effective January 1, 2023)	8-K	001-38950	11/8/2022	10.2
10.33†	Employment Agreement, effective January 1, 2023, by and among Robert Joseph Sheedy, Jr., Grocery Outlet Inc. and Grocery Outlet Holding Corp.	8-K	001-38950	11/8/2022	10.1
10.34†*	Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (CEO Form)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte and Touche LLP
24.1*	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and included as Exhibit 101.
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)
GROCERY OUTLET HOLDING CORP.
INDEX TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Schedule I—Condensed Financial Information of Registrant
GROCERY OUTLET HOLDING CORP.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

	December 31, 2022	January 1, 2022
Assets
Investment in wholly owned subsidiary	$1,112,226	$1,011,033
Total assets	$1,112,226	$1,011,033
Liabilities and Stockholders' Equity
Intercompany payable	$2,012	$1,761
Total liabilities	2,012	1,761
Stockholders' equity:
Capital stock:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 97,674,356 and 96,144,433 shares issued and outstanding, respectively	98	96
Series A Preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	847,589	811,701
Retained earnings	262,527	197,475
Total stockholders' equity	1,110,214	1,009,272
Total liabilities and stockholders' equity	$1,112,226	$1,011,033
See Notes to Condensed Financial Statements (Parent Company Only)

Schedule I—Condensed Financial Information of Registrant
GROCERY OUTLET HOLDING CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Operating expenses	$251	$251	$265
Operating loss	(251)	(251)	(265)
Loss before equity in net income of subsidiary	(251)	(251)	(265)
Equity in net income of subsidiary, net of tax	65,303	62,561	106,978
Net income and comprehensive income	$65,052	$62,310	$106,713
See Notes to Condensed Financial Statements (Parent Company Only)

Schedule I—Condensed Financial Information of Registrant
GROCERY OUTLET HOLDING CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows from operating activities:
Net income	$65,052	$62,310	$106,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiary	(65,303)	(62,561)	(106,978)
Changes in operating assets and liabilities:
Net cash used in operating activities	(251)	(251)	(265)
Cash flows from investing activities:
Investment in subsidiary	(3,439)	(7,226)	(32,121)
Net cash used in investing activities	(3,439)	(7,226)	(32,121)
Cash flows from financing activities:
Intercompany payables	251	251	265
Proceeds from exercise of share-based compensation awards	6,890	7,226	32,604
Payments related to net settlement of share-based compensation awards	—	—	(483)
Repurchase of common stock	(3,451)	—	—
Net cash provided by financing activities	3,690	7,477	32,386
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
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
The Parent Company was incorporated in Delaware on September 11, 2014 and became the ultimate parent of GOI on October 7, 2014. The Parent Company has no operations or significant assets or liabilities other than its investment in Intermediate. Accordingly, the Parent Company is dependent upon distributions from Intermediate to fund its limited, non-significant operating expenses. As of December 31, 2022, GOBP Holdings' and GOI's ability to pay dividends or lend to Intermediate or the Parent Company were limited under the terms of various debt agreements.
Intermediate and GOBP Holdings were parties to credit facilities that contained covenants limiting the Parent Company's ability and the ability of its restricted subsidiaries to, among other things: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; enter into transactions with affiliates; and enter into agreements that would restrict its subsidiaries to pay dividends or make other payments to the Parent Company. Due to the aforementioned qualitative restrictions, substantially all of the assets of the Parent Company's subsidiaries were restricted. These covenants were subject to important exceptions and qualifications as described in such credit facilities.
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
NOTE 3—Secondary Offerings
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
NOTE 4—Subsequent Event
On February 21, 2023, the Parent Company entered into a credit agreement with Bank of America, N.A., as administrative agent and collateral agent, and the other parties party thereto (the "Credit Agreement"). The Credit Agreement provides for senior secured credit facilities consisting of (i) a senior secured term loan facility (the "term loan facility") in an aggregate principal amount of $300.0 million and (ii) a senior secured revolving credit facility (the "revolving credit facility" and, together with the term loan facility, the "credit facilities") in an aggregate principal amount of $400.0 million. The term loan facility was borrowed in full at closing, and $25.0 million of the revolving credit facility was borrowed at closing.

On February 21, 2023, Parent Company repaid all of the outstanding indebtedness under a first lien credit agreement, dated as of October 22, 2018, with GOBP Holdings as borrower (the "Prior First Lien Credit Agreement"), of $387.2 million as well as fees and expenses in connection therewith. All obligations of the Parent Company’s subsidiaries under the Prior First Lien Credit Agreement were discharged as of such date.
The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The credit facilities permit the Parent Company to add one or more incremental term loan facilities, increase any existing term loan facility, increase revolving commitments, and/or add incremental replacement revolving credit facility tranches. The aggregate principal amount of such incremental facilities are limited to (a) an amount not in excess of the sum of the greater of $200.0 million and 100% of Consolidated EBITDA (as defined in the Credit Agreement), subject to certain limitations, plus (b) voluntary prepayments of the term loan facility, voluntary permanent reductions of the commitments for the revolving credit facility and voluntary prepayments of indebtedness secured by liens on the collateral securing the credit facilities, subject to certain exceptions, plus (c) an amount such that (assuming that the full amount of any such incremental revolving increase and/or incremental replacement revolving credit facility was drawn, and after giving effect to any appropriate pro forma adjustment events) the Parent Company would be in compliance, on a pro forma basis (but excluding the cash proceeds of such incurrence), with a total net leverage ratio of 3.00 to 1.00. The lenders under the credit facilities are not under any obligation to provide any such incremental commitments or loans under incremental facilities and any such incremental commitments or loans under incremental facilities are subject to certain customary conditions.
Borrowings under the Credit Agreement in dollars bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on the Parent Company's total net leverage ratio; and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on the Parent Company's total net leverage ratio. As of the closing date, interest on the initial borrowings under the new credit facility were based on one-month Term SOFR with an applicable margin of 2.25%.
The term credit facilities mature on February 21, 2028.
The Parent Company’s obligations under the Credit Agreement are unconditionally guaranteed by all of the Parent Company’s wholly owned restricted subsidiaries, subject to certain exceptions. All obligations under the Credit Agreement, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of the Parent Company’s assets and those of each subsidiary guarantor.
The Credit Agreement requires the Parent Company to make scheduled amortization payments of the outstanding term loans. The Parent Company may voluntarily prepay the senior secured credit facilities, in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in applicable cases.
The Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The Credit Agreement contains certain covenants that, among other things, limit the Parent Company’s ability and the ability of the Parent Company’s restricted subsidiaries to: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to the Parent Company. The Credit Agreement also contains financial performance covenants requiring the Parent Company to satisfy a maximum total net leverage ratio test and a minimum interest coverage ratio test as of the last day of each fiscal quarter ending on or after April 1, 2023, as specified therein.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grocery Outlet Holding Corp.

Date:	March 1, 2023	By:	/s/ Robert Joseph Sheedy, Jr.
Robert Joseph Sheedy, Jr. President and Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitute and appoint Robert Joseph Sheedy, Jr., Charles C. Bracher and Luke D. Thompson, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Joseph Sheedy, Jr.	President and Chief Executive Officer; Director (Principal Executive Officer)	March 1, 2023
Robert Joseph Sheedy, Jr.

/s/ Charles C. Bracher	Chief Financial Officer (Principal Financial Officer)	March 1, 2023
Charles C. Bracher

/s/ Lindsay E. Gray	Senior Vice President, Accounting (Principal Accounting Officer)	March 1, 2023
Lindsay E. Gray

/s/ Eric J. Lindberg, Jr.	Director, Chairman of the Board	March 1, 2023
Eric J. Lindberg, Jr.

/s/ Erik D. Ragatz	Lead Independent Director	March 1, 2023
Erik D. Ragatz

/s/ Kenneth W. Alterman	Director	March 1, 2023
Kenneth W. Alterman

/s/ John E. Bachman	Director	March 1, 2023
John E. Bachman

/s/ Mary Kay Haben	Director	March 1, 2023
Mary Kay Haben

/s/ Thomas F. Herman	Director	March 1, 2023
Thomas F. Herman

/s/ Carey F. Jaros	Director	March 1, 2023
Carey F. Jaros

/s/ Norman S. Matthews	Director	March 1, 2023
Norman S. Matthews

/s/ Gail Moody-Byrd	Director	March 1, 2023
Gail Moody-Byrd

/s/ Jeffrey R. York	Director	March 1, 2023
Jeffrey R. York