Form 10-Q
period 2023-04-01
Grocery Outlet Holding Corp.
filed 2023-05-10
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 4, 2023, the registrant had 98,286,452 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q" or "report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, business and market trends, our objectives for future operations, macroeconomic and geopolitical conditions, and the sufficiency of our cash balances, working capital and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"), including this report. We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time.
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
Website Disclosure
We use our website, https://investors.groceryoutlet.com, as a channel of distribution of Company information. Financial and other important information about us is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and information accessible through our website is not, however, incorporated by reference or a part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the proxy statements for our annual meetings of stockholders are available, free of charge, on our website as soon as practicable after the we file the reports with the SEC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$82,115	$102,728
Independent operator receivables and current portion of independent operator notes, net of allowance $5,273 and $2,238	8,693	10,805
Other accounts receivable, net of allowance $28 and $7	4,277	4,368
Merchandise inventories	316,397	334,319
Prepaid expenses and other current assets	15,725	15,137
Total current assets	427,207	467,357
Independent operator notes and receivables, net of allowance $10,684 and $12,509	24,914	22,535
Property and equipment, net	574,225	560,746
Operating lease right-of-use assets	917,175	902,163
Intangible assets, net	68,713	63,993
Goodwill	747,943	747,943
Other assets	9,504	7,667
Total assets	$2,769,681	$2,772,404
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$158,618	$137,631
Accrued and other current liabilities	55,586	53,213
Accrued compensation	13,249	27,194
Current portion of long-term debt	5,625	—
Current lease liabilities	58,754	54,586
Income and other taxes payable	9,107	7,890
Total current liabilities	300,939	280,514
Long-term debt, net	317,436	379,650
Deferred income tax liabilities, net	25,912	19,782
Long-term lease liabilities	996,427	980,759
Other long-term liabilities	1,428	1,485
Total liabilities	1,642,142	1,662,190
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 98,285,804 and 97,674,356 shares issued and outstanding, respectively	98	98
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	851,194	847,589
Retained earnings	276,247	262,527
Total stockholders' equity	1,127,539	1,110,214
Total liabilities and stockholders' equity	$2,769,681	$2,772,404
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Net sales	$965,467	$831,427
Cost of sales	664,924	580,538
Gross profit	300,543	250,889
Selling, general and administrative expenses	267,725	231,461
Income from operations	32,818	19,428
Other expenses:
Interest expense, net	5,919	3,682
Loss on debt extinguishment and modification	5,340	—
Total other expenses	11,259	3,682
Income before income taxes	21,559	15,746
Income tax expense	7,839	4,172
Net income and comprehensive income	$13,720	$11,574
Basic earnings per share	$0.14	$0.12
Diluted earnings per share	$0.14	$0.12
Weighted average shares outstanding:
Basic	97,920	96,148
Diluted	100,569	99,434
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	97,674,356	$98	$847,589	$262,527	$1,110,214
Exercise and vesting of share-based awards	734,310	—	204	—	204
Share-based compensation expense	—	—	6,676	—	6,676
Repurchase of common stock	(122,862)	—	(3,275)	—	(3,275)
Net income and comprehensive income	—	—	—	13,720	13,720
Balance as of April 1, 2023	98,285,804	$98	$851,194	$276,247	$1,127,539
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
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net income	$13,720	$11,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	18,309	17,120
Amortization of intangible and other assets	2,366	1,870
Amortization of debt issuance costs and debt discounts	401	628
Non-cash rent	1,144	1,936
Loss on debt extinguishment and modification	5,340	—
Share-based compensation	6,676	5,795
Provision for accounts receivable reserves	1,369	1,233
Deferred income taxes	6,130	4,056
Other	105	362
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(2,008)	(1,752)
Merchandise inventories	17,922	(21,892)
Prepaid expenses and other assets	(397)	2,620
Income and other taxes payable	1,217	265
Trade accounts payable, accrued compensation and other liabilities	11,343	9,340
Operating lease liabilities	3,995	3,174
Net cash provided by operating activities	87,632	36,329
Cash flows from investing activities:
Advances to independent operators	(1,547)	(2,402)
Repayments of advances from independent operators	2,010	1,667
Purchases of property and equipment	(32,894)	(32,109)
Proceeds from sales of assets	20	29
Investments in intangible assets and licenses	(7,936)	(2,707)
Net cash used in investing activities	(40,347)	(35,522)
Cash flows from financing activities:
Proceeds from exercise of stock options	204	887
Proceeds from senior term loan due 2028	300,000	—
Proceeds from revolving credit facility	25,000	—
Principal payments on senior term loan due 2025	(385,000)	—
Principal payments on finance leases	(320)	(325)
Repurchase of common stock	(3,275)	(3,451)
Dividends paid	—	(7)
Debt issuance costs paid	(4,507)	—
Net cash used in financing activities	(67,898)	(2,896)
Net decrease in cash and cash equivalents	(20,613)	(2,089)
Cash and cash equivalents at beginning of period	102,728	140,085
Cash and cash equivalents at end of period	$82,115	$137,996
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of April 1, 2023, we had 444 stores throughout California, Washington, Oregon, Pennsylvania, Idaho, Nevada, Maryland and New Jersey.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission (the "SEC") for interim reporting. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K"). The condensed consolidated balance sheet as of December 31, 2022 included herein has been derived from those audited consolidated financial statements.
Our unaudited condensed consolidated financial statements include the accounts of Grocery Outlet Holding Corp. and its wholly owned subsidiaries. All intercompany balances and transactions were eliminated. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for any future interim or annual period. Certain prior period amounts in the condensed consolidated statements of operations and comprehensive income have been reclassified to conform to the current period presentation. Specifically, in order to enhance the comparability of our results with our peers, depreciation and amortization expenses and share-based compensation expenses are now included in selling, general and administrative expenses. The reclassification of these items had no impact on net income, earnings per share, or retained earnings in the current or prior periods.
Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from these estimates depending upon certain risks and uncertainties. Changes in these estimates are recorded when known. We consider our accounting policy relating to long-lived asset impairment to be a significant accounting policy that involves management's estimate and judgment.
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
There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of April 1, 2023 or December 31, 2022. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the 13 weeks ended April 1, 2023.
Our financial assets and liabilities are carried at cost, which generally approximates their fair value, as described below:
Cash and cash equivalents, independent operator ("IO") receivables, other accounts receivable and accounts payable — The carrying value of such financial instruments approximates their fair value due to factors such as their short-term nature, their variable interest rates or the effect of the related allowance for expected credit losses.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	April 1, 2023		December 31, 2022
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (3)
Financial Liabilities:
Senior term loans (Level 2)	$298,061	$300,000	$379,650	$383,075
Revolving credit facilities (Level 2)	$25,000	$25,000	$—	$—
_______________________
(1)The carrying amounts of our senior term loans as of April 1, 2023 and December 31, 2022 are net of unamortized debt discounts of zero and $0.6 million, respectively, and debt issuance costs of $1.9 million and $4.7 million, respectively.
(2)The estimated fair value of our current senior term loan and revolving credit facility borrowings under our 2023 Credit Agreement, as defined in Note 3, are deemed to approximate the carrying value, excluding unamortized debt issuance costs, because the interest rates are variable with short reset periods and are reflective of current market rates.
(3)The estimated fair value of our prior senior term loan, as defined in Note 3, was determined based on the average quoted bid-ask prices for the prior senior term loan in an over-the-counter market on the last trading day of the periods presented.

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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of April 1, 2023 and December 31, 2022.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $2.9 million and $3.6 million as of April 1, 2023 and December 31, 2022, respectively. Breakage amounts were immaterial for the 13 weeks ended April 1, 2023 and April 2, 2022.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Perishable (1)	$345,839	$300,842
Non-perishable (2)	619,628	530,585
Total net sales	$965,467	$831,427
_______________________
(1)    Perishable departments include dairy and deli; produce and floral; and fresh meat and seafood.
(2)    Non-perishable departments include non-perishable grocery; general merchandise; health and beauty care; frozen foods; and beer and wine.
Variable Interest Entities — In accordance with the variable interest entities sub-section of Accounting Standards Codification ("ASC") Topic 810, Consolidation, we assess at each reporting period whether we, or any consolidated entity, are considered the primary beneficiary of a variable interest entity ("VIE") and therefore required to consolidate the financial results of the VIE in our condensed consolidated financial statements. Determining whether to consolidate a VIE may require judgment in assessing (i) whether an entity is a VIE, and (ii) if a reporting entity is a VIE's primary beneficiary. A reporting entity is determined to be a VIE's primary beneficiary if it has the power to direct the activities that most significantly impact a VIE's economic performance and the obligation to absorb losses or rights to receive benefits that could potentially be significant to a VIE.
We had 441, 438 and 414 stores operated by IOs as of April 1, 2023, December 31, 2022 and April 2, 2022, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.

As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $951.6 million and $817.0 million for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in SG&A. IO commissions were $145.2 million and $122.7 million for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively. IO commissions of $8.5 million and $6.2 million were included in accrued and other current liabilities as of April 1, 2023 and December 31, 2022, respectively.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $49.6 million and $48.1 million as of April 1, 2023 and December 31, 2022, respectively. See Note 2 for additional information.
Recently Adopted Accounting Standards
Accounting Standards Update ("ASU") No. 2022-02 — In March 2022, the Financial Accounting Standards Board issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC Topic 310 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted ASU 2022-02 beginning in the first quarter of fiscal 2023. The adoption of ASU 2022-02 had no material impact on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
No recently issued accounting pronouncements are expected to have a material effect in our condensed consolidated financial statements.
Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 3.00% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $1.1 million and $0.9 million as of April 1, 2023 and December 31, 2022, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of April 1, 2023 or December 31, 2022.

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
•New store — Includes the notes and receivables from IOs with stores that have been open for less than 18 months as of the end of each reporting period, and may or may not be participating in TCAP.
Assets without such shared risk characteristics or credit quality indicators, such as assets with unique circumstances or with delinquencies and historical losses in excess of their TCAP, non-TCAP or new store peers are evaluated on an individual basis.
Amounts due from IOs and the related allowances as of April 1, 2023 and December 31, 2022 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
April 1, 2023
Independent operator notes	$37,467	$(822)	$(9,905)	$26,740	$1,826	$24,914
Independent operator receivables	12,097	(4,451)	(779)	6,867	6,867	—
Total	$49,564	$(5,273)	$(10,684)	$33,607	$8,693	$24,914

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
December 31, 2022
Independent operator notes	$37,522	$(700)	$(12,509)	$24,313	$1,778	$22,535
Independent operator receivables	10,565	(1,538)	—	9,027	9,027	—
Total	$48,087	$(2,238)	$(12,509)	$33,340	$10,805	$22,535

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Beginning balance	$14,747	$11,912
Provision for IO notes and IO receivables reserves	1,348	1,207
Write-off of provision for IO notes and IO receivables	(138)	(572)
Ending Balance	$15,957	$12,547

The following table presents the amortized cost basis of IO notes by year of origination and credit quality indicator as of April 1, 2023 (amounts in thousands):

Credit Quality Indicator	2023 (YTD)	2022	2021	2020	2019	Prior	Total
TCAP	$447	$5,147	$5,317	$2,748	$522	$958	$15,139
Non-TCAP	861	4,227	3,097	2,685	1,978	1,981	14,829
New store	1,380	5,357	762	—	—	—	7,499
Total	$2,688	$14,731	$9,176	$5,433	$2,500	$2,939	$37,467
TCAP IO Notes
Notes of IOs participating in our TCAP represented 51.4% and 49.7% of total IO notes balances as of April 1, 2023 and December 31, 2022, respectively.
A total of $1.8 million of IO notes were moved into our TCAP during the 13 weeks ended April 1, 2023. The weighted average contractual interest rate of such IO notes was reduced from 9.95% to 3.00%. In addition, $1.0 million of IO notes were transferred from TCAP to Non-TCAP during the 13 weeks ended April 1, 2023.
Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	April 1, 2023	December 31, 2022
Senior term loan due 2025	$—	$385,000
Senior term loan due 2028	300,000	—
Revolving credit facility	25,000	—
Long-term debt, gross	325,000	385,000
Less: Unamortized debt issuance costs and debt discounts	(1,939)	(5,350)
Long-term debt, less unamortized debt discounts and debt issuance costs	323,061	379,650
Less: Current portion	(5,625)	—
Long-term debt, net	$317,436	$379,650
2023 Credit Agreement
On February 21, 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and collateral agent, and the other parties party thereto (the "2023 Credit Agreement"). The 2023 Credit Agreement provides for senior secured credit facilities consisting of (i) a senior secured term loan facility (the "senior term loan") in an aggregate principal amount of $300.0 million and (ii) a senior secured revolving credit facility (the "revolving credit facility" and, together with the senior term loan, the "new credit facilities") in an aggregate principal amount of $400.0 million. The revolving credit facility includes sub-commitments for $50.0 million letters of credit and $25.0 million of swingline loans. The senior term loan was borrowed in full at closing, and $25.0 million of the revolving credit facility was borrowed at closing.
Also on February 21, 2023, we repaid all of the outstanding indebtedness under our Prior First Lien Credit Agreement, defined below, as well as fees and expenses in connection therewith. All obligations of the Company’s subsidiaries under the Prior First Lien Credit Agreement were discharged as of such date. In connection with the closing of the 2023 Credit Agreement and repayment of the Prior First Lien Credit Agreement and in accordance with ASC Topic 470-50, Debt-Modifications and Extinguishments, we wrote off $5.1 million of previously unamortized debt issuance costs and debt discounts and incurred $0.2 million in debt modification costs, which were recorded within loss on debt extinguishment and modification for the 13 weeks ended April 1, 2023. Furthermore, a total of $4.6 million of creditor and third-party debt issuance costs were capitalized or carried over from the prior credit facilities, as defined below, and will be amortized over the term of the new credit facilities.
Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio. As of April 1, 2023, interest on borrowings under the new credit facilities was based on one-month Term SOFR with an applicable margin of 2.25%.
The new credit facilities of the 2023 Credit Agreement permit us to add incremental term loan facilities, increase any existing term loan facility, increase revolving commitments, and/or add incremental replacement revolving credit facility tranches. The aggregate principal amount of such incremental facilities are limited to (a) an amount not in excess of the sum of the greater of $200.0 million and 100% of Consolidated EBITDA (as defined in the 2023 Credit Agreement), subject to certain limitations, plus (b) voluntary prepayments of the term loan facility, voluntary permanent reductions of the commitments for the revolving credit facility and voluntary prepayments of indebtedness secured by liens on the collateral securing the new credit facilities, subject to certain exceptions, plus (c) an amount such that (assuming that the full amount of any such incremental revolving increase and/or incremental replacement revolving credit facility was drawn, and after giving effect to any appropriate pro forma adjustment events) we would be in compliance, on a pro forma basis (but excluding the cash proceeds of such incurrence), with a Total Net Leverage Ratio of 3.00 to 1.00.
Our obligations under the 2023 Credit Agreement are unconditionally guaranteed by all of the Company’s wholly owned direct and indirect restricted subsidiaries, subject to certain exceptions. All obligations under the 2023 Credit Agreement, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of the Company’s assets and those of each subsidiary guarantor.
The 2023 Credit Agreement requires us to make scheduled amortization payments of the senior term loan starting in June 2023. We may voluntarily prepay the new credit facilities, in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in applicable cases.
Senior Term Loan due 2028
Our $300.0 million senior term loan under our 2023 Credit Agreement matures on February 21, 2028 and had an interest rate of 7.11% as of April 1, 2023.
Revolving Credit Facility
As of April 1, 2023 we had $3.5 million of outstanding letters of credit and $371.5 million of remaining borrowing capacity available under the revolving credit facility, which matures on February 21, 2028. The interest rate on the revolving credit facility was 7.11% as of April 1, 2023. As discussed above, $25.0 million of the revolving credit facility was borrowed at closing and remained outstanding as of April 1, 2023.
We are required to pay a quarterly commitment fee ranging from 0.15% to 0.30% on the daily unused amount of the commitment under the revolving credit facility based upon our Total Net Leverage Ratio. We are also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility.
Prior First Lien Credit Agreement
GOBP Holdings, Inc., our wholly owned subsidiary, was the borrower under a first lien credit agreement (the "Prior First Lien Credit Agreement") with a syndicate of lenders that consisted of a $385.0 million senior term loan (the "prior senior term loan") and a revolving credit facility (the "prior revolving credit facility" and, together with the prior senior term loan, the "prior credit facilities") for an amount up to $100.0 million.
Prior Senior Term Loan due 2025
Our prior senior term loan under our Prior First Lien Credit Agreement had a maturity of October 22, 2025 and had an applicable margin of 2.75% for Eurodollar loans and 1.75% for base rate loans.
On April 29, 2022, we prepaid $75.0 million of principal on the prior senior term loan outstanding under our Prior First Lien Credit Agreement. In connection with the payment, we wrote off $1.3 million of previously unamortized debt issuance costs and debt discounts.
As discussed above, on February 21, 2023, in connection with the closing of the 2023 Credit Agreement, we repaid the remaining $385.0 million of principal on the prior senior term loan outstanding under our Prior First Lien Credit Agreement.
Prior Revolving Credit Facility
Our prior revolving credit facility under our Prior First Lien Credit Agreement had a maturity of October 23, 2023. No amounts were outstanding under the prior revolving credit facility as of December 31, 2022 and no amounts were outstanding as of final repayment of the Prior First Lien Credit Agreement.

We were required to pay a quarterly commitment fee ranging from 0.25% to 0.50% on the daily unused amount of the commitment under the prior revolving credit facility based upon the leverage ratio defined in the agreement and certain criteria specified in the agreement. We were also required to pay fronting fees and other customary fees for letters of credit issued under the prior revolving credit facility.
Debt Covenants
The 2023 Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The 2023 Credit Agreement contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to the borrower. The 2023 Credit Agreement also contains financial performance covenants requiring us to satisfy a maximum total net leverage ratio test and a minimum interest coverage ratio test as of the last day of each fiscal quarter ending on or after April 1, 2023. The maximum total net leverage ratio test requires us to be in compliance with a Total Net Leverage Ratio no greater than 3.50 to 1.00 as of the last day of each test period ending prior to the test period ending on or about December 31, 2025, and no greater than 3.25 to 1.00 as of the last day of each test period ending thereafter, subject to certain adjustments set forth in the 2023 Credit Agreement. The minimum interest coverage ratio test requires us to be in compliance with a Consolidated Interest Coverage Ratio (as defined in the 2023 Credit Agreement) no less than 1.75 to 1.00 as of the last day of each test period.
As of April 1, 2023, we were in compliance with all applicable financial covenant requirements for our 2023 Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of April 1, 2023 are as follows (amounts in thousands):

Remainder of fiscal 2023	$3,750
Fiscal 2024	7,500
Fiscal 2025	15,000
Fiscal 2026	15,000
Fiscal 2027	15,000
Thereafter	268,750
Total	$325,000
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Interest on loans	$7,107	$3,531
Amortization of debt issuance costs and debt discounts	401	628
Interest on finance leases	72	90
Interest income	(1,661)	(567)
Interest expense, net	$5,919	$3,682

Loss on Debt Extinguishment and Modification
Loss on debt extinguishment and modification consisted of the following (amounts in thousands):

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Write off of debt issuance costs	$4,518	$—
Write off of debt discounts	578	—
Debt modification costs	244	—
Loss on debt extinguishment and modification	$5,340	$—
Note 4. Stockholders' Equity
Share Repurchase Program
In November 2021, our Board of Directors approved a share repurchase program. This program, effective November 5, 2021 and without an expiration date, authorized us to repurchase up to $100.0 million of our outstanding common stock utilizing a variety of methods including open-market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and repurchases under a Rule 10b5-1 plan (which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws). Any repurchased shares are constructively retired and returned to an unissued status.
During the 13 weeks ended April 1, 2023, we repurchased 122,862 shares of common stock totaling $3.3 million at an average price of $26.66 per share in open-market transactions pursuant to a Rule 10b5-1 plan.
During the 13 weeks ended April 2, 2022, we repurchased 139,718 shares of common stock totaling $3.5 million at an average price of $24.70 per share in open-market transactions pursuant to a Rule 10b5-1 plan.
As of April 1, 2023, we had $93.3 million of repurchase authority remaining under the share repurchase program.
Note 5. Share-based Awards
For a discussion of our share-based incentive plans, refer to Note 8 of our 2022 Form 10-K.
Share-based Award Activity
The following table summarizes stock option activity under all equity incentive plans during the 13 weeks ended April 1, 2023:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 31, 2022	2,562,774	$12.13	801,635	$4.68
Exercised	(20,278)	10.08	—	—
Forfeitures	(1,577)	22.00	—	—
Options outstanding as of April 1, 2023	2,540,919	$12.14	801,635	$4.68
Options vested and exercisable as of April 1, 2023	1,696,785	$7.46	801,635	$4.68

The following table summarizes restricted stock unit ("RSU") activity under all equity incentive plans during the 13 weeks ended April 1, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2022	690,354	$31.79
Granted	439,297	27.29
Vested	(289,969)	32.45
Forfeitures	(13,097)	31.35
Unvested balance as of April 1, 2023	826,585	$29.17
The following table summarizes performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the 13 weeks ended April 1, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2022	1,331,803	$32.89
Granted (1)	433,241	27.29
Adjustment for expected performance achievement (2)	65,355	31.83
Vested	(436,522)	36.90
Forfeitures	(7,097)	31.71
Unvested balance as of April 1, 2023 (3)	1,386,780	$29.83
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the adjustment to previously granted PSUs based on performance expectations as of April 1, 2023.
(3)An additional 785,582 PSUs could potentially be included if the maximum performance level of 200% is reached for all PSUs outstanding as of April 1, 2023.
Share-based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Time-based stock options	$408	$458
RSUs	2,495	3,325
PSUs	3,773	2,005
Dividends (1)	—	7
Share-based compensation expense	$6,676	$5,795
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with a recapitalization that occurred in fiscal 2018.

Note 6. Income Taxes
Our income tax expense and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Income tax expense	$7,839	$4,172
Effective income tax rate	36.4%	26.5%
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, the Company updates the estimated annual effective tax rate. Our effective income tax rate for the 13 weeks ended April 1, 2023 was higher than the combined U.S. federal and state statutory income tax rate primarily due to excess tax expense related to the vesting of RSUs and PSUs below their grant price. The increase in our effective income tax rate for the 13 weeks ended April 1, 2023 compared to the 13 weeks ended April 2, 2022 was primarily driven by the above mentioned excess tax expense related to the vesting of RSUs and PSUs below their grant price during the 13 weeks ended April 1, 2023 as compared to excess tax benefits from the exercise of stock options and vesting of RSUs during the 13 weeks ended April 2, 2022.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our condensed consolidated statements of operations and comprehensive income and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of April 1, 2023 and December 31, 2022, respectively, and do not anticipate any changes to our uncertain tax positions within the next 12 months.
Note 7. Related Party Transactions
Related Party Leases
As of April 1, 2023 and April 2, 2022, we leased 14 and 15 store locations, respectively, and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of our Board of Directors (and formerly our Chief Executive Officer until December 31, 2022), and MacGregor Read, Jr., who served as Vice Chairman of our Board of Directors until September 1, 2022, or their respective families, had a direct or indirect financial interest. As of April 1, 2023, the right-of-use assets and lease liabilities related to these properties was $36.7 million and $41.1 million, respectively. As of December 31, 2022, the right-of-use assets and lease liabilities related to these properties was $40.5 million and $45.5 million, respectively. These related parties received aggregate lease payments from us of $1.7 million and $1.6 million for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $49.6 million and $48.1 million as of April 1, 2023 and December 31, 2022, respectively. See Note 2 for additional information.
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

Note 9. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Numerator
Net income and comprehensive income	$13,720	$11,574
Denominator
Weighted-average shares outstanding – basic	97,920	96,148
Effect of dilutive options	2,122	2,989
Effect of dilutive RSUs and PSUs (1)	527	297
Weighted-average shares outstanding – diluted	100,569	99,434
Earnings per share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12
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
The following weighted-average common share equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended
	April 1, 2023	April 2, 2022
RSUs	95	365

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report, and the audited consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("2022 Form 10-K"). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other sections of this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to the first quarter of fiscal 2023 and the first quarter of fiscal 2022 refer to the 13 weeks ended April 1, 2023 and April 2, 2022, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators ("IOs") run our stores and create a neighborhood feel through personalized customer service and a localized product offering. As of April 1, 2023, we had 444 stores in California, Washington, Oregon, Pennsylvania, Idaho, Nevada, Maryland and New Jersey.
Macroeconomic Conditions
During the first quarter of fiscal 2023, our business continued to be impacted by current macroeconomic conditions including supply chain and labor challenges, inflation, and changes in consumer behavior, and our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. The extent of the continuing impact of these factors on our operational and financial performance will depend on many factors, including certain factors outside of our control.
We continue to utilize our unique buying model, our strong vendor relationships and our agile approach to inventory management to offer customers a compelling product assortment at a deep competitive value. However, like many companies in the grocery and retail sectors, we continue to experience increased product costs, which we are mitigating in part by actively managing our assortment and higher retail pricing by us and IOs. These cost increases have resulted in part from supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions. In addition to increased product costs, we have incurred greater selling, general and administrative expenses ("SG&A") related to personnel, travel, and other third party and operational costs due to the aforementioned factors. Further, planned construction and opening of new stores has been, and may continue to be, negatively impacted due to both increased lead times to acquire materials, obtain permits and licenses as well as higher construction and development related costs.
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
First Quarter of Fiscal 2023 Overview
Key financial and operating performance results for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 were as follows:
•Net sales increased 16.1% to $965.5 million from $831.4 million in the first quarter of fiscal 2022; comparable store sales increased by 12.1%.
•We opened three new stores, ending the first quarter of fiscal 2023 with 444 stores in eight states.
•Net income increased 18.5% to $13.7 million, or $0.14 per diluted share, compared to net income of $11.6 million, or $0.12 per diluted share, in the first quarter of fiscal 2022.

•Adjusted EBITDA(1) increased 36.9% to $63.1 million compared to $46.1 million in the first quarter of fiscal 2022.
•Adjusted net income(1) increased 40.7% to $27.0 million, or $0.27 per adjusted diluted share(1), compared to $19.2 million, or $0.19 per adjusted diluted share, in the first quarter of fiscal 2022.
_______________________
(1)Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share are non-GAAP financial measures, which exclude the impact of certain special items. Please note that our non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Beginning with the fourth quarter of fiscal 2022, we updated our definitions of adjusted EBITDA, adjusted net income and adjusted earnings per share to no longer exclude the impact of non-cash rent expense and the provision for accounts receivable reserves. The presentation for adjusted EBITDA, adjusted net income and adjusted earnings per share for the 13 weeks ended April 2, 2022 has been recast to reflect these changes. See the "Operating Metrics and Non-GAAP Financial Measures" section of our 2022 Form 10-K, for additional information. Furthermore, see the "Operating Metrics and Non-GAAP Financial Measures" section below for additional information about these items, including their definitions, how management utilizes such non-GAAP financial measures and reconciliations of the non-GAAP measures and the most directly comparable GAAP measures.
Key Components of Results of Operations
Net Sales
We recognize revenues from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Discounts provided to customers by us are recognized at the time of sale as a reduction in net sales as the products are sold. Discounts that are funded solely by IOs are not recognized as a reduction in net sales as the IO bears the incidental costs arising from the discount. We do not accept manufacturer coupons. Net sales consist of net sales from comparable stores, described below under "Comparable Store Sales," and non-comparable stores. Growth of our net sales is generally driven by expansion of our store base in existing and new markets as well as comparable store sales growth. Net sales are impacted by the spending habits of our customers, product mix and supply, as well as promotional and competitive activities. Our ever-changing selection of offerings across diverse product categories supports growth in net sales by attracting new customers and encouraging repeat visits from our existing customers. The spending habits of our customers are affected by changes in macroeconomic conditions, governmental benefit programs such as the Supplemental Nutrition Assistance Program and discretionary income. Our customers' discretionary income is impacted by wages, fuel and other cost-of-living increases including food-at-home inflation, as well as consumer trends and preferences, which fluctuate depending on the environment. Because we offer a broad selection of merchandise at extreme values, historically our business has benefited from periods of economic uncertainty.
Cost of Sales, Gross Profit and Gross Margin
Cost of sales includes, among other things, merchandise costs, inventory markdowns, inventory losses, transportation costs and distribution and warehousing costs, including depreciation. Gross profit is equal to our net sales less our cost of sales. Gross margin is gross profit as a percentage of our net sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is impacted by product mix and availability, as some products generally provide higher gross margins, and by our merchandise costs, which can vary. Gross margin is also impacted by the costs of distributing and transporting product to our stores, which can vary. Our gross profit is variable in nature and generally follows changes in net sales. While our disciplined buying approach has produced consistent gross margins throughout economic cycles, which we believe has helped to mitigate adverse impacts on gross profit and results of operations, changes in consumer demand like we experienced and continue to experience as a result of the current macroeconomic conditions, including inflationary cost increases for goods, labor and transportation, supply chain constraints and changes in discretionary income, have resulted and could continue to result in higher variability to our gross margins. The components of our cost of sales, as well as our gross profit and gross margin, may not be comparable to the same or similar measures of our competitors and other retailers.

Selling, General and Administrative Expenses
SG&A are comprised of both store-related expenses and corporate expenses. Our store-related expenses include commissions paid to IOs, occupancy and our portion of maintenance costs and the cost of opening new IO stores. Company-operated store-related expenses also include payroll, benefits, supplies and utilities. Corporate expenses include payroll and benefits for corporate and field support, depreciation and amortization, share-based compensation, marketing and advertising, insurance and professional services and operator recruiting and training costs. We continue to closely manage our expenses and monitor SG&A as a percentage of net sales. SG&A generally increases as we grow our store base and invest in our corporate infrastructure. SG&A related to commissions paid to IOs are variable in nature and generally increase as gross profits rise and decrease as gross profits decline. We expect that our SG&A will continue to increase in future periods as we continue to grow our net sales and gross profits. The components of our SG&A may not be comparable to the components of similar measures of our competitors and other retailers.
In the first quarter of fiscal 2023, in order to enhance the comparability of our results with our peers, we updated our presentation of the condensed consolidated statements of operations and comprehensive income to include depreciation and amortization expenses and share-based compensation expenses within selling, general and administrative expenses. Prior period amounts have been reclassified to conform to current period presentation. The reclassification of these items had no impact on net income, earnings per share, or retained earnings in the current or prior periods.
Operating Income
Operating income is gross profit less SG&A. Operating income excludes interest expense, net, gain on insurance recoveries, loss on debt extinguishment and modification and income tax expense. We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Net sales	$965,467	$831,427
Cost of sales	664,924	580,538
Gross profit	300,543	250,889
Selling, general and administrative expenses	267,725	231,461
Income from operations	32,818	19,428
Other expenses:
Interest expense, net	5,919	3,682
Loss on debt extinguishment and modification	5,340	—
Total other expenses	11,259	3,682
Income before income taxes	21,559	15,746
Income tax expense	7,839	4,172
Net income and comprehensive income	$13,720	$11,574

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Percentage of net sales (1)
Net sales	100.0%	100.0%
Cost of sales	68.9%	69.8%
Gross profit	31.1%	30.2%
Selling, general and administrative expenses	27.7%	27.8%
Income from operations	3.4%	2.3%
Other expenses:
Interest expense, net	0.6%	0.4%
Loss on debt extinguishment and modification	0.6%	—%
Total other expenses	1.2%	0.4%
Income before income taxes	2.2%	1.9%
Income tax expense	0.8%	0.5%
Net income and comprehensive income	1.4%	1.4%
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
We define EBITDA as net income before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense, loss on debt extinguishment and modification, asset impairment and gain or loss on disposition and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for costs related to amortization of purchase accounting assets and deferred financing costs, tax adjustment to normalize the effective tax rate, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted average shares outstanding. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP measures through the use of various GAAP measures. In the future, we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive our non-GAAP measures.

Beginning with the fourth quarter of fiscal 2022, we updated our definitions of adjusted EBITDA, adjusted net income and adjusted earnings per share to no longer exclude the impact of non-cash rent expense and the provision for accounts receivable reserves. The presentation for adjusted EBITDA, adjusted net income and adjusted earnings per share for the 13 weeks ended April 2, 2022 has been recast to reflect these changes.
The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Other Financial and Operations Data
Number of new stores	3	4
Number of stores open at end of period	444	418
Comparable store sales increase (1)	12.1%	5.2%
EBITDA (2)	$48,153	$38,418
Adjusted EBITDA (2)	$63,078	$46,081
Adjusted net income (2)	$27,024	$19,210
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

GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to adjusted net income, and our GAAP earnings per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Net income	$13,720	$11,574
Interest expense, net	5,919	3,682
Income tax expense	7,839	4,172
Depreciation and amortization expenses	20,675	18,990
EBITDA	48,153	38,418
Share-based compensation expenses (1)	6,676	5,795
Loss on debt extinguishment and modification (2)	5,340	—
Asset impairment and gain or loss on disposition (3)	107	363
Other (4)	2,802	1,505
Adjusted EBITDA	$63,078	$46,081

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Net income	$13,720	$11,574
Share-based compensation expenses (1)	6,676	5,795
Loss on debt extinguishment and modification (2)	5,340	—
Asset impairment and gain or loss on disposition (3)	107	363
Other (4)	2,802	1,505
Amortization of purchase accounting assets and deferred financing costs (5)	1,567	3,112
Tax adjustment to normalize effective tax rate (6)	1,592	(176)
Tax effect of total adjustments (7)	(4,780)	(2,963)
Adjusted net income	$27,024	$19,210

GAAP earnings per share
Basic	$0.14	$0.12
Diluted	$0.14	$0.12
Adjusted earnings per share
Basic	$0.28	$0.20
Diluted	$0.27	$0.19
Weighted average shares outstanding
Basic	97,920	96,148
Diluted	100,569	99,434
___________________________
(1)Includes non-cash share-based compensation expense and cash dividends paid on vested share-based awards as a result of dividends declared in connection with a recapitalization that occurred in fiscal 2018. See "Share-based Compensation Expense" in the "Comparison of the 13 weeks ended April 1, 2023 and April 2, 2022" section below for additional information.
(2)Represents the write-off of debt issuance costs and debt discounts as well as debt modification costs related to refinancing and/or repayment of our credit facilities. See Note 3 to the condensed consolidated financial statements for additional information.
(3)Represents asset impairment charges and gains or losses on dispositions of assets.
(4)Represents other non-recurring, non-cash or non-operational items, such as technology upgrade implementation costs, costs related to employer payroll taxes associated with equity awards, legal settlements and other legal expenses, certain personnel-related costs, store closing costs and miscellaneous costs.

(5)Represents the amortization of debt issuance costs and incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, which included trademarks, customer lists, and below-market leases.
(6)Represents adjustments to normalize the effective tax rate for the impact of unusual or infrequent tax items that we do not consider in our evaluation of ongoing performance, including excess tax expenses or benefits related to stock option exercises and vesting of restricted stock units ("RSUs") that are recorded in earnings as discrete items in the reporting period in which they occur.
(7)Represents the tax effect of the total adjustments. We calculate the tax effect of the total adjustments on a discrete basis excluding any non-recurring and unusual tax items.
Comparison of the 13 weeks ended April 1, 2023 and April 2, 2022 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Net sales	$965,467	$831,427	$134,040	16.1%
The increase in net sales for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022 was primarily attributable to an increase in comparable store sales as well as non-comparable store net sales growth primarily from the 26 net new stores opened over the last 12 months.
Comparable store sales increased 12.1% for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022. The increase in comparable store sales for the 13 weeks ended April 1, 2023 was driven by a 7.9% increase in the number of transactions combined with a 3.9% increase in average transaction size.
Cost of Sales

	13 Weeks Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Cost of sales	$664,924	$580,538	$84,386	14.5%
% of net sales	68.9%	69.8%
The increase in cost of sales for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022 was primarily the result of an increase in comparable store sales combined with non-comparable net sales from 26 net new stores opened over the last 12 months.
Costs as a percentage of net sales decreased for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022 due to higher opportunistic product mix, distribution cost leverage as a result of our higher net sales and higher retail pricing to offset product cost increases.
Gross Profit and Gross Margin

	13 Weeks Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Gross profit	$300,543	$250,889	$49,654	19.8%
Gross margin	31.1%	30.2%
The increase in gross profit for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022 was primarily the result of an increase in comparable store sales combined with non-comparable sales from 26 net new stores opened over the last 12 months.
Gross margin increased for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022 due to higher opportunistic product mix, distribution cost leverage as a result of our higher net sales and higher retail pricing to offset product cost increases.

Selling, General and Administrative Expenses

	13 Weeks Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
SG&A	$267,725	$231,461	$36,264	15.7%
% of net sales	27.7%	27.8%
The increase in SG&A for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022 was driven by $27.2 million in higher store-related expenses and $9.1 million in higher corporate-related expenses. Store-related expenses primarily increased as a result of higher commission payments to IOs, reflecting gross profit growth, as well as higher store occupancy costs due to 26 net new stores opened over the last 12 months. Corporate-related expenses increased largely due to increased personnel costs as a result of the Company's growth as well as the resumption of our annual IO conference and business travel following a COVID suspension.
As a percentage of net sales, SG&A remained relatively flat for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022 as leverage on store-related expenses was offset by higher corporate-related expenses.
Interest Expense, Net

	13 Weeks Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Interest expense, net	$5,919	$3,682	$2,237	60.8%
% of net sales	0.6%	0.4%
The increase in net interest expense for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022 was primarily driven by increases in the effective borrowing rate, partially offset by increased interest income from cash and cash equivalents as well as a decrease in principal debt outstanding over the last 12 months. See Note 3 to the condensed consolidated financial statements for additional information.
Loss on Debt Extinguishment and Modification

	13 Weeks Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Loss on debt extinguishment and modification	$5,340	$—	$5,340	N/A
% of net sales	0.6%	—%
During the 13 weeks ended April 1, 2023, we recorded a $5.3 million loss on debt extinguishment related to the payoff of $385.0 million of principal on the senior term loan outstanding under our prior first lien credit facility. See Note 3 to the condensed consolidated financial statements for additional information.
Income Tax Expense

	13 Weeks Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Income tax expense	$7,839	$4,172	$3,667	87.9%
% of net sales	0.8%	0.5%
Effective tax rate	36.4%	26.5%
The increase in income tax expense for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022 was primarily due to higher pretax income combined with excess tax expense related to the vesting of RSUs and

PSUs below their grant price during the 13 weeks ended April 1, 2023 as compared to excess tax benefits from the exercise of stock options and vesting of RSUs during the same period in fiscal 2022.
Net Income

	13 Weeks Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Net income	$13,720	$11,574	$2,146	18.5%
% of net sales	1.4%	1.4%
As a result of the foregoing factors, net income increased for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022.
Adjusted EBITDA

	13 Weeks Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Adjusted EBITDA	$63,078	$46,081	$16,997	36.9%
The increase in adjusted EBITDA for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022 was primarily due to an increase in comparable store sales of 12.1% for the 13 weeks ended April 1, 2023, as well as higher net sales resulting from new store growth, combined with increased gross margin.
Adjusted Net Income

	13 Weeks Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Adjusted net income	$27,024	$19,210	$7,814	40.7%
The increase in adjusted net income for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022 was primarily due to an increase in comparable store sales of 12.1% for the 13 weeks ended April 1, 2023, as well as higher net sales resulting from new store growth, combined with increased gross margin.

Liquidity and Capital Resources
Sources of Liquidity
Based on our current operations and new store growth plans, we expect to satisfy our short-term and long-term cash requirements through a combination of our existing cash and cash equivalents position, funds generated from operating activities, and the borrowing capacity available in the revolving credit facility under our credit agreement, dated as of February 21, 2023 (the "2023 Credit Agreement"). If cash generated from our operations and borrowings under our revolving credit facility are not sufficient or available to meet our liquidity requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders. Additionally, we may seek to take advantage of market opportunities to refinance our existing debt instruments with new debt instruments at interest rates, maturities and terms we deem attractive.
As of April 1, 2023, we had cash and cash equivalents of $82.1 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under our 2023 Credit Agreement. As of April 1, 2023, we had $25.0 million of borrowings outstanding under the revolving credit facility and $3.5 million of outstanding standby letters of credit, resulting in $371.5 million of remaining borrowing capacity available under this revolving credit facility.
The senior secured credit facilities of the 2023 Credit Agreement permit us to add incremental term loan facilities, increase any existing term loan facility, increase revolving commitments, and/or add incremental replacement revolving credit facility tranches. The aggregate principal amount of such incremental facilities are limited to (a) an amount not in excess of the sum of the greater of $200.0 million and 100% of Consolidated EBITDA (as defined in the 2023 Credit Agreement), subject to certain limitations, plus (b) voluntary prepayments of the term loan facility, voluntary permanent reductions of the commitments for the revolving credit facility and voluntary prepayments of indebtedness secured by liens on the collateral securing the credit facilities, subject to certain exceptions, plus (c) an amount such that (assuming that the full amount of any such incremental revolving increase and/or incremental replacement revolving credit facility was drawn, and after giving effect to any appropriate pro forma adjustment events) we would be in compliance, on a pro forma basis (but excluding the cash proceeds of such incurrence), with a Total Net Leverage Ratio (as defined in the 2023 Credit Agreement) of 3.00 to 1.00.
We may also, from time to time, at our sole discretion, prepay or retire all or a portion of our outstanding debt. On April 21, 2023, we repaid the $25.0 million of principal on our revolving credit facility.
2023 Refinancing
On February 21, 2023, we entered into the 2023 Credit Agreement, which provides for senior secured credit facilities consisting of (i) a senior secured term loan facility (the "senior term loan") in an aggregate principal amount of $300.0 million and (ii) a senior secured revolving credit facility (the "revolving credit facility" and, together with the senior term loan, the "new credit facilities") in an aggregate principal amount of $400.0 million. The senior term loan was borrowed in full on such date, and $25.0 million of the revolving credit facility was borrowed on such date. See Note 3 to our condensed consolidated financial statements for additional information.
Material Cash Requirements
Other than the update to debt obligation payments noted below, there has been no material change in our material cash requirements since the end of fiscal 2022. See our 2022 Form 10-K for additional information.
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the 13 weeks ended April 1, 2023, before the impact of tenant improvement allowances, were $40.8 million, and, net of tenant improvement allowances, were $38.5 million. We continue to expect total capital expenditures, net of tenant improvement allowances, to be approximately $155.0 million for fiscal 2023.
Debt Obligations
The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments of the senior term loan starting in June 2023. Such payments total $56.3 million over the remaining term of the senior term loan, with $3.8 million payable over the remainder of fiscal 2023. The remaining senior term loan principal balance will become due in February 2028 at maturity. See Note 3 to our condensed consolidated financial statements for additional information.

Debt Covenants
The 2023 Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The 2023 Credit Agreement contains certain covenants that, among other things, limit the our ability and the ability of our restricted subsidiaries to: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to the borrower. The 2023 Credit Agreement also contains financial performance covenants requiring us to satisfy a maximum total net leverage ratio test and a minimum interest coverage ratio test as of the last day of each fiscal quarter ending on or after April 1, 2023. The maximum total net leverage ratio test requires us to be in compliance with a Total Net Leverage Ratio no greater than 3.50 to 1.00 as of the last day of each test period ending prior to the test period ending on or about December 31, 2025, and no greater than 3.25 to 1.00 as of the last day of each test period ending thereafter, subject to certain adjustments set forth in the 2023 Credit Agreement. The minimum interest coverage ratio test requires us to be in compliance with a Consolidated Interest Coverage Ratio (as defined in the 2023 Credit Agreement) no less than 1.75 to 1.00 as of the last day of each test period.
As of April 1, 2023, we were in compliance with all applicable financial covenant requirements for our 2023 Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands, except percentages):

	13 Weeks Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Net cash provided by operating activities	$87,632	$36,329	$51,303	141.2%
Net cash used in investing activities	(40,347)	(35,522)	(4,825)	13.6%
Net cash used in financing activities	(67,898)	(2,896)	(65,002)	2,244.5%
Net decrease in cash and cash equivalents	$(20,613)	$(2,089)	$(18,524)	886.7%
Cash Provided by Operating Activities
Net cash provided by operating activities was $87.6 million for the 13 weeks ended April 1, 2023 compared to $36.3 million for the same period in fiscal 2022. The increase in net cash provided by operating activities of $51.3 million for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022 was primarily driven by decreases to merchandise inventories combined with increased net sales that were driven by comparable stores sales and new store growth.
Cash Used in Investing Activities
Net cash used in investing activities for the 13 weeks ended April 1, 2023 and April 2, 2022 was primarily for capital expenditures and loans to IOs.
Net cash used in investing activities was $40.3 million for the 13 weeks ended April 1, 2023 compared to $35.5 million for the same period in fiscal 2022. The increase in net cash used in investing activities of $4.8 million for the 13 weeks ended April 1, 2023 compared to the same period in fiscal 2022 was primarily due to increased investments in computer software intangible assets, partially offset by a decrease in loans made to IOs.
Cash Used in Financing Activities
Net cash used in financing activities of $67.9 million for the 13 weeks ended April 1, 2023 was primarily due to the payoff of $385.0 million of principal on the prior senior term loan outstanding under our prior first lien credit facility as well as the repurchase of $3.3 million worth of common stock, partially offset by $325.0 million in proceeds from the issuance of the senior term loan and revolving credit facility borrowings under the 2023 Credit Agreement. Net cash used in financing activities of $2.9 million for the 13 weeks ended April 2, 2022 was primarily due to the repurchase of $3.5 million worth of common stock, partially offset by $0.9 million in proceeds from the exercise of stock options.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP and the applicable rules and regulations of the SEC for interim reporting. The preparation of our condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our judgments and estimates are based on historical experience and other factors believed to be reasonable under the circumstances. With respect to critical accounting policies, even a relatively minor variance between actual and expected results can potentially have a materially favorable or unfavorable impact on subsequent results of operations.
There have been no material changes to our critical accounting policies and estimates during the 13 weeks ended April 1, 2023 from those disclosed in our 2022 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of April 1, 2023, our outstanding borrowings included a $300.0 million senior term loan and $25.0 million in revolving credit facility borrowings under the 2023 Credit Agreement. As of April 1, 2023, the interest rate on these borrowings was 7.11% (See Note 3 to our condensed consolidated financial statements for additional information). Based on the outstanding balance and interest rate of our credit facilities as of April 1, 2023, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense of approximately $2.3 million over the next 12 months.
We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, increased SG&A related to personnel, travel, and other operational costs and other disruptions caused by the current macroeconomic environment. Similarly, our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the impact that inflation had on gross margin and net income during the periods reported. Furthermore, our results of operations and financial condition may be materially impacted by inflation in the future.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 1, 2023.
Changes in Internal Control over Financial Reporting
During the quarter ended April 1, 2023, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be party to litigation that arises in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows, and no material legal proceedings were terminated, settled or otherwise resolved during the 13 weeks ended April 1, 2023.
SEC regulations require us to disclose information about certain environmental proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, we use a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2022 Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our share repurchase program activity for the first quarter of fiscal 2023 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2023 - January 28, 2023	—	$—	—	$96,552
January 29, 2023 - February 25, 2023	—	—	—	96,552
February 26, 2023 - April 1, 2023	122,862	26.66	122,862	93,281
Total first quarter	122,862	$26.66	122,862
_______________________
(1)Includes commissions for the shares repurchased under the share repurchase programs.
(2)In November 2021, our Board of Directors approved a share repurchase program. This program, effective November 5, 2021 and without an expiration date, authorizes us to repurchase, from time to time and at prices the Company deems appropriate, up to $100.0 million of our outstanding common stock utilizing a variety of methods including open market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and repurchases under a Rule 10b5-1 plan (which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws). In addition to the Company's discretion, such repurchases are subject to, among other things, market conditions, applicable legal requirements and debt covenants. The shares purchased were made in open-market transactions pursuant to a Rule 10b5-1 plan.
Item 3. Default Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	8-K	001-38950	6/10/2022	3.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	8-K	001-38950	4/8/2022	3.1
10.1	Credit Agreement, dated as of February 21, 2023, by and among Grocery Outlet Holding Corp., the Lenders and Letter of Credit Issuers from time to time party thereto, and Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swingline Lender., the Lenders and Letter of Credit Issuers from time to time party thereto, and Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swingline Lender.	8-K	001-38950	2/23/2023	10.1
10.2*
Pledge and Security Agreement, dated as of February 21, 2023, among Grocery Outlet Holding Corp., the subsidiaries of Grocery Outlet Holding Corp. from time to time party thereto and Bank of America, N.A., as Collateral Agent

10.3*	Copyright Security Agreement, dated as of February 21, 2023, among Grocery Outlet Inc. and Bank of America, N.A., as Collateral Agent
10.4*	Trademark Security Agreement, dated as of February 21, 2023, among Grocery Outlet Inc. and Bank of America, N.A., as Collateral Agent
10.5*
Guarantee, dated as of February 21, 2023, among Grocery Outlet Holding Corp., the subsidiaries of Grocery Outlet Holding Corp. from time to time party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent

10.6†	Employment Agreement, effective January 1, 2023, by and among Robert Joseph Sheedy, Jr., Grocery Outlet Inc. and Grocery Outlet Holding Corp.	8-K	001-38950	11/8/2022	10.1
10.7†	Restricted Stock Unit Grant And Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (CEO Form)	10-K	001-38950	3/1/2023	10.34
10.8†*	2023 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)
10.9†	Non-Employee Director Compensation Policy (as amended November 2, 2022 and as effective January 1, 2023)	8-K	001-38950	11/8/2022	10.2
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and included as Exhibit 101.
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grocery Outlet Holding Corp.
Date:	May 10, 2023	By:	/s/ Charles C. Bracher
Charles C. Bracher Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2023	By:	/s/ Lindsay E. Gray
Lindsay E. Gray Senior Vice President, Accounting (Principal Accounting Officer)