Form 10-Q
period 2023-07-01
Grocery Outlet Holding Corp.
filed 2023-08-09
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 3, 2023, the registrant had 98,777,446 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$87,570	$102,728
Independent operator receivables and current portion of independent operator notes, net of allowance $5,603 and $2,238	9,300	10,805
Other accounts receivable, net of allowance $51 and $7	5,148	4,368
Merchandise inventories	320,344	334,319
Prepaid expenses and other current assets	17,930	15,137
Total current assets	440,292	467,357
Independent operator notes and receivables, net of allowance $10,792 and $12,509	24,858	22,535
Property and equipment, net	592,322	560,746
Operating lease right-of-use assets	933,614	902,163
Intangible assets, net	73,084	63,993
Goodwill	747,943	747,943
Other assets	10,978	7,667
Total assets	$2,823,091	$2,772,404
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$147,220	$137,631
Accrued and other current liabilities	71,321	53,213
Accrued compensation	24,412	27,194
Current portion of long-term debt	5,625	—
Current lease liabilities	61,053	54,586
Income and other taxes payable	11,376	7,890
Total current liabilities	321,007	280,514
Long-term debt, net	290,660	379,650
Deferred income tax liabilities, net	29,720	19,782
Long-term lease liabilities	1,015,222	980,759
Other long-term liabilities	1,668	1,485
Total liabilities	1,658,277	1,662,190
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 98,773,249 and 97,674,356 shares issued and outstanding, respectively	99	98
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	863,997	847,589
Retained earnings	300,718	262,527
Total stockholders' equity	1,164,814	1,110,214
Total liabilities and stockholders' equity	$2,823,091	$2,772,404
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$1,010,255	$897,659	$1,975,722	$1,729,086
Cost of sales	683,685	618,248	1,348,609	1,198,786
Gross profit	326,570	279,411	627,113	530,300
Selling, general and administrative expenses	290,089	252,500	557,814	483,961
Operating income	36,481	26,911	69,299	46,339
Other expenses:
Interest expense, net	4,766	3,875	10,685	7,557
Loss on debt extinguishment and modification	—	1,274	5,340	1,274
Total other expenses	4,766	5,149	16,025	8,831
Income before income taxes	31,715	21,762	53,274	37,508
Income tax expense	7,244	1,668	15,083	5,840
Net income and comprehensive income	$24,471	$20,094	$38,191	$31,668
Basic earnings per share	$0.25	$0.21	$0.39	$0.33
Diluted earnings per share	$0.24	$0.20	$0.38	$0.32
Weighted average shares outstanding:
Basic	98,515	96,578	98,218	96,358
Diluted	100,639	100,140	100,604	99,788
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	97,674,356	$98	$847,589	$262,527	$1,110,214
Exercise and vesting of share-based awards	734,310	—	204	—	204
Share-based compensation expense	—	—	6,676	—	6,676
Repurchase of common stock	(122,862)	—	(3,275)	—	(3,275)
Net income and comprehensive income	—	—	—	13,720	13,720
Balance as of April 1, 2023	98,285,804	$98	$851,194	$276,247	$1,127,539
Exercise and vesting of share-based awards, net of shares withheld for employee taxes	487,445	1	1,507	—	1,508
Share-based compensation expense	—	—	11,305	—	11,305
Dividends paid	—	—	(9)	—	(9)
Net income and comprehensive income	—	—	—	24,471	24,471
Balance as of July 1, 2023	98,773,249	$99	$863,997	$300,718	$1,164,814
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
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net income	$38,191	$31,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	36,969	34,813
Amortization of intangible and other assets	4,826	3,731
Amortization of debt issuance costs and debt discounts	628	1,190
Non-cash rent	2,705	3,771
Loss on debt extinguishment and modification	5,340	1,274
Share-based compensation	17,981	15,279
Provision for accounts receivable reserves	2,154	2,052
Deferred income taxes	9,938	5,564
Other	342	546
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(3,395)	(2,614)
Merchandise inventories	13,975	(42,922)
Prepaid expenses and other assets	(2,657)	2,248
Income and other taxes payable	3,486	(920)
Trade accounts payable, accrued compensation and other liabilities	20,985	22,358
Operating lease liabilities	5,652	6,689
Net cash provided by operating activities	157,120	84,727
Cash flows from investing activities:
Advances to independent operators	(3,540)	(4,788)
Repayments of advances from independent operators	3,551	3,691
Purchases of property and equipment	(66,025)	(58,318)
Proceeds from sales of assets	24	29
Investments in intangible assets and licenses	(12,309)	(5,992)
Proceeds from insurance recoveries - property and equipment	215	—
Net cash used in investing activities	(78,084)	(65,378)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,578	3,956
Tax withholding related to net settlement of employee share-based awards	(449)	—
Proceeds from senior term loan due 2028	300,000	—
Proceeds from revolving credit facility	25,000	—
Principal payments on revolving credit facility	(25,000)	—
Principal payments on senior term loan due 2025	(385,000)	(75,000)
Principal payments on senior term loan due 2028	(1,875)	—
Principal payments on finance leases	(651)	(646)
Repurchase of common stock	(3,275)	(3,451)
Dividends paid	(9)	(33)
Debt issuance costs paid	(4,513)	—
Net cash used in financing activities	(94,194)	(75,174)
Net decrease in cash and cash equivalents	(15,158)	(55,825)
Cash and cash equivalents at beginning of period	102,728	140,085
Cash and cash equivalents at end of period	$87,570	$84,260
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of July 1, 2023, we had 447 stores throughout California, Washington, Oregon, Pennsylvania, Idaho, Nevada, Maryland and New Jersey.
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
Our unaudited condensed consolidated financial statements include the accounts of Grocery Outlet Holding Corp. and its wholly owned subsidiaries. All intercompany balances and transactions were eliminated. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for any future interim or annual period. Beginning with the first quarter of fiscal 2022, certain prior period amounts in the condensed consolidated statements of operations and comprehensive income have been reclassified to conform to the current period presentation. Specifically, in order to enhance the comparability of our results with our peers, depreciation and amortization expenses and share-based compensation expenses are now included in selling, general and administrative expenses. The reclassification of these items had no impact on net income, earnings per share, or retained earnings in the current or prior periods.
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
There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of July 1, 2023 or December 31, 2022. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the 26 weeks ended July 1, 2023.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	July 1, 2023		December 31, 2022
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (3)
Financial Liabilities:
Senior term loans (Level 2)	$296,285	$298,125	$379,650	$383,075
_______________________
(1)The carrying amounts of our senior term loans as of July 1, 2023 and December 31, 2022 were net of unamortized debt discounts of zero and $0.6 million, respectively, and debt issuance costs of $1.8 million and $4.7 million, respectively.
(2)The estimated fair value of our current senior term loan borrowings under our 2023 Credit Agreement, as defined in Note 3, was deemed to approximate the carrying value, excluding unamortized debt issuance costs, because the interest rate is variable with short reset periods and is reflective of the current market rate.
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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of July 1, 2023 and December 31, 2022.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $2.8 million and $3.6 million as of July 1, 2023 and December 31, 2022, respectively. Breakage amounts were immaterial for the 13 and 26 weeks ended July 1, 2023 and July 2, 2022.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Perishable (1)	$359,770	$325,540	$705,609	$626,382
Non-perishable (2)	650,485	572,119	1,270,113	1,102,704
Total net sales	$1,010,255	$897,659	$1,975,722	$1,729,086
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
We had 445, 438 and 421 stores operated by IOs as of July 1, 2023, December 31, 2022 and July 2, 2022, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.

As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $997.2 million and $883.0 million for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and $1.95 billion and $1.70 billion for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in SG&A. IO commissions were $158.2 million and $136.5 million for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and $303.4 million and $259.2 million for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively. IO commissions of $15.5 million and $6.2 million were included in accrued and other current liabilities as of July 1, 2023 and December 31, 2022, respectively.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $50.6 million and $48.1 million as of July 1, 2023 and December 31, 2022, respectively. See Note 2 for additional information.
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
Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 3.00% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $1.2 million and $0.9 million as of July 1, 2023 and December 31, 2022, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of July 1, 2023 or December 31, 2022.

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
Amounts due from IOs and the related allowances as of July 1, 2023 and December 31, 2022 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
July 1, 2023
Independent operator notes	$37,429	$(800)	$(10,027)	$26,602	$1,744	$24,858
Independent operator receivables	13,124	(4,803)	(765)	7,556	7,556	—
Total	$50,553	$(5,603)	$(10,792)	$34,158	$9,300	$24,858

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
December 31, 2022
Independent operator notes	$37,522	$(700)	$(12,509)	$24,313	$1,778	$22,535
Independent operator receivables	10,565	(1,538)	—	9,027	9,027	—
Total	$48,087	$(2,238)	$(12,509)	$33,340	$10,805	$22,535

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Beginning balance	$15,957	$12,547	$14,747	$11,912
Provision for IO notes and IO receivables reserves	762	808	2,110	2,015
Write-off of provision for IO notes and IO receivables	(324)	(258)	(462)	(830)
Ending Balance	$16,395	$13,097	$16,395	$13,097

The following table presents the outstanding gross balance of IO notes by fiscal year of origination and credit quality indicator as of July 1, 2023 (amounts in thousands):

	Fiscal Year of Origination
Credit Quality Indicator	2023 (YTD)	2022	2021	2020	2019	Prior	Total
TCAP	$1,063	$5,477	$4,728	$2,379	$464	$915	$15,026
Non-TCAP	1,325	3,612	3,946	2,693	1,774	1,768	15,118
New store	2,498	4,787	—	—	—	—	7,285
Total	$4,886	$13,876	$8,674	$5,072	$2,238	$2,683	$37,429
TCAP IO Notes
Notes of IOs participating in our TCAP represented 52.0% and 49.7% of total IO notes balances as of July 1, 2023 and December 31, 2022, respectively.
A total of $1.9 million of IO notes were added into our TCAP during the 13 weeks ended July 1, 2023. The weighted average contractual interest rate of such IO notes was reduced from 9.95% to 3.00%. In addition, $1.1 million of IO notes were transferred from TCAP to Non-TCAP during the 13 weeks ended July 1, 2023.
A total of $3.7 million of IO notes were added into our TCAP during the 26 weeks ended July 1, 2023. The weighted average contractual interest rate of such IO notes was reduced from 9.95% to 3.00%. In addition, $2.1 million of IO notes were transferred from TCAP to Non-TCAP during the 26 weeks ended July 1, 2023.
Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	July 1, 2023	December 31, 2022
Senior term loan due 2025	$—	$385,000
Senior term loan due 2028	298,125	—
Long-term debt, gross	298,125	385,000
Less: Unamortized debt issuance costs and debt discounts	(1,840)	(5,350)
Long-term debt, less unamortized debt discounts and debt issuance costs	296,285	379,650
Less: Current portion	(5,625)	—
Long-term debt, net	$290,660	$379,650
2023 Credit Agreement
On February 21, 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and collateral agent, and the other parties party thereto (the "2023 Credit Agreement"). The 2023 Credit Agreement provides for senior secured credit facilities consisting of (i) a senior secured term loan facility (the "senior term loan") in an original aggregate principal amount of $300.0 million and (ii) a senior secured revolving credit facility (the "revolving credit facility" and, together with the senior term loan, the "new credit facilities") in an aggregate principal amount of $400.0 million. The revolving credit facility includes sub-commitments for $50.0 million letters of credit and $25.0 million of swingline loans. The senior term loan was borrowed in full at closing, and $25.0 million of the revolving credit facility was borrowed at closing.
Also on February 21, 2023, we repaid all of the outstanding indebtedness under our Prior First Lien Credit Agreement, defined below, as well as fees and expenses in connection therewith. All obligations of the Company’s subsidiaries under the Prior First Lien Credit Agreement were discharged as of such date. In connection with the closing of the 2023 Credit Agreement and repayment of the Prior First Lien Credit Agreement and in accordance with ASC Topic 470-50, Debt-Modifications and Extinguishments, we wrote off $5.1 million of previously unamortized debt issuance costs and debt discounts and incurred $0.2 million in debt modification costs, which were recorded within loss on debt extinguishment and modification for the 26 weeks ended July 1, 2023. Furthermore, a total of $4.6 million of creditor and third-party debt issuance costs were capitalized or carried over from the prior credit facilities, as defined below, and will be amortized over the term of the new credit facilities.
Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%,

(ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio. As of July 1, 2023, interest on borrowings under the new credit facilities was based on one-month Term SOFR with an applicable margin of 2.25%.
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
The 2023 Credit Agreement requires us to make scheduled amortization payments of the senior term loan. We may voluntarily prepay the new credit facilities, in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in applicable cases.
Senior Term Loan due 2028
Our senior term loan under our 2023 Credit Agreement matures on February 21, 2028 and had an interest rate of 7.43% as of July 1, 2023.
Revolving Credit Facility
As of July 1, 2023 we had $4.2 million of outstanding letters of credit and $395.8 million of remaining borrowing capacity available under the revolving credit facility, which matures on February 21, 2028. The interest rate on the revolving credit facility was 7.43% as of July 1, 2023. As discussed above, $25.0 million of the revolving credit facility was borrowed at closing. On April 21, 2023, we repaid the $25.0 million of principal on our revolving credit facility. No amounts were outstanding under the revolving credit facility as of July 1, 2023.
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
Debt Covenants
The 2023 Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The 2023 Credit Agreement contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to the borrower. The 2023 Credit Agreement also contains financial performance covenants requiring us to satisfy a maximum total net leverage ratio test and a minimum interest coverage ratio test as of the last day of each fiscal quarter. The maximum total net leverage ratio test requires us to be in compliance with a Total Net Leverage Ratio no greater than 3.50 to 1.00 as of the last day of each test period ending prior to the test period ending on or about December 31, 2025, and no greater than 3.25 to 1.00 as of the last day of each test period ending thereafter, subject to certain adjustments set forth in the 2023 Credit Agreement. The minimum interest coverage ratio test requires us to be in compliance with a Consolidated Interest Coverage Ratio (as defined in the 2023 Credit Agreement) no less than 1.75 to 1.00 as of the last day of each test period.
As of July 1, 2023, we were in compliance with all applicable financial covenant requirements for our 2023 Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of July 1, 2023 are as follows (amounts in thousands):

Remainder of fiscal 2023	$1,875
Fiscal 2024	7,500
Fiscal 2025	15,000
Fiscal 2026	15,000
Fiscal 2027	15,000
Thereafter	243,750
Total	$298,125
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest on loans	$5,867	$3,789	$12,974	$7,320
Amortization of debt issuance costs and debt discounts	227	562	628	1,190
Interest on finance leases	78	94	150	184
Interest income	(1,406)	(570)	(3,067)	(1,137)
Interest expense, net	$4,766	$3,875	$10,685	$7,557

Loss on Debt Extinguishment and Modification
Loss on debt extinguishment and modification consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Write off of debt issuance costs	$—	$1,127	$4,518	$1,127
Write off of debt discounts	—	147	578	147
Debt modification costs	—	—	244	—
Loss on debt extinguishment and modification	$—	$1,274	$5,340	$1,274
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
During the 13 weeks ended July 1, 2023, we did not repurchase any shares of common stock under the share repurchase program. During the 26 weeks ended July 1, 2023, we repurchased 122,862 shares of common stock under the share repurchase program totaling $3.3 million at an average price of $26.66 per share in open-market transactions pursuant to a Rule 10b5-1 plan.
During the 13 weeks ended July 2, 2022, we did not repurchase any shares of common stock under the share repurchase program. During the 26 weeks ended July 2, 2022, we repurchased 139,718 shares of common stock under the share repurchase program totaling $3.5 million at an average price of $24.70 per share in open-market transactions pursuant to a Rule 10b5-1 plan.
As of July 1, 2023, we had $93.3 million of repurchase authority remaining under the share repurchase program.
Note 5. Share-based Awards
For a discussion of our share-based incentive plans, refer to Note 8 of our 2022 Form 10-K.
Share-based Award Activity
The following table summarizes stock option activity under all equity incentive plans during the 26 weeks ended July 1, 2023:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 31, 2022	2,562,774	$12.13	801,635	$4.68
Exercised	(83,907)	8.68	(376,030)	3.81
Forfeitures	(8,239)	22.00	—	—
Options outstanding as of July 1, 2023	2,470,628	$12.22	425,605	$5.44
Options vested and exercisable as of July 1, 2023	2,433,916	$12.21	425,605	$5.44

The following table summarizes restricted stock unit ("RSU") activity under all equity incentive plans during the 26 weeks ended July 1, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2022	690,354	$31.79
Granted	525,467	27.51
Vested	(340,516)	32.46
Forfeitures	(26,914)	30.31
Unvested balance as of July 1, 2023	848,391	$28.91
The following table summarizes performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the 26 weeks ended July 1, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2022	1,331,803	$32.89
Granted (1)	445,809	27.34
Adjustment for expected performance achievement (2)	383,785	30.79
Vested	(436,522)	36.90
Forfeitures	(11,991)	30.80
Unvested balance as of July 1, 2023 (3)	1,712,884	$29.97
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the year-to-date adjustment to previously granted PSUs based on performance expectations as of July 1, 2023.
(3)An additional 476,582 PSUs could potentially be included if the maximum performance level of 200% is reached for all PSUs outstanding as of July 1, 2023.
Share-based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Time-based stock options	$314	$559	$722	$1,017
RSUs	2,695	4,197	5,190	7,522
PSUs	8,287	4,702	12,060	6,707
Dividends (1)	9	26	9	33
Share-based compensation expense	$11,305	$9,484	$17,981	$15,279
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with a recapitalization that occurred in fiscal 2018.

Note 6. Income Taxes
Our income tax expense and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Income tax expense	$7,244	$1,668	$15,083	$5,840
Effective income tax rate	22.8%	7.7%	28.3%	15.6%
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, the Company updates the estimated annual effective tax rate. Our effective income tax rate for the 13 weeks ended July 1, 2023 was lower than the combined U.S. federal and state statutory income tax rate primarily due to excess tax benefits related to the exercise of stock options. Our effective income tax rate for the 26 weeks ended July 1, 2023 was higher than the combined U.S. federal and state statutory income tax rate primarily due to non-deductible executive compensation under Internal Revenue Code Section 162(m). The increase in our effective income tax rate for the 13 and 26 weeks ended July 1, 2023 compared to the 13 and 26 weeks ended July 2, 2022 was primarily driven by lower excess tax benefits related to the exercise of stock options as well as non-deductible executive compensation under Internal Revenue Code Section 162(m) during the 13 and 26 weeks ended July 1, 2023, which was not applicable during the 13 and 26 weeks ended July 2, 2022.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our condensed consolidated statements of operations and comprehensive income and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of July 1, 2023 and December 31, 2022, respectively, and do not anticipate any changes to our uncertain tax positions within the next 12 months.
Note 7. Related Party Transactions
Related Party Leases
As of July 1, 2023 and July 2, 2022, we leased 14 and 15 store locations, respectively, and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of our Board of Directors (and formerly our Chief Executive Officer until December 31, 2022), and MacGregor Read, Jr., who served as Vice Chairman of our Board of Directors until September 1, 2022, or their respective families, had a direct or indirect financial interest. As of July 1, 2023, the right-of-use assets and lease liabilities related to these properties was $36.4 million and $41.3 million, respectively. As of December 31, 2022, the right-of-use assets and lease liabilities related to these properties was $40.5 million and $45.5 million, respectively. These related parties received aggregate lease payments from us of $1.7 million and $1.8 million for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and $3.4 million for each of the 26 weeks ended July 1, 2023 and July 2, 2022.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $50.6 million and $48.1 million as of July 1, 2023 and December 31, 2022, respectively. See Note 2 for additional information.
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

Note 9. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator
Net income and comprehensive income	$24,471	$20,094	$38,191	$31,668
Denominator
Weighted-average shares outstanding – basic	98,515	96,578	98,218	96,358
Effect of dilutive options	1,991	3,140	2,056	3,091
Effect of dilutive RSUs and PSUs (1)	133	422	330	339
Weighted-average shares outstanding – diluted	100,639	100,140	100,604	99,788
Earnings per share:
Basic	$0.25	$0.21	$0.39	$0.33
Diluted	$0.24	$0.20	$0.38	$0.32
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
The following weighted-average common share equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
RSUs	21	—	58	173

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
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to the second quarter of fiscal 2023 and the second quarter of fiscal 2022 refer to the 13 weeks ended July 1, 2023 and July 2, 2022, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators ("IOs") run our stores and create a neighborhood feel through personalized customer service and a localized product offering. As of July 1, 2023, we had 447 stores in California, Washington, Oregon, Pennsylvania, Idaho, Nevada, Maryland and New Jersey.
Macroeconomic Conditions
Over the past several years, and to a lesser extent recently, our business has been and continues to be impacted by current macroeconomic conditions including supply chain and labor challenges, inflation, and changes in consumer behavior, and our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. The extent of the continuing impact of these factors on our operational and financial performance will depend on many factors, including certain factors outside of our control.
We continue to utilize our unique buying model, our strong vendor relationships and our agile approach to inventory management to offer customers a compelling assortment at a deep value. While product costs have largely stabilized for us during the recent fiscal quarter, we continue to incur greater selling, general and administrative expenses ("SG&A") related to personnel, travel, and other third party and operational costs due to the aforementioned factors. Further, planned construction and opening of new stores has been, and may continue to be, negatively impacted due to both increased lead times to acquire materials, obtain permits and licenses as well as higher construction and development related costs.
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
Second Quarter of Fiscal 2023 Overview
Key financial and operating performance results for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 were as follows:
•Net sales increased 12.5% to $1.01 billion from $897.7 million in the second quarter of fiscal 2022; comparable store sales increased by 9.2%.
•We opened four new stores and closed one store, ending the second quarter of fiscal 2023 with 447 stores in eight states.
•Net income increased 21.8% to $24.5 million, or $0.24 per diluted share, compared to net income of $20.1 million, or $0.20 per diluted share, in the second quarter of fiscal 2022.
•Adjusted EBITDA(1) increased 22.7% to $70.5 million compared to $57.5 million in the second quarter of fiscal 2022.

•Adjusted net income(1) increased 18.5% to $31.9 million, or $0.32 per adjusted diluted share(1), compared to $26.9 million, or $0.27 per adjusted diluted share, in the second quarter of fiscal 2022.
_______________________
(1)Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share are non-GAAP financial measures, which exclude the impact of certain special items. Please note that our non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Beginning with the fourth quarter of fiscal 2022, we updated our definitions of adjusted EBITDA, adjusted net income and adjusted earnings per share to no longer exclude the impact of non-cash rent expense and the provision for accounts receivable reserves. The presentation for adjusted EBITDA, adjusted net income and adjusted earnings per share for the 13 and 26 weeks ended July 2, 2022 have been recast to reflect these changes. See the "Operating Metrics and Non-GAAP Financial Measures" section of our 2022 Form 10-K, for additional information. Furthermore, see the "Operating Metrics and Non-GAAP Financial Measures" section below for additional information about these items, including their definitions, how the non-GAAP measures provide useful information to investors and how management utilizes them, and reconciliations of the non-GAAP measures and the most directly comparable GAAP measures.
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

Selling, General and Administrative Expenses
SG&A are comprised of both store-related expenses and corporate expenses. Our store-related expenses include commissions paid to IOs, occupancy and our portion of maintenance costs, depreciation and amortization of store-related assets and the cost of opening new IO stores. Company-operated store-related expenses also include payroll, benefits, supplies and utilities. Corporate expenses include payroll and benefits for corporate and field support, share-based compensation, marketing and advertising, insurance and professional services, depreciation and amortization of corporate assets and operator recruiting and training costs. We continue to closely manage our expenses and monitor SG&A as a percentage of net sales. SG&A generally increases as we grow our store base and invest in our corporate infrastructure. SG&A related to commissions paid to IOs are variable in nature and generally increase as gross profits rise and decrease as gross profits decline. We expect that our SG&A will continue to increase in future periods as we continue to grow our net sales and gross profits. The components of our SG&A may not be comparable to the components of similar measures of our competitors and other retailers.
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
Operating Income
Operating income is gross profit less SG&A. Operating income excludes interest expense, net, loss on debt extinguishment and modification and income tax expense. We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$1,010,255	$897,659	$1,975,722	$1,729,086
Cost of sales	683,685	618,248	1,348,609	1,198,786
Gross profit	326,570	279,411	627,113	530,300
Selling, general and administrative expenses	290,089	252,500	557,814	483,961
Operating income	36,481	26,911	69,299	46,339
Other expenses:
Interest expense, net	4,766	3,875	10,685	7,557
Loss on debt extinguishment and modification	—	1,274	5,340	1,274
Total other expenses	4,766	5,149	16,025	8,831
Income before income taxes	31,715	21,762	53,274	37,508
Income tax expense	7,244	1,668	15,083	5,840
Net income and comprehensive income	$24,471	$20,094	$38,191	$31,668

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Percentage of net sales (1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.7%	68.9%	68.3%	69.3%
Gross profit	32.3%	31.1%	31.7%	30.7%
Selling, general and administrative expenses	28.7%	28.1%	28.2%	28.0%
Operating income	3.6%	3.0%	3.5%	2.7%
Other expenses:
Interest expense, net	0.5%	0.4%	0.5%	0.4%
Loss on debt extinguishment and modification	—%	0.1%	0.3%	0.1%
Total other expenses	0.5%	0.6%	0.8%	0.5%
Income before income taxes	3.1%	2.4%	2.7%	2.2%
Income tax expense	0.7%	0.2%	0.8%	0.3%
Net income and comprehensive income	2.4%	2.2%	1.9%	1.8%
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

Beginning with the fourth quarter of fiscal 2022, we updated our definitions of adjusted EBITDA, adjusted net income and adjusted earnings per share to no longer exclude the impact of non-cash rent expense and the provision for accounts receivable reserves. The presentation for adjusted EBITDA, adjusted net income and adjusted earnings per share for the 13 and 26 weeks ended July 2, 2022 has been recast to reflect these changes.
The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Other Financial and Operations Data
Number of new stores	4	7	7	11
Number of stores open at end of period	447	425	447	425
Comparable store sales increase (1)	9.2%	11.2%	10.6%	8.2%
EBITDA (2)	$57,601	$45,191	$105,754	$83,609
Adjusted EBITDA (2)	$70,519	$57,483	$133,597	$103,564
Adjusted net income (2)	$31,919	$26,929	$58,943	$46,139
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

GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to adjusted net income, and our GAAP earnings per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$24,471	$20,094	$38,191	$31,668
Interest expense, net	4,766	3,875	10,685	7,557
Income tax expense	7,244	1,668	15,083	5,840
Depreciation and amortization expenses	21,120	19,554	41,795	38,544
EBITDA	57,601	45,191	105,754	83,609
Share-based compensation expenses (1)	11,305	9,484	17,981	15,279
Loss on debt extinguishment and modification (2)	—	1,274	5,340	1,274
Asset impairment and gain or loss on disposition (3)	236	182	343	545
Other (4)	1,377	1,352	4,179	2,857
Adjusted EBITDA	$70,519	$57,483	$133,597	$103,564

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$24,471	$20,094	$38,191	$31,668
Share-based compensation expenses (1)	11,305	9,484	17,981	15,279
Loss on debt extinguishment and modification (2)	—	1,274	5,340	1,274
Asset impairment and gain or loss on disposition (3)	236	182	343	545
Other (4)	1,377	1,352	4,179	2,857
Amortization of purchase accounting assets and deferred financing costs (5)	1,424	3,055	2,991	6,167
Tax adjustment to normalize effective tax rate (6)	(2,448)	(4,295)	(856)	(4,471)
Tax effect of total adjustments (7)	(4,446)	(4,217)	(9,226)	(7,180)
Adjusted net income	$31,919	$26,929	$58,943	$46,139

GAAP earnings per share
Basic	$0.25	$0.21	$0.39	$0.33
Diluted	$0.24	$0.20	$0.38	$0.32
Adjusted earnings per share
Basic	$0.32	$0.28	$0.60	$0.48
Diluted	$0.32	$0.27	$0.59	$0.46
Weighted average shares outstanding
Basic	98,515	96,578	98,218	96,358
Diluted	100,639	100,140	100,604	99,788
___________________________
(1)Includes non-cash share-based compensation expense and cash dividends paid on vested share-based awards as a result of dividends declared in connection with a recapitalization that occurred in fiscal 2018. See "Share-based Compensation Expense" in the "Comparison of the 13 and 26 weeks ended July 1, 2023 and July 2, 2022" section below for additional information.
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

(5)Represents the amortization of debt issuance costs as well as the incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, which included trademarks, customer lists, and below-market leases.
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
Comparison of the 13 and 26 weeks ended July 1, 2023 and July 2, 2022 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended				26 Weeks Ended
	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$1,010,255	$897,659	$112,596	12.5%	$1,975,722	$1,729,086	$246,636	14.3%
The increase in net sales for the 13 and 26 weeks ended July 1, 2023 compared to the same periods in fiscal 2022 was primarily attributable to an increase in comparable store sales as well as non-comparable store net sales growth primarily from the 22 net new stores opened over the last 12 months.
Comparable store sales increased 9.2% for the 13 weeks ended July 1, 2023 and 10.6% for the 26 weeks ended July 1, 2023 compared to the same periods in fiscal 2022. The increase in comparable store sales for the 13 weeks ended July 1, 2023 was driven by a 9.1% increase in the number of transactions while average transaction size was flat. The increase in comparable store sales for the 26 weeks ended July 1, 2023 was driven by an 8.6% increase in the number of transactions and a 1.9% increase in average transaction size.
Cost of Sales

	13 Weeks Ended				26 Weeks Ended
	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Cost of sales	$683,685	$618,248	$65,437	10.6%	$1,348,609	$1,198,786	$149,823	12.5%
% of net sales	67.7%	68.9%			68.3%	69.3%
The increase in cost of sales for the 13 and 26 weeks ended July 1, 2023 compared to the same periods in fiscal 2022 was primarily the result of an increase in comparable store sales combined with non-comparable net sales from 22 net new stores opened over the last 12 months.
Cost as a percentage of net sales decreased for the 13 and 26 weeks ended July 1, 2023 compared to the same periods in fiscal 2022 primarily due to our changing assortment along with strong purchasing and inventory management.
Gross Profit and Gross Margin

	13 Weeks Ended				26 Weeks Ended
	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Gross profit	$326,570	$279,411	$47,159	16.9%	$627,113	$530,300	$96,813	18.3%
Gross margin	32.3%	31.1%			31.7%	30.7%
The increase in gross profit for the 13 and 26 weeks ended July 1, 2023 compared to the same periods in fiscal 2022 was primarily the result of an increase in comparable store sales combined with non-comparable sales from 22 net new stores opened over the last 12 months.
Gross margin increased for the 13 and 26 weeks ended July 1, 2023 compared to the same periods in fiscal 2022 primarily due to our changing assortment along with strong purchasing and inventory management.

Selling, General and Administrative Expenses

	13 Weeks Ended				26 Weeks Ended
	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
SG&A	$290,089	$252,500	$37,589	14.9%	$557,814	$483,961	$73,853	15.3%
% of net sales	28.7%	28.1%			28.2%	28.0%
The increase in SG&A for the 13 weeks ended July 1, 2023 compared to the same period in fiscal 2022 was driven by $26.5 million in higher store-related expenses and $11.1 million in higher corporate-related expenses. Store-related expenses primarily increased as a result of higher commission payments to IOs, reflecting gross profit growth, as well as higher store occupancy costs due to 22 net new stores opened over the last 12 months. Corporate-related expenses increased largely due to increased personnel costs primarily related to higher incentive compensation expense, reflecting strong performance for the 13 weeks ended July 1, 2023.
The increase in SG&A for the 26 weeks ended July 1, 2023 compared to the same period in fiscal 2022 was driven by $53.7 million in higher store-related expenses and $20.1 million in higher corporate-related expenses. Store-related expenses primarily increased as a result of higher commission payments to IOs, reflecting gross profit growth, as well as higher store occupancy costs due to 22 net new stores opened over the last 12 months. Corporate-related expenses increased largely due to increased personnel costs primarily related to higher incentive compensation expense, reflecting strong performance performance for the period.
As a percentage of net sales, SG&A increased for the 13 and 26 weeks ended July 1, 2023 compared to the same periods in fiscal 2022 primarily due to variable IO commission expense resulting from higher gross margin rates as well as higher incentive compensation expense due to strong performance during the 13 and 26 weeks ended July 1, 2023.
Interest Expense, Net

	13 Weeks Ended				26 Weeks Ended
	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Interest expense, net	$4,766	$3,875	$891	23.0%	$10,685	$7,557	$3,128	41.4%
% of net sales	0.5%	0.4%			0.5%	0.4%
The increase in net interest expense for the 13 and 26 weeks ended July 1, 2023 compared to the same periods in fiscal 2022 was primarily driven by increases in the effective borrowing rate, partially offset by a decrease in principal debt outstanding over the last 12 months combined with increased interest income from IO notes and cash and cash equivalents. See Note 3 to the condensed consolidated financial statements for additional information.
Loss on Debt Extinguishment and Modification

	13 Weeks Ended				26 Weeks Ended
	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Loss on debt extinguishment and modification	$—	$1,274	$(1,274)	(100.0)%	$5,340	$1,274	$4,066	319.2%
% of net sales	—%	0.1%			0.3%	0.1%
During the 26 weeks ended July 1, 2023, we recorded a $5.3 million loss on debt extinguishment related to the payoff of $385.0 million of principal on the senior term loan outstanding under our prior credit facilities. During the 26 weeks ended July 2, 2022, we recorded a $1.3 million loss on debt extinguishment related to the prepayment of $75.0 million of principal on the senior term loan outstanding under our prior credit facilities. See Note 3 to the condensed consolidated financial statements for additional information.

Income Tax Expense

	13 Weeks Ended				26 Weeks Ended
	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Income tax expense	$7,244	$1,668	$5,576	334.3%	$15,083	$5,840	$9,243	158.3%
% of net sales	0.7%	0.2%			0.8%	0.3%
Effective tax rate	22.8%	7.7%			28.3%	15.6%
The increase in income tax expense for the 13 and 26 weeks ended July 1, 2023 compared to the same periods in fiscal 2022 was primarily due to higher pretax income combined with lower excess tax benefits from the exercise of stock options compared to the same periods in fiscal 2022.
The increase in our effective income tax rate for the 13 and 26 weeks ended July 1, 2023 compared to the 13 and 26 weeks ended July 2, 2022 was primarily driven by lower excess tax benefits related to the exercise of stock options as well as non-deductible executive compensation under Internal Revenue Code Section 162(m) during the 13 and 26 weeks ended July 1, 2023, which was not applicable during the 13 and 26 weeks ended July 2, 2022.
Net Income

	13 Weeks Ended				26 Weeks Ended
	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Net income	$24,471	$20,094	$4,377	21.8%	$38,191	$31,668	$6,523	20.6%
% of net sales	2.4%	2.2%			1.9%	1.8%
As a result of the foregoing factors, net income increased for the 13 and 26 weeks ended July 1, 2023 compared to the same periods in fiscal 2022.
Adjusted EBITDA

	13 Weeks Ended				26 Weeks Ended
	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Adjusted EBITDA	$70,519	$57,483	$13,036	22.7%	$133,597	$103,564	$30,033	29.0%
The increase in adjusted EBITDA for the 13 and 26 weeks ended July 1, 2023 compared to the same periods in fiscal 2022 was primarily due to an increase in comparable store sales of 9.2% for the 13 weeks ended July 1, 2023 and 10.6% for the 26 weeks ended July 1, 2023, as well as higher net sales resulting from new store growth, combined with increased gross margin.
Adjusted Net Income

	13 Weeks Ended				26 Weeks Ended
	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Adjusted net income	$31,919	$26,929	$4,990	18.5%	$58,943	$46,139	$12,804	27.8%
The increase in adjusted net income for the 13 and 26 weeks ended July 1, 2023 compared to the same periods in fiscal 2022 was primarily due to an increase in comparable store sales of 9.2% for the 13 weeks ended July 1, 2023 and 10.6% for the 26 weeks ended July 1, 2023, as well as higher net sales resulting from new store growth, combined with increased gross margin.

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
As of July 1, 2023, we had cash and cash equivalents of $87.6 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under our 2023 Credit Agreement. As of July 1, 2023, we had no borrowings outstanding under the revolving credit facility and $4.2 million of outstanding standby letters of credit, resulting in $395.8 million of remaining borrowing capacity available under this revolving credit facility.
On February 21, 2023, we entered into the 2023 Credit Agreement, which provides for senior secured credit facilities consisting of (i) a senior secured term loan facility (the "senior term loan") in an original aggregate principal amount of $300.0 million and (ii) a senior secured revolving credit facility (the "revolving credit facility" and, together with the senior term loan, the "new credit facilities") in an aggregate principal amount of $400.0 million. The senior term loan was borrowed in full on such date, and $25.0 million of the revolving credit facility was borrowed on such date. See Note 3 to our condensed consolidated financial statements for additional information.
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
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the 26 weeks ended July 1, 2023, before the impact of tenant improvement allowances, were $78.3 million, and, net of tenant improvement allowances, were $73.9 million. We continue to expect total capital expenditures, net of tenant improvement allowances, to be approximately $155.0 million for fiscal 2023.
Debt Obligations
The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments of the senior term loan. Such payments total $54.4 million over the remaining term of the senior term loan, with $1.9 million payable over the remainder of fiscal 2023. The remaining senior term loan principal balance will become due in February 2028 at maturity. See Note 3 to our condensed consolidated financial statements for additional information.

Debt Covenants
The 2023 Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The 2023 Credit Agreement contains certain covenants that, among other things, limit the our ability and the ability of our restricted subsidiaries to: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to the borrower. The 2023 Credit Agreement also contains financial performance covenants requiring us to satisfy a maximum total net leverage ratio test and a minimum interest coverage ratio test as of the last day of each fiscal quarter. The maximum total net leverage ratio test requires us to be in compliance with a Total Net Leverage Ratio no greater than 3.50 to 1.00 as of the last day of each test period ending prior to the test period ending on or about December 31, 2025, and no greater than 3.25 to 1.00 as of the last day of each test period ending thereafter, subject to certain adjustments set forth in the 2023 Credit Agreement. The minimum interest coverage ratio test requires us to be in compliance with a Consolidated Interest Coverage Ratio (as defined in the 2023 Credit Agreement) no less than 1.75 to 1.00 as of the last day of each test period.
As of July 1, 2023, we were in compliance with all applicable financial covenant requirements for our 2023 Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands, except percentages):

	26 Weeks Ended
	July 1, 2023	July 2, 2022	$ Change	% Change
Net cash provided by operating activities	$157,120	$84,727	$72,393	85.4%
Net cash used in investing activities	(78,084)	(65,378)	(12,706)	19.4%
Net cash used in financing activities	(94,194)	(75,174)	(19,020)	25.3%
Net decrease in cash and cash equivalents	$(15,158)	$(55,825)	$40,667	(72.8)%
Cash Provided by Operating Activities
Net cash provided by operating activities was $157.1 million for the 26 weeks ended July 1, 2023 compared to $84.7 million for the same period in fiscal 2022. The increase in net cash provided by operating activities of $72.4 million for the 26 weeks ended July 1, 2023 compared to the same period in fiscal 2022 was primarily driven by changes in merchandise inventory levels combined with increased net sales driven by comparable stores sales and new store growth.
Cash Used in Investing Activities
Net cash used in investing activities for the 26 weeks ended July 1, 2023 and July 2, 2022 was primarily for capital expenditures and loans to IOs.
Net cash used in investing activities was $78.1 million for the 26 weeks ended July 1, 2023 compared to $65.4 million for the same period in fiscal 2022. The increase in net cash used in investing activities of $12.7 million for the 26 weeks ended July 1, 2023 compared to the same period in fiscal 2022 was primarily due to increased spending on property and equipment due to higher store count as well as increased investments in computer software intangible assets, partially offset by a decrease in loans made to IOs.
Cash Used in Financing Activities
Net cash used in financing activities of $94.2 million for the 26 weeks ended July 1, 2023 was primarily due to the payoff of $385.0 million of principal on the prior senior term loan outstanding under our prior credit facilities, repayment of the $25.0 million of principal on our revolving credit facility, $4.5 million in debt issuance costs paid and the repurchase of $3.3 million worth of common stock, partially offset by $325.0 million in proceeds from the new credit facilities. Net cash used in financing activities of $75.2 million for the 26 weeks ended July 2, 2022 was primarily due to the prepayment of $75.0 million of principal on the senior term loan outstanding under our prior credit facilities as well as the repurchase of $3.5 million worth of common stock, partially offset by $4.0 million in proceeds from the exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates during the 26 weeks ended July 1, 2023 from those disclosed in our 2022 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of July 1, 2023, our outstanding borrowings included $298.1 million from our senior term loan under the 2023 Credit Agreement. As of July 1, 2023, the interest rate on the senior term loan was 7.43% (See Note 3 to our condensed consolidated financial statements for additional information). Based on the outstanding balance and interest rate of our senior term loan as of July 1, 2023, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense of approximately $2.2 million over the next 12 months.
We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced over the last several years varying levels of inflation, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, increased SG&A related to personnel, travel, and other operational costs and other disruptions caused by the current macroeconomic environment. Similarly, our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. Furthermore, our results of operations and financial condition may be materially impacted by inflation in the future.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 1, 2023.
Changes in Internal Control over Financial Reporting
During the quarter ended July 1, 2023, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be party to litigation that arises in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows, and no material legal proceedings were terminated, settled or otherwise resolved during the 13 weeks ended July 1, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the the 13 weeks ended July 1, 2023, we did not repurchase any shares of common stock.
Item 3. Default Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
During the 13 weeks ended July 1, 2023, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	8-K	001-38950	6/10/2022	3.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	8-K	001-38950	4/8/2022	3.1
10.1†*	Form of Restricted Stock Unit Grant and Agreement for Non-Employee Directors (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective June 2023)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and included as Exhibit 101.
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grocery Outlet Holding Corp.
Date:	August 9, 2023	By:	/s/ Charles C. Bracher
Charles C. Bracher Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2023	By:	/s/ Lindsay E. Gray
Lindsay E. Gray Senior Vice President, Accounting (Principal Accounting Officer)