Form 10-Q
period 2023-09-30
Grocery Outlet Holding Corp.
filed 2023-11-08
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 2, 2023, the registrant had 99,269,236 shares of common stock outstanding.

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
As used in this report, references to "Grocery Outlet," "the Company," "registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiary unless otherwise indicated or the context requires otherwise.
Website Disclosure
We use our website, https://investors.groceryoutlet.com, as a channel of distribution of Company information. Financial and other important information about us is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and information accessible through our website is not, however, incorporated by reference or a part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the proxy statements for our annual meetings of stockholders are available, free of charge, on our website as soon as practicable after we file the reports with the SEC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$155,663	$102,728
Independent operator receivables and current portion of independent operator notes, net of allowance $5,024 and $2,238	9,269	10,805
Other accounts receivable, net of allowance $77 and $7	13,876	4,368
Merchandise inventories	308,605	334,319
Prepaid expenses and other current assets	27,076	15,137
Total current assets	514,489	467,357
Independent operator notes and receivables, net of allowance $11,351 and $12,509	25,990	22,535
Property and equipment, net	626,976	560,746
Operating lease right-of-use assets	926,462	902,163
Intangible assets, net	76,958	63,993
Goodwill	747,943	747,943
Other assets	10,641	7,667
Total assets	$2,929,459	$2,772,404
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$183,982	$137,631
Accrued and other current liabilities	87,871	53,213
Accrued compensation	28,252	27,194
Current portion of long-term debt	5,625	—
Current lease liabilities	63,333	54,586
Income and other taxes payable	14,650	7,890
Total current liabilities	383,713	280,514
Long-term debt, net	288,884	379,650
Deferred income tax liabilities, net	35,132	19,782
Long-term lease liabilities	1,016,634	980,759
Other long-term liabilities	2,005	1,485
Total liabilities	1,726,368	1,662,190
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 99,338,790 and 97,674,356 shares issued and outstanding, respectively	99	98
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	875,134	847,589
Retained earnings	327,858	262,527
Total stockholders' equity	1,203,091	1,110,214
Total liabilities and stockholders' equity	$2,929,459	$2,772,404
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$1,003,913	$918,185	$2,979,635	$2,647,271
Cost of sales	688,222	637,550	2,036,831	1,836,336
Gross profit	315,691	280,635	942,804	810,935
Selling, general and administrative expenses	278,134	255,948	835,948	739,909
Operating income	37,557	24,687	106,856	71,026
Other expenses:
Interest expense, net	4,226	4,798	14,911	12,355
Loss on debt extinguishment and modification	—	—	5,340	1,274
Total other expenses	4,226	4,798	20,251	13,629
Income before income taxes	33,331	19,889	86,605	57,397
Income tax expense	6,191	2,394	21,274	8,234
Net income and comprehensive income	$27,140	$17,495	$65,331	$49,163
Basic earnings per share	$0.27	$0.18	$0.66	$0.51
Diluted earnings per share	$0.27	$0.17	$0.65	$0.49
Weighted average shares outstanding:
Basic	99,108	97,057	98,514	96,587
Diluted	100,973	100,485	100,727	100,051
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	97,674,356	$98	$847,589	$262,527	$1,110,214
Exercise and vesting of share-based awards	734,310	—	204	—	204
Share-based compensation expense	—	—	6,676	—	6,676
Repurchase of common stock	(122,862)	—	(3,275)	—	(3,275)
Net income and comprehensive income	—	—	—	13,720	13,720
Balance as of April 1, 2023	98,285,804	$98	$851,194	$276,247	$1,127,539
Exercise and vesting of share-based awards, net of shares withheld for employee taxes	487,445	1	1,507	—	1,508
Share-based compensation expense	—	—	11,305	—	11,305
Dividends paid	—	—	(9)	—	(9)
Net income and comprehensive income	—	—	—	24,471	24,471
Balance as of July 1, 2023	98,773,249	$99	$863,997	$300,718	$1,164,814
Exercise and vesting of share-based awards, net of shares withheld for employee taxes	565,541	—	3,602	—	3,602
Share-based compensation expense	—	—	7,535	—	7,535
Net income and comprehensive income	—	—	—	27,140	27,140
Balance as of September 30, 2023	99,338,790	$99	$875,134	$327,858	$1,203,091
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
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 Weeks Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$65,331	$49,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	56,012	53,067
Amortization of intangible and other assets	7,669	5,631
Amortization of debt issuance costs and debt discounts	856	1,727
Non-cash rent	4,144	5,360
Loss on debt extinguishment and modification	5,340	1,274
Share-based compensation	25,516	24,363
Provision for accounts receivable reserves	2,777	2,773
Deferred income taxes	15,350	7,633
Other	477	890
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(13,928)	(3,509)
Merchandise inventories	25,714	(56,389)
Prepaid expenses and other assets	(11,812)	(406)
Income and other taxes payable	6,760	1,729
Trade accounts payable, accrued compensation and other liabilities	70,808	35,182
Operating lease liabilities	15,204	11,372
Net cash provided by operating activities	276,218	139,860
Cash flows from investing activities:
Advances to independent operators	(5,579)	(6,974)
Repayments of advances from independent operators	4,770	5,433
Purchases of property and equipment	(112,916)	(85,359)
Proceeds from sales of assets	24	34
Investments in intangible assets and licenses	(17,862)	(12,361)
Proceeds from insurance recoveries - property and equipment	533	—
Net cash used in investing activities	(131,030)	(99,227)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,851	5,998
Tax withholding related to net settlement of employee share-based awards	(537)	—
Proceeds from senior term loan due 2028	300,000	—
Proceeds from revolving credit facility	25,000	—
Principal payments on revolving credit facility	(25,000)	—
Principal payments on senior term loan due 2025	(385,000)	(75,000)
Principal payments on senior term loan due 2028	(3,750)	—
Principal payments on finance leases	(1,020)	(955)
Repurchase of common stock	(3,275)	(3,451)
Dividends paid	(9)	(33)
Debt issuance costs paid	(4,513)	—
Net cash used in financing activities	(92,253)	(73,441)
Net increase (decrease) in cash and cash equivalents	52,935	(32,808)
Cash and cash equivalents at beginning of period	102,728	140,085
Cash and cash equivalents at end of period	$155,663	$107,277
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiary, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Effective July 12, 2023, subsidiaries Globe Intermediate Corp., GOBP Holdings, Inc. and GOBP Midco, Inc. were merged with and into Grocery Outlet Holding Corp. As of September 30, 2023, we had 455 stores throughout California, Washington, Oregon, Pennsylvania, Idaho, Nevada, Maryland and New Jersey.
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
Our unaudited condensed consolidated financial statements include the accounts of Grocery Outlet Holding Corp. and its wholly owned subsidiary. All intercompany balances and transactions were eliminated. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for any future interim or annual period. Beginning with the first quarter of fiscal 2023, certain prior period amounts in the condensed consolidated statements of operations and comprehensive income have been reclassified to conform to the current period presentation. Specifically, in order to enhance the comparability of our results with our peers, depreciation and amortization expenses and share-based compensation expenses are now included in selling, general and administrative expenses. The reclassification of these items had no impact on net income, earnings per share, or retained earnings in the current or prior periods.
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
There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2023 or December 31, 2022. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the 39 weeks ended September 30, 2023.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (3)
Financial Liabilities:
Senior term loans (Level 2)	$294,509	$296,250	$379,650	$383,075
_______________________
(1)The carrying amounts of our senior term loans as of September 30, 2023 and December 31, 2022 were net of unamortized debt discounts of zero and $0.6 million, respectively, and debt issuance costs of $1.7 million and $4.7 million, respectively.
(2)The estimated fair value of our current senior term loan borrowings under our 2023 Credit Agreement, as defined in Note 3, was deemed to approximate the carrying value, excluding unamortized debt issuance costs, because the interest rate is variable with short reset periods and is reflective of the current market rate.
(3)The estimated fair value of our prior senior term loan, as defined in Note 3, was determined based on the average quoted bid-ask prices for the prior senior term loan in an over-the-counter market on the last trading day of the period presented.

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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of September 30, 2023 and December 31, 2022.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $2.8 million and $3.6 million as of September 30, 2023 and December 31, 2022, respectively. Breakage amounts were immaterial for the 13 and 39 weeks ended September 30, 2023 and October 1, 2022.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Perishable (1)	$352,320	$324,652	$1,057,929	$951,034
Non-perishable (2)	651,593	593,533	1,921,706	1,696,237
Total net sales	$1,003,913	$918,185	$2,979,635	$2,647,271
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
We had 453, 438 and 427 stores operated by IOs as of September 30, 2023, December 31, 2022 and October 1, 2022, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.

As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $991.4 million and $903.1 million for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and $2.94 billion and $2.60 billion for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in SG&A. IO commissions were $161.7 million and $136.5 million for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and $465.1 million and $395.7 million for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively. IO commissions of $22.6 million and $6.2 million were included in accrued and other current liabilities as of September 30, 2023 and December 31, 2022, respectively.
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
Activities that most significantly impact the IO's economic performance relate to sales and labor. Sales activities that significantly impact the IO's economic performance include determining what merchandise the IO will order and sell and the price of such merchandise, both of which the IO controls. The IO is also responsible for all of its own labor. Labor activities that significantly impact the IO's economic performance include hiring, training, supervising, directing, compensating (including wages, salaries and employee benefits) and terminating all of the employees of the IO, activities which the IO controls. Accordingly, the IO has the power to direct the activities that most significantly impact the IO's economic performance. Furthermore, the mutual termination rights associated with the Operator Agreement illustrate the lack of ultimate control over the IO. Therefore, we are not the primary beneficiary of these VIEs.
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $51.6 million and $48.1 million as of September 30, 2023 and December 31, 2022, respectively. See Note 2 for additional information.
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
Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 5.50% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $1.4 million and $0.9 million as of September 30, 2023 and December 31, 2022, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of September 30, 2023 or

December 31, 2022. Notes and receivables from our IOs participating in our TCAP, as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from IOs and the related allowances as of September 30, 2023 and December 31, 2022 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
September 30, 2023
Independent operator notes	$38,799	$(706)	$(10,600)	$27,493	$1,503	$25,990
Independent operator receivables	12,835	(4,318)	(751)	7,766	7,766	—
Total	$51,634	$(5,024)	$(11,351)	$35,259	$9,269	$25,990

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
December 31, 2022
Independent operator notes	$37,522	$(700)	$(12,509)	$24,313	$1,778	$22,535
Independent operator receivables	10,565	(1,538)	—	9,027	9,027	—
Total	$48,087	$(2,238)	$(12,509)	$33,340	$10,805	$22,535

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Beginning balance	$16,395	$13,097	$14,747	$11,912
Provision for IO notes and IO receivables reserves	598	712	2,708	2,727
Write-off of provision for IO notes and IO receivables	(618)	(347)	(1,080)	(1,177)
Ending Balance	$16,375	$13,462	$16,375	$13,462

The following table presents the outstanding gross balance of IO notes by fiscal year of origination and credit quality indicator as of September 30, 2023 (amounts in thousands):

	Fiscal Year of Origination
Credit Quality Indicator	2023 (YTD)	2022	2021	2020	2019	Prior	Total
TCAP	$1,980	$5,582	$4,549	$2,103	$402	$991	$15,607
Non-TCAP	2,512	3,851	3,656	2,525	1,430	1,653	15,627
New store	3,655	3,910	—	—	—	—	7,565
Total	$8,147	$13,343	$8,205	$4,628	$1,832	$2,644	$38,799
TCAP IO Notes
Notes of IOs participating in our TCAP represented 52.5% and 49.7% of total IO notes balances as of September 30, 2023 and December 31, 2022, respectively.
A total of $1.0 million of IO notes were added into our TCAP during the 13 weeks ended September 30, 2023. The weighted average contractual interest rate of such IO notes was reduced from 9.95% and, as of September 30, 2023, was 5.50%. In addition, $0.4 million of IO notes were transferred from TCAP to Non-TCAP during the 13 weeks ended September 30, 2023.
A total of $4.7 million of IO notes were added into our TCAP during the 39 weeks ended September 30, 2023. The weighted average contractual interest rate of such IO notes was reduced from 9.95% and, as of September 30, 2023, was 5.50%. In addition, $2.5 million of IO notes were transferred from TCAP to Non-TCAP during the 39 weeks ended September 30, 2023.
Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
Senior term loan due 2025	$—	$385,000
Senior term loan due 2028	296,250	—
Long-term debt, gross	296,250	385,000
Less: Unamortized debt issuance costs and debt discounts	(1,741)	(5,350)
Long-term debt, less unamortized debt discounts and debt issuance costs	294,509	379,650
Less: Current portion	(5,625)	—
Long-term debt, net	$288,884	$379,650
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
Also on February 21, 2023, we repaid all of the outstanding indebtedness under our Prior First Lien Credit Agreement, defined below, as well as fees and expenses in connection therewith. All obligations of the Company’s subsidiaries under the Prior First Lien Credit Agreement were discharged as of such date. In connection with the closing of the 2023 Credit Agreement and repayment of the Prior First Lien Credit Agreement and in accordance with ASC Topic 470-50, Debt-Modifications and Extinguishments, we wrote off $5.1 million of previously unamortized debt issuance costs and debt discounts and incurred $0.2 million in debt modification costs, which were recorded within loss on debt extinguishment and modification for the 39 weeks ended September 30, 2023. Furthermore, a total of $4.6 million of creditor and third-party debt issuance costs were capitalized or carried over from the prior credit facilities, as defined below, and will be amortized over the term of the new credit facilities.

Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio. As of September 30, 2023, interest on borrowings under the new credit facilities was based on one-month Term SOFR with an applicable margin of 2.00%.
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
Our obligations under the 2023 Credit Agreement are unconditionally guaranteed by the Company’s wholly owned restricted subsidiary, subject to certain exceptions. All obligations under the 2023 Credit Agreement, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of the Company’s assets and those of the subsidiary guarantor.
The 2023 Credit Agreement requires us to make scheduled amortization payments of the senior term loan. We may voluntarily prepay the new credit facilities, in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in applicable cases.
Senior Term Loan due 2028
Our senior term loan under our 2023 Credit Agreement matures on February 21, 2028 and had an interest rate of 7.42% as of September 30, 2023.
Revolving Credit Facility
As of September 30, 2023 we had $4.2 million of outstanding letters of credit and $395.8 million of remaining borrowing capacity available under the revolving credit facility, which matures on February 21, 2028. The interest rate on the revolving credit facility was 7.42% as of September 30, 2023. As discussed above, $25.0 million of the revolving credit facility was borrowed at closing. On April 21, 2023, we repaid the $25.0 million of principal on our revolving credit facility. No amounts were outstanding under the revolving credit facility as of September 30, 2023. Since the April 21, 2023 repayment, no amounts were borrowed under this revolving credit facility.
We are required to pay a quarterly commitment fee ranging from 0.15% to 0.30% on the daily unused amount of the commitment under the revolving credit facility based upon our Total Net Leverage Ratio. We are also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility.
Prior First Lien Credit Agreement
One of our former wholly owned subsidiaries, which has since been merged with and into Grocery Outlet Holding Corp., was the borrower under a first lien credit agreement (the "Prior First Lien Credit Agreement") with a syndicate of lenders that consisted of a $385.0 million senior term loan (the "prior senior term loan") and a revolving credit facility (the "prior revolving credit facility" and, together with the prior senior term loan, the "prior credit facilities") for an amount up to $100.0 million.
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
Debt Covenants
The 2023 Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The 2023 Credit Agreement contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiary to: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of our subsidiary to pay dividends or make other payments to the borrower. The 2023 Credit Agreement also contains financial performance covenants requiring us to satisfy a maximum total net leverage ratio test and a minimum interest coverage ratio test as of the last day of each fiscal quarter. The maximum total net leverage ratio test requires us to be in compliance with a Total Net Leverage Ratio no greater than 3.50 to 1.00 as of the last day of each test period ending prior to the test period ending on or about December 31, 2025, and no greater than 3.25 to 1.00 as of the last day of each test period ending thereafter, subject to certain adjustments set forth in the 2023 Credit Agreement. The minimum interest coverage ratio test requires us to be in compliance with a Consolidated Interest Coverage Ratio (as defined in the 2023 Credit Agreement) no less than 1.75 to 1.00 as of the last day of each test period.
As of September 30, 2023, we were in compliance with all applicable financial covenant requirements for our 2023 Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of September 30, 2023 are as follows (amounts in thousands):

Remainder of fiscal 2023	$—
Fiscal 2024	7,500
Fiscal 2025	15,000
Fiscal 2026	15,000
Fiscal 2027	15,000
Thereafter	243,750
Total	$296,250
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest on loans	$5,853	$5,015	$18,827	$12,335
Amortization of debt issuance costs and debt discounts	228	537	856	1,727
Interest on finance leases	97	81	247	265
Other	13	5	13	5
Interest income	(1,965)	(840)	(5,032)	(1,977)
Interest expense, net	$4,226	$4,798	$14,911	$12,355

Loss on Debt Extinguishment and Modification
Loss on debt extinguishment and modification consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Write off of debt issuance costs	$—	$—	$4,518	$1,127
Write off of debt discounts	—	—	578	147
Debt modification costs	—	—	244	—
Loss on debt extinguishment and modification	$—	$—	$5,340	$1,274
Note 4. Stockholders' Equity
Share Repurchase Program
In November 2021, our Board of Directors approved a share repurchase program. This program, effective November 5, 2021 and without an expiration date, authorized us to repurchase up to $100.0 million of our outstanding common stock utilizing a variety of methods including open-market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and repurchases under a Rule 10b5-1 plan (which would permit shares to be repurchased when we might otherwise be precluded from doing so under securities laws). Any repurchased shares are constructively retired and returned to an unissued status.
During the 13 weeks ended September 30, 2023, we did not repurchase any shares of common stock under the share repurchase program. During the 39 weeks ended September 30, 2023, we repurchased 122,862 shares of common stock under the share repurchase program totaling $3.3 million at an average price of $26.66 per share in open-market transactions pursuant to a Rule 10b5-1 plan.
During the 13 weeks ended October 1, 2022, we did not repurchase any shares of common stock under the share repurchase program. During the 39 weeks ended October 1, 2022, we repurchased 139,718 shares of common stock under the share repurchase program totaling $3.5 million at an average price of $24.70 per share in open-market transactions pursuant to a Rule 10b5-1 plan.
As of September 30, 2023, we had $93.3 million of repurchase authority remaining under the share repurchase program.
Note 5. Share-based Awards
For a discussion of our share-based incentive plans, refer to Note 8 of our 2022 Form 10-K.
Share-based Award Activity
The following table summarizes stock option activity under all equity incentive plans during the 39 weeks ended September 30, 2023:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 31, 2022	2,562,774	$12.13	801,635	$4.68
Exercised	(459,466)	8.06	(565,947)	3.91
Forfeitures	(8,279)	21.93	—	—
Options outstanding as of September 30, 2023	2,095,029	$12.99	235,688	$6.53
Options vested and exercisable as of September 30, 2023	2,061,230	$13.00	235,688	$6.53

The following table summarizes restricted stock unit ("RSU") activity under all equity incentive plans during the 39 weeks ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2022	690,354	$31.79
Granted	525,467	27.51
Vested	(345,573)	32.51
Forfeitures	(33,019)	30.06
Unvested balance as of September 30, 2023	837,229	$28.87
The following table summarizes performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the 39 weeks ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2022	1,331,803	$32.89
Granted (1)	445,809	27.34
Adjustment for expected performance achievement (2)	383,279	30.80
Vested	(436,522)	36.90
Forfeitures	(13,930)	30.60
Unvested balance as of September 30, 2023 (3)	1,710,439	$29.97
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the year-to-date adjustment to previously granted PSUs based on performance expectations as of September 30, 2023.
(3)An additional 475,869 PSUs could potentially be included if the maximum performance level of 200% is reached for all PSUs outstanding as of September 30, 2023.
Share-based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Time-based stock options	$25	$(696)	$747	$321
RSUs	3,074	4,225	8,264	11,747
PSUs	4,436	5,555	16,496	12,262
Dividends (1)	—	—	9	33
Share-based compensation expense	$7,535	$9,084	$25,516	$24,363
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with a recapitalization that occurred in fiscal 2018.

Note 6. Income Taxes
Our income tax expense and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Income tax expense	$6,191	$2,394	$21,274	$8,234
Effective income tax rate	18.6%	12.0%	24.6%	14.3%
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, we update the estimated annual effective tax rate. Our effective income tax rate for the 13 and 39 weeks ended September 30, 2023 was lower than the combined U.S. federal and state statutory income tax rate primarily due to excess tax benefits related to the exercise of stock options, partially offset by non-deductible executive compensation under Internal Revenue Code Section 162(m). The increase in our effective income tax rate for the 13 weeks ended September 30, 2023 compared to the 13 weeks ended October 1, 2022 was primarily driven by increased pretax income without a proportional increase in tax benefits related to the exercise of stock options as well as non-deductible executive compensation under Internal Revenue Code Section 162(m) during the 13 weeks ended September 30, 2023, which was not applicable during the 13 weeks ended October 1, 2022. The increase in our effective income tax rate for the 39 weeks ended September 30, 2023 compared to the 39 weeks ended October 1, 2022 was primarily driven by lower excess tax benefits related to the exercise of stock options as well as non-deductible executive compensation under Internal Revenue Code Section 162(m) during the 39 weeks ended September 30, 2023, which was not applicable during the 39 weeks ended October 1, 2022.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our condensed consolidated statements of operations and comprehensive income and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of September 30, 2023 and December 31, 2022, respectively, and do not anticipate having any material uncertain tax positions within the next 12 months.
Note 7. Related Party Transactions
Related Party Leases
As of September 30, 2023 and October 1, 2022, we leased 14 and 15 store locations, respectively, and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of our Board of Directors (and formerly our Chief Executive Officer until December 31, 2022), and MacGregor Read, Jr., who served as Vice Chairman of our Board of Directors until September 1, 2022, or their respective families, had a direct or indirect financial interest. As of September 30, 2023, the right-of-use assets and lease liabilities related to these properties was $35.5 million and $40.4 million, respectively. As of December 31, 2022, the right-of-use assets and lease liabilities related to these properties was $40.5 million and $45.5 million, respectively. These related parties received aggregate lease payments from us of $1.7 million for each of the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and $5.1 million for each of the 39 weeks ended September 30, 2023 and October 1, 2022.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $51.6 million and $48.1 million as of September 30, 2023 and December 31, 2022, respectively. See Note 2 for additional information.
Note 8. Commitments and Contingencies
We are involved from time to time in claims, proceedings and litigation arising in the normal course of business. We establish an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. We monitor those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjust the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, we do not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. If it is at least a reasonable possibility that a material loss will occur, we will provide disclosure regarding the contingency. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows.

Note 9. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator
Net income and comprehensive income	$27,140	$17,495	$65,331	$49,163
Denominator
Weighted-average shares outstanding – basic	99,108	97,057	98,514	96,587
Effect of dilutive options	1,624	2,847	1,913	3,031
Effect of dilutive RSUs and PSUs (1)	241	581	300	433
Weighted-average shares outstanding – diluted	100,973	100,485	100,727	100,051
Earnings per share:
Basic	$0.27	$0.18	$0.66	$0.51
Diluted	$0.27	$0.17	$0.65	$0.49
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
The following weighted-average common share equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
RSUs	10	10	42	7

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
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to the third quarter of fiscal 2023 and the third quarter of fiscal 2022 refer to the 13 weeks ended September 30, 2023 and October 1, 2022, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiary unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators ("IOs") run our stores and create a neighborhood feel through personalized customer service and a localized product offering. As of September 30, 2023, we had 455 stores in California, Washington, Oregon, Pennsylvania, Idaho, Nevada, Maryland and New Jersey.
Over the past several years, and to a lesser extent recently, our business has been and continues to be impacted by macroeconomic conditions including supply chain and labor challenges, inflation, and changes in consumer behavior, and our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. The extent of the continuing impact of these factors on our operational and financial performance will depend on many factors, including certain factors outside of our control.
We continue to utilize our unique buying model, our strong vendor relationships and our agile approach to inventory management to offer customers a compelling assortment at a deep value. While product costs have largely stabilized for us during the recent fiscal quarters, we continue to incur greater selling, general and administrative expenses ("SG&A") related to personnel, travel, and other third party and operational costs due to the aforementioned factors. Further, planned construction and opening of new stores has been, and may continue to be, negatively impacted due to both increased lead times to acquire materials, obtain permits and licenses as well as higher construction and development related costs.
Our new store growth efforts for fiscal 2024 and beyond are focused on organic growth together with new real estate opportunities that align with our long-term geographic expansion and store growth strategies. Complementary growth opportunities may include expanding strategic relationships with large property owners, evaluating acquisitions of opportunistic real estate that become available through consolidation in the retail sector, and exploring strategic regional acquisitions of operating businesses.
During the third quarter of fiscal 2023, we replaced components of our enterprise resource planning system, including our financial ledger, inventory management platform and product data warehouse system. The implementation of these system upgrades has resulted in disruption to our business operations, which impacted our results of operations during the period, as more fully described below in “Comparison of the 13 and 39 weeks ended September 30, 2023 and October 1, 2022." For the fourth quarter of fiscal 2023, we expect the system implementation disruptions to continue to impact sales and gross margin as well as SG&A related to the incremental commission support that we are electing to provide to our operators.

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
Third Quarter of Fiscal 2023 Overview
Key financial and operating performance results for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 were as follows:
•Net sales increased 9.3% to $1.00 billion from $918.2 million in the third quarter of fiscal 2022
•Comparable store sales increased by 6.4%, driven by a 8.6% increase in the number of transactions partially offset by a 1.9% decrease in average transaction size.
•Gross margin increased by 80 basis points to 31.4%, compared to gross margin of 30.6% in the third quarter of fiscal 2022.
•In late August, we implemented new technology platforms and, as a result, experienced disruptions which are estimated to have negatively impacted comparable store sales by approximately 150 basis points and gross margin by 50 basis points in the third quarter.
•We opened eight new stores, ending the third quarter of fiscal 2023 with 455 stores in eight states.
•Net income increased 55.1% to $27.1 million, or $0.27 per diluted share, compared to net income of $17.5 million, or $0.17 per diluted share, in the third quarter of fiscal 2022.
•Adjusted EBITDA(1) increased 20.0% to $68.1 million compared to $56.8 million in the third quarter of fiscal 2022.
•Adjusted net income(1) increased 23.4% to $31.0 million, or $0.31 per adjusted diluted share(1), compared to $25.1 million, or $0.25 per adjusted diluted share, in the third quarter of fiscal 2022.
_______________________
(1)Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share are non-GAAP financial measures, which exclude the impact of certain special items. Please note that our non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Beginning with the fourth quarter of fiscal 2022, we updated our definitions of adjusted EBITDA, adjusted net income and adjusted earnings per share to no longer exclude the impact of non-cash rent expense and the provision for accounts receivable reserves. The presentation for adjusted EBITDA, adjusted net income and adjusted earnings per share for the 13 and 39 weeks ended October 1, 2022 have been recast to reflect these changes. See the "Operating Metrics and Non-GAAP Financial Measures" section of our 2022 Form 10-K, for additional information. Furthermore, see the "Operating Metrics and Non-GAAP Financial Measures" section below for additional information about these items, including their definitions, how the non-GAAP measures provide useful information to investors and how management utilizes them, and reconciliations of the non-GAAP measures and the most directly comparable GAAP measures.
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

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$1,003,913	$918,185	$2,979,635	$2,647,271
Cost of sales	688,222	637,550	2,036,831	1,836,336
Gross profit	315,691	280,635	942,804	810,935
Selling, general and administrative expenses	278,134	255,948	835,948	739,909
Operating income	37,557	24,687	106,856	71,026
Other expenses:
Interest expense, net	4,226	4,798	14,911	12,355
Loss on debt extinguishment and modification	—	—	5,340	1,274
Total other expenses	4,226	4,798	20,251	13,629
Income before income taxes	33,331	19,889	86,605	57,397
Income tax expense	6,191	2,394	21,274	8,234
Net income and comprehensive income	$27,140	$17,495	$65,331	$49,163

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Percentage of net sales (1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.6%	69.4%	68.4%	69.4%
Gross profit	31.4%	30.6%	31.6%	30.6%
Selling, general and administrative expenses	27.7%	27.9%	28.1%	27.9%
Operating income	3.7%	2.7%	3.6%	2.7%
Other expenses:
Interest expense, net	0.4%	0.5%	0.5%	0.5%
Loss on debt extinguishment and modification	—%	—%	0.2%	—%
Total other expenses	0.4%	0.5%	0.7%	0.5%
Income before income taxes	3.3%	2.2%	2.9%	2.2%
Income tax expense	0.6%	0.3%	0.7%	0.3%
Net income and comprehensive income	2.7%	1.9%	2.2%	1.9%
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
Comparable store sales consists of net sales from our stores beginning on the first day of the fourteenth full fiscal month following the store's opening, which is when we believe comparability is achieved. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been temporarily closed for an extended period, those that have had their business materially disrupted for both planned projects as well as due to unforeseen circumstances, permanent store closures and dispositions. When applicable, as was the case with fiscal 2020 and will be the case with fiscal 2025, we exclude the net sales in the non-comparable week of a 53-week year from the same store sales calculation after comparing the current and prior year weekly periods that are most closely aligned.
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

Beginning with the fourth quarter of fiscal 2022, we updated our definitions of adjusted EBITDA, adjusted net income and adjusted earnings per share to no longer exclude the impact of non-cash rent expense and the provision for accounts receivable reserves. The presentation for adjusted EBITDA, adjusted net income and adjusted earnings per share for the 13 and 39 weeks ended October 1, 2022 has been recast to reflect these changes.
The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Other Financial and Operations Data
Number of new stores	8	6	15	17
Number of stores open at end of period	455	431	455	431
Comparable store sales increase (1)	6.4%	15.4%	9.2%	10.6%
EBITDA (2)	$59,443	$44,841	$165,197	$128,450
Adjusted EBITDA (2)	$68,143	$56,789	$201,740	$160,353
Adjusted net income (2)	$30,989	$25,104	$89,932	$71,243
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

GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to adjusted net income, and our GAAP earnings per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$27,140	$17,495	$65,331	$49,163
Interest expense, net	4,226	4,798	14,911	12,355
Income tax expense	6,191	2,394	21,274	8,234
Depreciation and amortization expenses	21,886	20,154	63,681	58,698
EBITDA	59,443	44,841	165,197	128,450
Share-based compensation expenses (1)	7,535	9,084	25,516	24,363
Loss on debt extinguishment and modification (2)	—	—	5,340	1,274
Asset impairment and gain or loss on disposition (3)	117	343	460	888
Other (4)	1,048	2,521	5,227	5,378
Adjusted EBITDA	$68,143	$56,789	$201,740	$160,353

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$27,140	$17,495	$65,331	$49,163
Share-based compensation expenses (1)	7,535	9,084	25,516	24,363
Loss on debt extinguishment and modification (2)	—	—	5,340	1,274
Asset impairment and gain or loss on disposition (3)	117	343	460	888
Other (4)	1,048	2,521	5,227	5,378
Amortization of purchase accounting assets and deferred financing costs (5)	1,424	3,031	4,415	9,198
Tax adjustment to normalize effective tax rate (6)	(3,418)	(3,178)	(4,274)	(7,649)
Tax effect of total adjustments (7)	(2,857)	(4,192)	(12,083)	(11,372)
Adjusted net income	$30,989	$25,104	$89,932	$71,243

GAAP earnings per share
Basic	$0.27	$0.18	$0.66	$0.51
Diluted	$0.27	$0.17	$0.65	$0.49
Adjusted earnings per share
Basic	$0.31	$0.26	$0.91	$0.74
Diluted	$0.31	$0.25	$0.89	$0.71
Weighted average shares outstanding
Basic	99,108	97,057	98,514	96,587
Diluted	100,973	100,485	100,727	100,051
___________________________
(1)Includes non-cash share-based compensation expense and cash dividends paid on vested share-based awards as a result of dividends declared in connection with a recapitalization that occurred in fiscal 2018. See "Share-based Compensation Expense" in the "Comparison of the 13 and 39 weeks ended September 30, 2023 and October 1, 2022" section below for additional information.
(2)Represents the write-off of debt issuance costs and debt discounts as well as debt modification costs related to refinancing and/or repayment of our credit facilities. See Note 3 to the condensed consolidated financial statements for additional information.
(3)Represents asset impairment charges and gains or losses on dispositions of assets.

(4)Represents other non-recurring, non-cash or non-operational items, such as technology upgrade implementation costs, costs related to employer payroll taxes associated with equity awards, legal settlements and other legal expenses, store closing costs, certain personnel-related costs and miscellaneous costs.
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
Comparison of the 13 and 39 weeks ended September 30, 2023 and October 1, 2022 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended				39 Weeks Ended
	September 30, 2023	October 1, 2022	$ Change	% Change	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales	$1,003,913	$918,185	$85,728	9.3%	$2,979,635	$2,647,271	$332,364	12.6%
The increase in net sales for the 13 and 39 weeks ended September 30, 2023 compared to the same periods in fiscal 2022 was primarily attributable to an increase in comparable store sales as well as non-comparable store net sales growth primarily from the 24 net new stores opened over the last 12 months, partially offset by disruptions related to our aforementioned system upgrades.
Comparable store sales increased 6.4% for the 13 weeks ended September 30, 2023 and 9.2% for the 39 weeks ended September 30, 2023 compared to the same periods in fiscal 2022. The increase in comparable store sales for the 13 weeks ended September 30, 2023 was driven by a 8.6% increase in the number of transactions, partially offset by a 1.9% decrease in average transaction size. The increase in comparable store sales for the 39 weeks ended September 30, 2023 was driven by an 8.6% increase in the number of transactions and a 0.5% increase in average transaction size. Our comparable store sales increases for these periods reflects the impact of disruptions related to our system upgrades.
Cost of Sales

	13 Weeks Ended				39 Weeks Ended
	September 30, 2023	October 1, 2022	$ Change	% Change	September 30, 2023	October 1, 2022	$ Change	% Change
Cost of sales	$688,222	$637,550	$50,672	7.9%	$2,036,831	$1,836,336	$200,495	10.9%
% of net sales	68.6%	69.4%			68.4%	69.4%
The increase in cost of sales for the 13 and 39 weeks ended September 30, 2023 compared to the same periods in fiscal 2022 was primarily the result of an increase in comparable store sales combined with non-comparable net sales from 24 net new stores opened over the last 12 months as well as by impacts related to our system upgrades.
Cost as a percentage of net sales decreased for the 13 and 39 weeks ended September 30, 2023 compared to the same periods in fiscal 2022 primarily due to our changing assortment along with strong purchasing and inventory management, partially offset by impacts related to our system upgrades.
Gross Profit and Gross Margin

	13 Weeks Ended				39 Weeks Ended
	September 30, 2023	October 1, 2022	$ Change	% Change	September 30, 2023	October 1, 2022	$ Change	% Change
Gross profit	$315,691	$280,635	$35,056	12.5%	$942,804	$810,935	$131,869	16.3%
Gross margin	31.4%	30.6%			31.6%	30.6%
The increase in gross profit for the 13 and 39 weeks ended September 30, 2023 compared to the same periods in fiscal 2022 was primarily the result of an increase in comparable store sales combined with non-comparable sales from 24 net new stores opened over the last 12 months, partially offset by impacts related to our system upgrades.

Gross margin increased for the 13 and 39 weeks ended September 30, 2023 compared to the same periods in fiscal 2022 primarily due to our changing assortment along with strong purchasing and inventory management, partially offset by impacts related to our system upgrades.
Selling, General and Administrative Expenses

	13 Weeks Ended				39 Weeks Ended
	September 30, 2023	October 1, 2022	$ Change	% Change	September 30, 2023	October 1, 2022	$ Change	% Change
SG&A	$278,134	$255,948	$22,186	8.7%	$835,948	$739,909	$96,039	13.0%
% of net sales	27.7%	27.9%			28.1%	27.9%
The increase in SG&A for the 13 weeks ended September 30, 2023 compared to the same period in fiscal 2022 was driven by $19.1 million in higher store-related expenses and $3.0 million in higher corporate-related expenses. Store-related expenses primarily increased as a result of higher commission payments to IOs, reflecting gross profit growth together with incremental support we elected to provide to our IOs in connection with our system upgrades, as well as higher store occupancy costs due to 24 net new stores opened over the last 12 months, partially offset by the recognition of an e-commerce vendor obligation. Corporate-related expenses increased largely due to increased personnel costs primarily related to higher incentive compensation expense, reflecting strong performance trends relative to target for the 13 weeks ended September 30, 2023.
The increase in SG&A for the 39 weeks ended September 30, 2023 compared to the same period in fiscal 2022 was driven by $72.9 million in higher store-related expenses and $23.2 million in higher corporate-related expenses. Store-related expenses primarily increased as a result of higher commission payments to IOs, reflecting gross profit growth together with incremental support we elected to provide to our IOs in connection with our system upgrades, as well as higher store occupancy costs due to 24 net new stores opened over the last 12 months, partially offset by the recognition of an e-commerce vendor obligation. Corporate-related expenses increased largely due to increased personnel costs primarily related to higher incentive compensation expense, reflecting strong performance trends relative to target for the 39 weeks ended September 30, 2023.
As a percentage of net sales, SG&A decreased for the 13 and 39 weeks ended September 30, 2023 compared to the same periods in fiscal 2022 primarily due to the aforementioned factors.
Interest Expense, Net

	13 Weeks Ended				39 Weeks Ended
	September 30, 2023	October 1, 2022	$ Change	% Change	September 30, 2023	October 1, 2022	$ Change	% Change
Interest expense, net	$4,226	$4,798	$(572)	(11.9)%	$14,911	$12,355	$2,556	20.7%
% of net sales	0.4%	0.5%			0.5%	0.5%
The decrease in net interest expense for the 13 weeks ended September 30, 2023 compared to the same period in fiscal 2022 was primarily driven by a decrease in principal debt outstanding over the last 12 months combined with increased interest income from IO notes and cash and cash equivalents, partially offset by increases in the effective borrowing rate. See Note 3 to the condensed consolidated financial statements for additional information.
The increase in net interest expense for the 39 weeks ended September 30, 2023 compared to the same period in fiscal 2022 was primarily driven by increases in the effective borrowing rate, partially offset by a decrease in principal debt outstanding over the last 12 months combined with increased interest income from IO notes and cash and cash equivalents. See Note 3 to the condensed consolidated financial statements for additional information.

Loss on Debt Extinguishment and Modification

	13 Weeks Ended				39 Weeks Ended
	September 30, 2023	October 1, 2022	$ Change	% Change	September 30, 2023	October 1, 2022	$ Change	% Change
Loss on debt extinguishment and modification	$—	$—	$—	—%	$5,340	$1,274	$4,066	319.2%
% of net sales	—%	—%			0.2%	—%
During the 39 weeks ended September 30, 2023, we recorded a $5.3 million loss on debt extinguishment related to the payoff of $385.0 million of principal on the senior term loan outstanding under our prior credit facilities. During the 39 weeks ended October 1, 2022, we recorded a $1.3 million loss on debt extinguishment related to the prepayment of $75.0 million of principal on the senior term loan outstanding under our prior credit facilities. See Note 3 to the condensed consolidated financial statements for additional information.
Income Tax Expense

	13 Weeks Ended				39 Weeks Ended
	September 30, 2023	October 1, 2022	$ Change	% Change	September 30, 2023	October 1, 2022	$ Change	% Change
Income tax expense	$6,191	$2,394	$3,797	158.6%	$21,274	$8,234	$13,040	158.4%
% of net sales	0.6%	0.3%			0.7%	0.3%
Effective tax rate	18.6%	12.0%			24.6%	14.3%
The increase in income tax expense for the 13 and 39 weeks ended September 30, 2023 compared to the same periods in fiscal 2022 was primarily due to higher pretax income.
The increase in our effective income tax rate for the 13 weeks ended September 30, 2023 compared to the 13 weeks ended October 1, 2022 was primarily driven by increased pretax income without a proportional increase in tax benefits related to the exercise of stock options as well as non-deductible executive compensation under Internal Revenue Code Section 162(m) during the 13 weeks ended September 30, 2023, which was not applicable during the 13 weeks ended October 1, 2022. The increase in our effective income tax rate for the 39 weeks ended September 30, 2023 compared to the 39 weeks ended October 1, 2022 was primarily driven by lower excess tax benefits related to the exercise of stock options as well as non-deductible executive compensation under Internal Revenue Code Section 162(m) during the 39 weeks ended September 30, 2023, which was not applicable during the 39 weeks ended October 1, 2022.
Net Income

	13 Weeks Ended				39 Weeks Ended
	September 30, 2023	October 1, 2022	$ Change	% Change	September 30, 2023	October 1, 2022	$ Change	% Change
Net income	$27,140	$17,495	$9,645	55.1%	$65,331	$49,163	$16,168	32.9%
% of net sales	2.7%	1.9%			2.2%	1.9%
As a result of the foregoing factors, net income increased for the 13 and 39 weeks ended September 30, 2023 compared to the same periods in fiscal 2022.

Adjusted EBITDA

	13 Weeks Ended				39 Weeks Ended
	September 30, 2023	October 1, 2022	$ Change	% Change	September 30, 2023	October 1, 2022	$ Change	% Change
Adjusted EBITDA	$68,143	$56,789	$11,354	20.0%	$201,740	$160,353	$41,387	25.8%
The increase in adjusted EBITDA for the 13 and 39 weeks ended September 30, 2023 compared to the same periods in fiscal 2022 was primarily due to an increase in comparable store sales of 6.4% for the 13 weeks ended September 30, 2023 and 9.2% for the 39 weeks ended September 30, 2023, as well as higher net sales resulting from new store growth, combined with increased gross margin.
Adjusted Net Income

	13 Weeks Ended				39 Weeks Ended
	September 30, 2023	October 1, 2022	$ Change	% Change	September 30, 2023	October 1, 2022	$ Change	% Change
Adjusted net income	$30,989	$25,104	$5,885	23.4%	$89,932	$71,243	$18,689	26.2%
The increase in adjusted net income for the 13 and 39 weeks ended September 30, 2023 compared to the same periods in fiscal 2022 was primarily due to an increase in comparable store sales of 6.4% for the 13 weeks ended September 30, 2023 and 9.2% for the 39 weeks ended September 30, 2023, as well as higher net sales resulting from new store growth, combined with increased gross margin.

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
As of September 30, 2023, we had cash and cash equivalents of $155.7 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. These balances were slightly above normalized levels as we experienced longer payable processing times as a result of our system implementation. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under our 2023 Credit Agreement. As of September 30, 2023, we had no borrowings outstanding under the revolving credit facility and $4.2 million of outstanding standby letters of credit, resulting in $395.8 million of remaining borrowing capacity available under this revolving credit facility.
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
We may also, from time to time, at our sole discretion, prepay or retire all or a portion of our outstanding debt. On April 21, 2023, we repaid the $25.0 million of principal on our revolving credit facility. Since the April 21, 2023 repayment, no amounts were borrowed under this revolving credit facility.
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
Material Cash Requirements
Other than the information noted below and the refinancing of our credit facilities in February 2023 (See Note 3 to the condensed consolidated financial statements for additional information), there has been no material change in our material cash requirements since the end of fiscal 2022. See our 2022 Form 10-K for additional information.
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the 39 weeks ended September 30, 2023, before the impact of tenant improvement allowances, were $130.8 million, and, net of tenant improvement allowances, were $116.6 million. We continue to expect total capital expenditures, net of tenant improvement allowances, to be approximately $155.0 million for fiscal 2023.
Debt Obligations
The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments of the senior term loan. Such payments total $52.5 million over the remaining term of the senior term loan, with none payable over the remainder of fiscal 2023. The remaining senior term loan principal balance will become due in February 2028 at maturity. See Note 3 to our condensed consolidated financial statements for additional information.

Debt Covenants
The 2023 Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The 2023 Credit Agreement contains certain covenants that, among other things, limit the our ability and the ability of our restricted subsidiary to: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of our subsidiary to pay dividends or make other payments to the borrower. The 2023 Credit Agreement also contains financial performance covenants requiring us to satisfy a maximum total net leverage ratio test and a minimum interest coverage ratio test as of the last day of each fiscal quarter. The maximum total net leverage ratio test requires us to be in compliance with a Total Net Leverage Ratio no greater than 3.50 to 1.00 as of the last day of each test period ending prior to the test period ending on or about December 31, 2025, and no greater than 3.25 to 1.00 as of the last day of each test period ending thereafter, subject to certain adjustments set forth in the 2023 Credit Agreement. The minimum interest coverage ratio test requires us to be in compliance with a Consolidated Interest Coverage Ratio (as defined in the 2023 Credit Agreement) no less than 1.75 to 1.00 as of the last day of each test period.
As of September 30, 2023, we were in compliance with all applicable financial covenant requirements for our 2023 Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands, except percentages):

	39 Weeks Ended
	September 30, 2023	October 1, 2022	$ Change	% Change
Net cash provided by operating activities	$276,218	$139,860	$136,358	97.5%
Net cash used in investing activities	(131,030)	(99,227)	(31,803)	32.1%
Net cash used in financing activities	(92,253)	(73,441)	(18,812)	25.6%
Net increase (decrease) in cash and cash equivalents	$52,935	$(32,808)	$85,743	261.3%
Cash Provided by Operating Activities
Net cash provided by operating activities was $276.2 million for the 39 weeks ended September 30, 2023 compared to $139.9 million for the same period in fiscal 2022. The increase in net cash provided by operating activities of $136.4 million for the 39 weeks ended September 30, 2023 compared to the same period in fiscal 2022 was primarily driven by changes in merchandise inventory levels, higher trade accounts payable, and higher accrued expenses combined with increased net sales driven by comparable stores sales and new store growth. The increases in trade accounts payable and accrued expenses were partially attributable to disruptions related to our aforementioned system upgrades.
Cash Used in Investing Activities
Net cash used in investing activities was $131.0 million for the 39 weeks ended September 30, 2023 compared to $99.2 million for the same period in fiscal 2022. The increase in net cash used in investing activities of $31.8 million for the 39 weeks ended September 30, 2023 compared to the same period in fiscal 2022 was primarily due to increased spending on property and equipment due to higher store count as well as increased investments in computer software intangible assets related to upgrading our financial ledger, inventory management platform and product data warehouse system.
Cash Used in Financing Activities
Net cash used in financing activities of $92.3 million for the 39 weeks ended September 30, 2023 was primarily due to the payoff of $385.0 million of principal on the prior senior term loan outstanding under our prior credit facilities, repayment of the $25.0 million of principal on our revolving credit facility, $4.5 million in debt issuance costs paid, $3.8 million in scheduled principal payments on the senior term loan under our new current credit facilities and the repurchase of $3.3 million worth of common stock, partially offset by $325.0 million in proceeds from the new credit facilities. Net cash used in financing activities of $73.4 million for the 39 weeks ended October 1, 2022 was primarily due to the prepayment of $75.0 million of principal on the senior term loan outstanding under our prior credit facilities as well as the repurchase of $3.5 million worth of common stock, partially offset by $6.0 million in proceeds from the exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates during the 39 weeks ended September 30, 2023 from those disclosed in our 2022 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of September 30, 2023, our outstanding borrowings included $296.3 million from our senior term loan under the 2023 Credit Agreement. As of September 30, 2023, the interest rate on the senior term loan was 7.42% (See Note 3 to our condensed consolidated financial statements for additional information). Based on the outstanding balance and interest rate of our senior term loan as of September 30, 2023, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense of approximately $2.2 million over the next 12 months.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, we replaced components of our enterprise resource planning system, including our financial ledger, inventory management platform and product data warehouse system. These new systems are intended to provide us with enhanced transactional processing, security and management tools, and are an important element of our system of disclosure controls and procedures. We modified certain existing internal controls, as well as implemented new controls and procedures impacted by the implementation of these new systems. We will continue to monitor and evaluate the operating effectiveness of the related controls during subsequent periods. Except for the implementation of these new systems, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be party to litigation that arises in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows, and no material legal proceedings were terminated, settled or otherwise resolved during the 13 weeks ended September 30, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the 13 weeks ended September 30, 2023, we did not repurchase any shares of our common stock.
Item 3. Default Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and Officers (as such term is defined under Section 16 of the Exchange Act) during the 13 weeks ended September 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, each referred to as Rule 10b5-1 trading plan.

Name and Position	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities to be Purchased or Sold
Eric J. Lindberg, Jr. Chairman of the Board of Directors	8/15/2023	8/23/2024	Up to 680,000 shares of our common stock upon the exercise of stock options (2)
Steven K. Wilson EVP, Chief Purchasing Officer	8/28/2023	8/16/2024	Up to 144,666 shares of our common stock (which includes 32,017 shares upon the exercise of stock options) (2)
Thomas F. Herman Separate Property Trust (3)	8/30/2023	12/31/2024	Up to 17,000 shares of our common stock
_______________________
(1)A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
(2)The stock options included in Messrs. Lindberg and Wilson's 10b5-1 plans have expiration dates of October 21, 2024 and November 25, 2024, respectively.
(3)Thomas F. Herman, a member of our Board of Directors, is a trustee of the Thomas F. Herman Separate Property Trust.

During the 13 weeks ended September 30, 2023, none of our directors and Officers (i) adopted a contract, instruction or written plan for the purchase or sale of our securities in any "non-Rule 10b5-1 trading arrangement" or (ii) terminated a contract, instruction or written plan for the purchase or sale of our securities that was a Rule 10b5-1 trading plan or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	8-K	001-38950	6/10/2022	3.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	8-K	001-38950	4/8/2022	3.1
10.1†*	Grocery Outlet Inc. 2019 Annual Incentive Plan (Amended and Restated Effective August 24, 2023)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and included as Exhibit 101.
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grocery Outlet Holding Corp.
Date:	November 8, 2023	By:	/s/ Charles C. Bracher
Charles C. Bracher Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2023	By:	/s/ Lindsay E. Gray
Lindsay E. Gray Senior Vice President, Accounting (Principal Accounting Officer)