Form 10-K
period 2023-12-30
Grocery Outlet Holding Corp.
filed 2024-02-28
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting stock of the registrant as of June 30, 2023, the last business day of the second fiscal quarter (based on a closing price of $30.61 per share), held by non-affiliates was approximately $2.9 billion.
As of February 22, 2024, the registrant had 99,227,528 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13, and 14) is hereby incorporated by reference to portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2024. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended December 30, 2023.

GROCERY OUTLET HOLDING CORP.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K ("Form 10-K" or "report") and the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and the documents incorporated by reference herein other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, business and market trends, macroeconomic and geopolitical conditions, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report or as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"). We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time.
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
Our fiscal year ends on the Saturday closest to December 31st each year. References to fiscal 2023, fiscal 2022, and fiscal 2021 refer to the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. Our 2023, 2022 and 2021 fiscal years all consisted of 52 weeks.

PART I
ITEM 1. BUSINESS
Our Company
Grocery Outlet is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of December 30, 2023, we had 468 stores in California, Washington, Oregon, Pennsylvania, Idaho, Nevada, Maryland, New Jersey and Ohio. Our headquarters is in Emeryville, California.
Each of our stores offers a fun, treasure hunt shopping experience in an easy-to-navigate, small-box format. An ever-changing assortment of "WOW!" deals, complemented by everyday staple products, generates customer excitement and encourages frequent visits from bargain-minded shoppers. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators ("IOs") run our stores and create a neighborhood feel through personalized customer service and a localized product offering. This differentiated approach has driven consistent comparable store sales growth and allowed us to produce positive comparable store sales in 20 of the last 21 years.
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
Our stores generally have performed well across all economic cycles, as demonstrated by our pattern of positive comparable store sales growth and healthy gross margin rates. Our comparable store sales decreased in fiscal 2021 (for the first time in 18 years) as we lapped heightened demand during the onset of the COVID-19 pandemic in 2020. Our business returned to have positive comparable store sales in fiscal 2022 and 2023. Our model also is somewhat insulated from store labor-related variability because IOs directly employ their store workers. The result is a highly scalable business with lower corporate fixed costs, providing further protection in the event of an economic downturn and growth opportunities in a strong economy.
As discussed below under "Acquisition of United Grocery Outlet" on February 14, 2024, Grocery Outlet Inc., our wholly owned subsidiary, entered into a stock purchase agreement to acquire BBGO Acquisition, Inc., a holding company that owns all of the outstanding capital stock of The Bargain Barn, Inc., which does business as United Grocery Outlet ("United Grocery Outlet"). The transaction is expected to close early in the second quarter of fiscal 2024 and remains subject to customary closing conditions.

Our History
Our founder, Jim Read, pioneered our opportunistic buying model in 1946 and subsequently developed the IO selling approach, which harnesses individual entrepreneurship and local decision-making to better serve our customers. Underlying this differentiated model was a mission that still guides us today: "Touching Lives for the Better." Since 2006, the third generation of Read family leadership, Eric Lindberg, Jr., Chairman of our Board of Directors and former Chief Executive Officer, has continued to advance this mission.
Grocery Outlet Holding Corp. was incorporated in Delaware on September 11, 2014. In June 2019, we completed the initial public offering of our common stock. Our common stock trades on the Nasdaq Global Select Market under the symbol "GO".
Our Growth Strategies
We believe that our compelling WOW! shopping experience will continue to drive new and existing customers to shop our stores. Propelled by our strong business fundamentals, we believe we are well-positioned to expand our footprint and grow our customer base. We are executing a long-term growth strategy built on three primary pillars:
•Strengthen our core business model. Our unique buying and selling approach has always been and will continue to be the growth engine of this business. It differentiates us and provides a compelling value proposition to a wide range of customers. We remain focused on deepening our value, strengthening the treasure hunt shopping experience, elevating IO support, and increasing customer awareness, acquisition, and retention. We continually seek to strengthen supplier relationships and further develop opportunistic purchasing with new processes and investments.
•Evolve our business. We are focused on advancing our model through expanding our assortment and digitizing our business with more integrated end-to-end technology. We also continue to implement operational initiatives to support IOs in enhancing the customer experience.
•Expand our footprint. We believe that new store growth remains our biggest driver of long-term stockholder value and continue to believe the success of our stores across a broad range of geographies, population densities and demographic groups creates a significant opportunity to profitably increase our store count in existing and new local regions and states. We intend to continue to expand our reach to additional customers and geographies across the United States.
Products and Pricing
Each store offers a curated and ever-changing assortment of products, consisting of on-trend, quality, name-brand consumables and fresh products. Our product offering includes a constant rotation of opportunistic products, complemented by an assortment of competitively priced everyday staples, across grocery, produce, refrigerated and frozen foods, beer and wine, fresh meat and seafood, general merchandise and health and beauty care. We have continued to expand our product assortment to meet customer needs, including a wide selection of NOSH, fresh, ethnic and local products.
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
We believe that we have a leading share of the large and growing excess inventory market. We also believe that the overall excess inventory market continues to grow due to increased manufacturing capacities and rapidly changing product assortments. As we grow, we expect to have even greater access to quality merchandise due to our increased scale, broader supplier awareness and expanded geographic presence. Additionally, we believe that changing consumer preferences will continue to support the proliferation of small and innovative CPG brands, and allow us to add new suppliers to our network.
We supplement our opportunistic purchases with competitively priced everyday staples in order to provide a convenient shopping experience. We typically source these staple products (e.g., milk, eggs, sugar) from multiple suppliers to lower our costs and we generally avoid long-term supply commitments to maintain the flexibility to pursue opportunistic buys as they arise. We also have near-term plans to develop and expand our private label products.
Supply Chain and Distribution
Over time, we have honed our supply chain operations to support our opportunistic buying approach and to quickly and efficiently deliver products to our stores. We believe our supply chain flexibility enables us to solve suppliers' inventory challenges and, therefore, obtain significant discounts on purchases. After agreeing to purchase product from a supplier, we move quickly to receive, process and distribute the goods. Our systems, including our new store portal, allow IOs real-time visibility to our inventory, significantly reducing time to shelf. IOs typically order multiple deliveries per week resulting in higher inventory turns, lower shrink and a frequent assortment of new products on shelf.
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
We intend to continue to invest in our distribution and logistics infrastructure in order to support our anticipated store growth over the long term, including as we enter into new geographies.
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

As of December 30, 2023, 466 of our 468 stores were operated by IOs. We have entered into an Operator Agreement with each IO, which grants that IO a license to operate a particular Grocery Outlet Bargain Market retail store and to use our trademarks, service marks, trade names, brand names and logos under our brand standards. The Operator Agreement, along with our Best Business Practice Manual, defines our brand standards and sets forth the terms of the license granted to that IO. IOs have discretion to determine the manner and means for accomplishing their duties and implementing our brand standards. The success of this licensing arrangement depends upon mutual commitments by us and the IO to cooperate with each other and engage in practices that protect our brand standards and the reputation of our brand and enhance the sales, business and profit potential of the IO's store. The Operator Agreement provides that either the IO or we may terminate the Operator Agreement for any reason on 75 days' written notice, and that we may terminate the Operator Agreement immediately for cause.
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
As consignor of all merchandise, the aggregate sales proceeds belong to us. We, in turn, pay IOs a commission that is generally 50% of the store's gross profit in exchange for the IO's services in staffing and operating the store. Any spoiled, damaged or stolen merchandise, markdowns or price changes impact gross profit and therefore the IO's commission. We generally split these losses equally with IOs. As a result, IOs are exposed to the risk of loss of such merchandise and are incentivized to minimize any such losses. Our relationship with the IOs is an important part of our business. To alleviate the disruption caused by the system upgrades that we implemented in late August 2023 and are more fully described below under "Business Technology", we elected to provide incremental commission support to IOs beginning in the third quarter of fiscal 2023 and extending into the first quarter of fiscal 2024.
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

Our Stores and Expansion Opportunities
As of December 30, 2023, our 468 total stores averaged approximately 14,000 square feet on the sales floor. We lease substantially all of our store locations, with initial lease terms of generally ten years and options to renew for two or three successive five-year periods.
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
We believe that new store growth remains our biggest driver of long-term stockholder value. We further believe the success of our stores across a broad range of geographies, population densities and demographic groups creates a significant opportunity to profitably increase our store count. In fiscal 2023 we opened 28 new stores in California (10), Maryland (5), Pennsylvania (4), Washington (2), Nevada (2), New Jersey (2), Oregon (1), Idaho (1) and first store in Ohio (1). We deploy a store model that generates robust store-level financial results, strong cash flow and attractive return. We have a dedicated real estate team that utilizes a rigorous site selection process in order to source new store locations that generate strong overall returns and generally targets new stores of between 15,000 and 20,000 total square feet with an average of 4,000 square feet of non-selling space.
We believe our white space remains vast with the potential to operate approximately 4,800 stores across the United States. Our new store growth efforts for fiscal 2024 and beyond remain focused on organic growth together with new real estate opportunities (such as our pending acquisition of United Grocery Outlet) that align with our long-term geographic expansion and store growth strategies. Complementary growth opportunities include expanding strategic relationships with large property owners, evaluating opportunistic real estate lists, and exploring strategic regional acquisitions. We believe organic growth combined with these complementary opportunities will enable us to grow our store base on average approximately 10% per year.
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
We focus our centralized marketing efforts to build brand awareness and communicate specific in-store deals to drive customer traffic, primarily through digital ads, emailed "WOW! Alerts," social media, television and radio commercials and in-store and outdoor signage. We have increased our usage of digital advertising, allowing us to more quickly develop, deploy and target marketing communications based on our changing inventories and store- specific deals. We also market via television, streaming television platforms and radio (terrestrial and digital) to specific markets to build brand awareness and highlight the value we provide. We reinforce these efforts with in-store price and item signage as well as outdoor marketing via billboards and truck wraps. In fiscal 2023, we launched a mobile personalization app in our Washington, Oregon, Pennsylvania, Idaho, Maryland, New Jersey and Ohio stores and we plan to launch the app to our stores in California and Nevada by the end of the first quarter of fiscal 2024. The app allows customers to track their savings and provides new, trending and top selling items as well as curated product recommendations based on user preferences. Further, the app provides us with critical information to make our marketing efforts more effective and efficient.

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
Many competitors and a number of pure online retailers are attempting to attract customers by offering various forms of e-commerce. We have embraced online and digital marketing, including launching a mobile personalization app during fiscal 2023, which we plan to continue to expand in fiscal 2024, and rolling out online shopping to our stores through partnerships with online grocery delivery companies in recent years.
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
We modify, update and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to enhanced systems; integrating new service providers; and adding enhanced new functionality, such as cloud computing technologies. In addition, we have a customized enterprise resource planning system, components of which have been replaced over the past several years, including our financial ledger, inventory management platform and product data warehouse system, which were replaced in late August 2023. As previously disclosed, the implementation of these system upgrades resulted in ordering and inventory disruptions, which impacted our results of operations during the remainder of fiscal 2023. We also will continue to identify and implement productivity improvements through both operational initiatives and system enhancements, such as category assortment optimization, improved inventory management tools and greater purchasing specialization.
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
Regulations
We and the IOs are subject to regulation by various federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the U.S. Department of Agriculture (the "USDA") the Consumer Product Safety Commission and the Environmental Protection Agency. We and the IOs are also subject to various federal, state and local laws and regulations, including those governing labor and employment, including minimum wage requirements and employee safety, advertising, privacy, safety and environmental protection and consumer protection regulations, including those that regulate retailers and/or govern product standards, the importation, transportation, promotion and sale of merchandise, packaging material safety and recycling and the operation of stores and warehouse facilities. In addition, we and the IOs must comply with provisions regulating health and sanitation standards, food labeling, non-food labeling and licensing for the sale of food and alcoholic beverages. We actively monitor changes in these laws. In addition, we and the IOs are subject to environmental laws, including but not limited to hazardous waste laws, regulations related to refrigeration and stormwater, pursuant to which we and/or the IOs could be strictly and jointly and severally liable, regardless of our knowledge or responsibility.
Food and Dietary Supplements—The FDA regulates the safety of certain food and food ingredients, as well as dietary supplements under the federal Food, Drug, and Cosmetic Act (the "FDCA"). Similarly, the USDA's Food Safety Inspection Service ensures that the country's commercial supply of meat, poultry, catfish and certain egg products is safe, wholesome and correctly labeled and packaged.
The Food Safety Modernization Act (the "FSMA") amended the FDCA in 2011 and expanded the FDA's regulatory oversight of all supply chain participants. Most of the FDA's promulgated regulations are now in effect and mandate that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products.
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

EBT Payments—Approximately 11% of our net sales in fiscal 2023 were in the form of Electronic Benefits Transfer ("EBT") payments and a substantial portion of these payments may be related to benefits associated with the Supplemental Nutritional Assistance Program ("SNAP"). The U.S. Department of Agriculture regulates these programs and their eligibility requirements. The registration and ongoing compliance requirements for SNAP participation are fairly complex and each of the IOs holds their registration under the name of their business entity and is responsible to ensure that their employees consistently comply with all SNAP rules.
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
Human Capital Management
Employees—Our people are at the heart of who we are and what we do. They are key to achieving our business goals and growth strategy. As of December 30, 2023, we had 997 employees, 901 of whom were full-time and 96 of whom were part-time. As of December 30, 2023, 516 of our employees were based at our corporate headquarters in Emeryville, California, and our Leola, Pennsylvania office, 158 of which were classified as field employees. As of December 30, 2023, our distribution centers employed 355 persons. The remaining employees were employees in our Company-operated stores. As of December 30, 2023, 126 of our employees were union employees, all of whom were employees at two Company-operated stores. We have experienced no material interruptions of operations due to disputes with our employees and consider our relations with our employees to be very good.
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
Employee Development—We seek to grow leaders at every level of our organization by creating a culture of mentoring and coaching. As part of our succession planning, we prioritize growing talent internally within our organization and invest resources to develop our employee's skill sets and career path. As an example, our current Chief Executive Officer, Robert J. Sheedy, Jr., joined Grocery Outlet in 2012 as our Vice President of Strategy and thereafter was promoted three times before becoming President and Chief Executive Officer in January 2023. Some of our offerings during 2023 (offered virtually and, in some cases, in person) included:
•Certification program opportunities, including offerings in personal growth and professional development;
•Lunch and learn events, featuring a wide variety of personal development topics and industry speakers; and
•Individual coaching for leadership development, and other leadership training on an ad hoc basis
We encourage internal promotions and hiring for open positions. During fiscal 2023, we promoted 79 corporate and field employees.
Employee Health and Safety—Providing a safe and compliant working environment and ensuring safety is critical to the Company. We have robust safety programs in place to prevent workplace injury and illness. In recent years, we have refined and adopted additional safety training initiatives in a variety of areas, including among others, hazard communications, fire prevention, emergency action playbooks, blood borne pathogens, health illness avoidance, and active shooter. These refinements and initiatives are ongoing. We also maintain a Safety Committee for our distribution center employees and our Safety Department regularly provides new injury avoidance information at monthly distribution center employee-wide meetings. Additionally, we provide detailed health and safety resources to our independently operated stores, including specific information and requirements by state to support their adherence to compliance.
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
Equity, Diversity and Inclusion—We report annually on employment data, including ethnicity, in line with Equal Opportunity Commission ("EEOC") guidelines and we believe that a diverse and inclusive team is critical to our long-term business success.

December 30, 2023
Workforce Demographics
Gender Breakdown
All Employees
Women	37%
Men	63%
Director & above roles
Women	37%
Men	63%
Racial & Ethnic Breakdown (1)
All Employees
Hispanic/Latino, Asian, Black/African America, Native Hawaiian/Other Pacific Islander, Multiracial, or American Indian/Alaskan Native	64%
White	36%
Director & above roles
Hispanic/Latino, Asian, Black/African America, Native Hawaiian/Other Pacific Islander, Multiracial, or American Indian/Alaskan Native	35%
White	65%
_______________________
(1)Racial and Ethnic data excludes employees who chose not to disclose or left the field blank.
In fiscal 2023, of the 79 promoted corporate and field employees, 49% were female and 46% were racially and ethnically diverse, excluding employees who chose not to disclose or left the field blank.
We have several employee resource groups that enhance our inclusive and diverse culture, including our overarching Equity, Diversity and Inclusion Council, our Black Partnership Network, and our WOW! (Winning with Outstanding Women) Network. We also provide regular training on diversity and inclusion topics, including those relating to current events in our communities.
We will continue to focus on genuine equal opportunity for all in hiring, retention and advancement, and cultivating an inclusive and diverse corporate culture through continued education, employee resource groups and education and development opportunities across our organization.
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

Acquisition of United Grocery Outlet
On February 14, 2024, Grocery Outlet Inc., our wholly owned subsidiary, entered into a stock purchase agreement with BBGO Acquisition, Inc., a Delaware corporation ("Holdings"), specified parties therein that beneficially own Holdings (the "Sellers"), and Southvest Fund VII, L.P., a Delaware limited partnership (the "Sellers' Representative", and together with the Sellers, the "Seller Parties" and, together with Holdings and Grocery Outlet, the "Parties") to acquire all of the issued and outstanding capital stock of Holdings for approximately $62.0 million in cash, subject to customary purchase price adjustments (the "Transaction"). We expect to finance the Transaction with available cash.
Holdings is the owner of all of the issued and outstanding capital stock of The Bargain Barn, Inc., a Tennessee corporation doing business as United Grocery Outlet ("United Grocery Outlet"). United Grocery Outlet operates 40 discount grocery stores across six adjacent states we do not operate in currently (Tennessee, North Carolina, Georgia, Alabama, Kentucky and Virginia) and a company-operated distribution center. With an opportunistic buying model, similar company values and adjacent geographic footprint, we believe United Grocery Outlet will be a strong strategic fit with our business. The transaction is expected to close early in the second quarter of fiscal 2024 and is subject to customary closing conditions. Unless otherwise stated, none of the disclosures in this Report reflect our pending acquisition of United Grocery Outlet.
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
Information about our Executive Officers
The following table sets forth information about our executive officers as of the date of this filing:

Name	Age	Position
Robert J. Sheedy, Jr	49	President and Chief Executive Officer
Charles C. Bracher	51	EVP, Chief Financial Officer
Ramesh Chikkala	59	EVP, Chief Operations Officer
Andrea R. Bortner	61	EVP, Chief Human Resources Officer
Pamela B. Burke	56	EVP, Chief Stores Officer
Luke D. Thompson	51	EVP, General Counsel and Secretary
Steven K. Wilson	59	EVP, Chief Purchasing Officer
Calvin Chung	60	SVP, Chief Store Development Officer
Set forth below is a brief description of the business experience of our executive officers. All of our officers serve at the discretion of our Board of Directors.
Robert J. Sheedy, Jr. has served as our President, Chief Executive Officer and as a director since January 2023. Previously, Mr. Sheedy served as our President from January 2019 to December 2022, as our Chief Merchandise, Marketing & Strategy Officer from April 2017 to December 2018, our Chief Merchandise & Strategy Officer from March 2014 to April 2017 and our Vice President, Strategy from April 2012 to February 2014. Before joining us, Mr. Sheedy served in various roles at Staples Inc., an office supply company, from 2005 to 2012, most recently as its Vice President, Strategy.
Charles C. Bracher has served as our EVP, Chief Financial Officer since August 2012. Before joining us, Mr. Bracher served in various roles at Bare Escentuals, Inc., a mineral cosmetics company, from 2005 to 2012, most recently as Chief Financial Officer. Mr. Bracher began his career in the Investment Banking Division of Goldman, Sachs & Co. As previously reported, on December 8, 2023, Mr. Bracher submitted his resignation, effective March 1, 2024, to pursue another opportunity, and he will serve thereafter as a consultant to the Company to assist in the transition of his role.
Ramesh Chikkala has served as our EVP, Chief Operations Officer since January 2024. Before joining us, Mr. Chikkala served as a senior advisor to the operations, supply chain, and technology practices at A.T. Kearney, Inc., a global management consulting firm, from August 2019 to January 2024. From July 2006 to July 2019, Mr. Chikkala held several roles of increasing responsibility at Walmart Inc., a global omnichannel retailer, including as Senior Vice President, Global Supply Chain (Omnichannel) and Food Manufacturing (April 2013 to July 2019), Senior Vice President, Information Technology (January 2009 to March 2013), and Vice President, Information Technology (July 2006 to December 2008). In addition, he also held senior operations and supply chain roles at retailers including Family Dollar Stores, Inc. (2001 to 2006), Gap, Inc. (1997 to 2001) and Food Lion, LLC (1995 to 1996).
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
Luke D. Thompson has served as our EVP, General Counsel and Secretary since February 2024. Previously, he served as our SVP, General Counsel and Secretary from July 2022 until February 2024. Before joining us, Mr. Thompson served in various roles at Big 5 Sporting Goods, a sporting goods retailer, from 2002 to 2022, most recently as Executive Vice President, General Counsel and Secretary.
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
Calvin Chung has served as our SVP, Chief Store Development Officer since March 2023. Mr. Chung previously served as SVP & Chief Development Officer of Office Depot, a provider of retail consumer and small business products and services, from August 2018 to March 2023, as Senior Vice President, Global Real Estate at Levi Strauss & Co., an international apparel company, from October 2016 to August 2018, and as Vice President, Real Estate Development—Asia at Walmart from February 2013 to October 2016. Prior to Walmart he served as Director of Property Development for Target Corporation.
The Board of Directors intends to appoint Lindsay E. Gray as Interim Chief Financial Officer, effective March 1, 2024, and she will continue to serve as Senior Vice President, Accounting. Ms. Gray will be principal financial officer during her interim service and will continue to be the principal accounting officer. Ms. Gray, age 39, has been our Senior Vice President, Accounting since January 2023. She also served as the Company's Vice President, Corporate Controller from August 2016 to December 2022. Previously, Ms. Gray worked at Beverages & More, Inc. (dba BevMo!), a U.S. specialty beverage retailer, including as Controller from August 2015 to August 2016 and as Director of Financial Reporting from November 2010 to August 2015. In addition, Ms. Gray served as an Audit Senior at Deloitte and Touche LLP from September 2006 to July 2010.

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
As discussed under "Acquisition of United Grocery Outlet" in "Item 1. Business" on February 14, 2024, Grocery Outlet Inc., our wholly owned subsidiary, entered into a stock purchase agreement to acquire United Grocery Outlet. The transaction is expected to close early in the second quarter of fiscal 2024 and is subject to customary closing conditions. Unless otherwise stated, none of the disclosures in this Report reflect our pending acquisition of United Grocery Outlet.
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
•failure to open, relocate or remodel stores on schedule and on budget;
•costs and successful implementation of marketing, advertising and promotions;
•failure to maintain our reputation and the value of our brand, including protecting our intellectual property;
•inability to maintain sufficient levels of cash flow from our operations;
•risks associated with leasing substantial amounts of space;
•failure to properly integrate any acquired businesses;
•natural or man-made disasters, climate change, power outages, major health epidemics, pandemic outbreaks, terrorist acts, global political events or other serious catastrophic events and the concentration of our business operations;
•failure to participate effectively in the growing online retail marketplace;
•unexpected costs and negative effects if we incur losses not covered by our insurance program;
•difficulties associated with labor relations and shortages;
•inability to attract, train and retain highly qualified employees or the loss of key personnel;
•failure to remediate our material weakness in our internal control over financial reporting;
Risks Related to Our Business Environment
•risks associated with economic conditions;
•competition in the retail food industry;
•movement of consumer trends toward private labels and away from name-brand products; risks associated with deploying our own private label brands;
Risks Related to Our IO Model
•inability to attract and retain qualified independent operators ("IOs");
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
Risks Related to our Information Technology Systems, Data Protection and Cybersecurity
•material disruption to our information technology systems;
•failure to maintain the security of information we hold relating to personal information or payment card data of our customers, employees and suppliers;
Risks Related to Legal and Regulatory Risks
•risks associated with products we and our IOs sell;
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
Our supply chain is subject to risks, including distribution and transportation, labor disputes or constraints, union organizing activities, financial liquidity, inclement weather, natural disasters, significant public health and safety events, supply constraints and general economic and political conditions that could limit our suppliers' ability to provide us with quality products. As discussed elsewhere in these risk factors, these risks have in the past delayed or precluded, and may in the future delay or preclude, delivery of product to us on a timely basis or at all.
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
We generally make individual purchase decisions for products that become available, and these purchases may be for large quantities that we may not be able to sell on a timely or cost-effective basis. Some of our products are sourced from suppliers at significantly reduced prices for specific reasons, and we are not always able to purchase specific products on a recurring basis. To the extent that some of our suppliers are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of over-stock and short-dated products available to us could also be materially reduced, making it difficult to deliver products to our customers at attractive prices. Maintaining adequate inventory of quality, name-brand products requires significant attention and monitoring of market trends, local markets and developments with suppliers and our distribution network, and it is not certain that we or our IOs will be effective in inventory management.
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

Our long-term success depends in part on our ability and the ability of the IOs to maintain or increase comparable store sales, and if we are unable to continue to achieve comparable store growth over the long-term, our profitability and performance could be materially adversely impacted.
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
After many years of consecutive growth in comparable store net sales, we had year-over-year declines in fiscal 2021, primarily due to outsized financial performance in fiscal 2020 and continued impacts of the COVID-19 pandemic, including changes in consumer behavior, supplier issues and other related challenges. While fiscal 2022 and 2023 were years of comparable positive sales growth, our comparable store sales growth in future years could be lower than our historical average or our future target for many reasons, many of which we do not significantly control, including general economic conditions that may not favor our model, operational performance (including by the IOs), price inflation or deflation, or changes in response to competitive factors, changes in our existing supplier relationships or our inability to develop new supplier relationships, industry competition (e-commerce), new competitive entrants near our stores, price changes in response to competitive factors, any comparison year or quarter having above-average net sales results, possible supply shortages or other operational disruptions, the number and dollar amount of customer transactions in our stores, our ability to provide product or service offerings that generate new and repeat visits to our stores and the level of customer engagement that we and the IOs provide in our stores. In addition, we may not accurately model cannibalization by our new stores when we open new stores in established markets, which could reduce comparable store sales.
Significant disruption in our distribution network and our timely receipt of inventory has had in recent years, and could continue to have, an adverse impact on our operating performance.
We rely on our distribution, transportation and technology network and systems to provide goods to our distribution centers and stores in a timely and cost-effective manner. Our stores are highly dependent on the successful operations of our distribution, transportation and technology networks, as IOs use these systems to order multiple deliveries per week and many of our products have a limited shelf life from the time of purchase, particularly opportunistic buys and fresh foods. Deliveries to our stores occur from our distribution centers or directly from our suppliers. We use three primary leased distribution centers that we operate and five primary distribution centers operated by third-parties. Any disruption, unanticipated or unusual expense or operational failure related to these processes and systems could affect store operations negatively. For example, during fiscal 2023 we replaced components of our enterprise resource planning system, including our financial ledger, inventory management platform and product data warehouse system. The implementation of these system upgrades resulted in ordering and inventory disruptions beginning in late August 2023, which resulted in reduced net sales and gross margin. Please also see the risk factor below entitled: "Any material challenges or difficulties in maintaining or updating our existing technology, including developing or implementing new technology could have a material adverse effect on our business or results of operations."
We have also experienced ordering and inventory disruptions in recent years related to system issues at our third party distribution centers. If similar circumstances were to occur and persist, they could have a material adverse impact on our operations and our ability to generate sales and earn profits.
In addition, events beyond our control, such as disruptions in operations due to fire, adverse weather conditions or other catastrophic events or labor disagreements, may result in delays in the delivery of merchandise to our stores. While we maintain business interruption and cybersecurity insurance, in the event our distribution centers are shut down for any reason, such insurance may not be sufficient and any related insurance proceeds may not be timely paid to us, and our reputation and customer relationships could still be adversely impacted. Furthermore, there can be no guarantee that we will be able to renew the leases or third-party distribution and transportation contracts, as applicable, on our distribution centers on attractive terms or at all, which may increase our expenses and cause temporary disruptions in our distribution network.
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
A critical differentiator of our business is our ability to offer value to our customers, including offering prices that are substantially below those offered by some of our competitors. We carefully monitor the market prices of our products in order to maintain our price advantage and reputation. Over the past couple years, we have experienced varying levels of inflation, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions caused by the recent economic environment, which we have not been able to fully offset through price increases. Our IOs have experienced increased costs related to labor and utilities, among others. If costs of goods continue to increase and our suppliers seek price increases from us, we may not be able to mitigate such increases and have sometimes, and may continue to, increase our prices, which could deter customer traffic and reduce the number and average basket size of customer transactions. Some of our larger competitors are in a better position to absorb cost increases while maintaining price competitiveness. If our competitors are more competitive on pricing relative to our pricing, we may lose customers and/or need to mark down prices. Our gross margins and profitability also may be adversely impacted by higher supply costs that we cannot fully pass along or if we need to lower product prices due to competition. As a result of our low-price model, the foregoing competitive pressures may reduce our profitability and materially adversely affect our business, financial condition and results of operations.
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
New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening. New stores, particularly those in new markets, build their sales volume, brand recognition and customer base over time and, as a result, for approximately 4-5 years, generally have lower margins and higher operating expenses as a percentage of sales than our more mature stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all. This lack of performance may have a material adverse effect on our financial condition and operating results.
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
We believe that new store growth remains our biggest driver of long-term stockholder value. We opened 28 new stores in fiscal 2023. Our ability to open stores in a timely and successful manner depends in part on the following factors: the availability of attractive store locations (including stores that will not compete significantly with existing stores and that can be reasonably serviced by our distribution network) and rent prices; the costs of construction and the availability of construction labor and materials; the absence of entitlement processes or occupancy delays; the ability to negotiate acceptable lease and development terms; our relationships with current and prospective landlords; the ability to attract potential IOs who are strong entrepreneurs; the ability to secure and manage the inventory necessary for the launch and operation of new stores; the availability of capital funding for expansion; and general economic conditions. Any or all of these factors and conditions could materially adversely affect our growth and profitability.
Our long-term goal is to expand our store base by approximately 10% annually on average over the next several years. However, we cannot assure you that we will be able to consistently (on a year-over-year basis) achieve a high level of new store growth. Over the last few years, planned construction and opening of new stores have been, and may continue to be, negatively impacted due to labor and materials shortages as well as longer lead times in lease execution, site permitting and construction. These challenges impacted our organic new store growth in fiscal 2022 and 2023 and are expected to impact organic growth in fiscal 2024 as well. Additionally, we may expand into neighboring states and regions in the United States and/or engage in acquisitions (such as our pending acquisition of United Grocery Outlet) to meet our growth goals, and such expansion heightens the risks, challenges and uncertainties of development. We may not have the level of cash flow or financing necessary to support our growth strategy. Further, much of our new store growth is in new markets where we do not have the same brand recognition at this time. Our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less efficiently, which in turn could cause deterioration in the financial performance of our existing stores. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores on a timely basis and on budget, our operations, financial condition and operating results would be materially and adversely affected.
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
While we have launched a mobile personalization app in some states and are increasing the rollout to additional states in fiscal 2024, which informs customers of new and top selling items, provides curated product recommendations and tracks savings, we do not maintain a traditional loyalty program for customers, and our competitors may be able to offer their customers promotions or loyalty program incentives that could result in fewer shopping trips to or purchases from our stores. If we are unable to retain the loyalty of our customers, our sales could decrease and we may not be able to grow our store base as planned, which could have a material adverse effect on our business, financial condition and results of operations. Certain of our competitors have established, long-standing, mobile apps and personalized marketing. There can be no assurance that our investment in this area will be repaid.
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
Our cash flow from operations may not provide sufficient capital to support our expanding business and execute our growth strategy, including to pay our lease obligations, build out new stores and distribution centers, remodel our stores, purchase opportunistic inventory, pay employees competitive wages and provide benefits, continue the ongoing modernization, enhancement and maintenance of our information systems, make loans to IOs and further invest in the business. Further, our plans to grow our store base may create cash flow pressure if new locations do not perform as projected.
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
Typically, the largest portion of a store's operating expense that we bear is the cost associated with leasing the location. Our total lease payment obligations for all operating leases in existence as of December 30, 2023 was $132.6 million for fiscal 2024 and $1.4 billion in aggregate for fiscal years 2025 through 2043, and these obligations will increase as we open new stores that are leased. We are also generally responsible for property taxes, insurance and common area maintenance for our leased properties. If we are unable to make the required payments under our leases, the lenders or owners of the relevant leased properties, distribution centers or administrative offices may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under our 2023 Credit Agreement (defined below), which could cause the counterparties under those agreements to accelerate the obligations due thereunder.
The operating leases for our store locations, distribution centers and administrative offices expire at various dates through 2043. When the lease term for our stores expire, we may be unable to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to close stores or to relocate stores within a market on less favorable terms.

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
Although historically we have not consummated material acquisitions, we recently entered into an agreement to purchase United Grocery Outlet and we periodically consider acquisitions and other transactions as part of our long-term business and real estate strategy. If we consummate any such transaction, a failure to integrate such assets and business successfully, could have a material adverse effect on our business and financial statements.
Historically, we have rarely pursued or consummated material acquisitions, investments or joint ventures, although we periodically consider such opportunities as part of our growth strategy to complement our current business by enhancing our customer base, geographic penetration and scale. On February 14, 2024 we entered into a stock purchase agreement to acquire United Grocery Outlet, which includes 40 stores in six adjacent states we do not operate in currently (Tennessee, North Carolina, Georgia, Alabama, Kentucky and Virginia) and a company-operated distribution center. We expect this transaction to close early in the second quarter of fiscal 2024. Finding and assessing a potential growth opportunity and completing a transaction involves extensive due diligence, management time and expense, all of which diverts management's attention and liquidity that could be applied to our existing core business.
Furthermore, the success of any acquisition, including our pending acquisition of United Grocery Outlet, is dependent, in part, on our ability to realize the expected benefits from the integration of the acquired businesses or assets. We may incur unexpected liabilities or make incorrect estimates regarding the planned accounting for acquisitions, such as the need to record non-recurring charges or write-off of significant amounts of goodwill or other assets that could adversely affect our results of operations, and we could have unexpected challenges due to the limitations of our due diligence process or contractual provisions. Further, the integration of acquired businesses is a complex, costly and time-consuming process that requires significant management attention and resources. It is possible that the integration process could result in the loss of key employees, the disruption of our operations, inconsistencies in and incompatibility of information technology and accounting systems, as well as other compliance standards, controls, procedures and policies, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition, additional litigation, compliance or regulatory risk (including post-closing disputes with the transaction parties), the diversion of management’s attention to integration matters and difficulties in the assimilation of employees and corporate cultures. We also may be unable to maintain relationships with customers and partners of the acquired entities, or such transaction could harm our existing business relationships. Further, the historical business model and strategy of the acquired business and the Company may be materially different, and therefore there may be heightened risks to operating the acquired business prior to integration, or to the extent certain operations and strategy are not integrated. Given our limited history in consummating such transactions, the foregoing risks may be heightened due to our lack of experience in integrating similar businesses.
In addition, for significant transactions, we may expect to incur additional debt, assume contingent liabilities, issue equity and/or increase capital expenditures, which may increase leverage risks, result in dilution or reduce capital available for other investments in ongoing operations.
Further, we believe that our success depends, in substantial part, on our ability to continue to maintain and enhance our brand. If any acquisition or investment dilutes or otherwise adversely affects our existing brand, causes brand confusion or impairs our ability to enhance our brand, our business, financial condition, and results of operations could be adversely impacted.
Natural or man-made disasters, climate change, power outages, major health epidemics, pandemics, terrorist acts, political events and other serious catastrophic events could disrupt our business, may expose us to unexpected costs and negatively affect our financial performance. The current concentration of our stores creates an exposure to local or regional impacts of such events and local economic downturns.
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
As of December 30, 2023, we operated 267 stores and distributed product from four distribution centers in California in addition to having our administrative offices in California, making California our largest market, representing 57% of our total stores. As a result, our business is currently more susceptible to any unforeseen events or circumstances of the types described above that negatively affect these areas as well as regional conditions, economic downturns or disruptions, such as changes in demographics, population and employee bases, wage increases, property tax increases, and changes in economic conditions, than the operations of more geographically diversified competitors. For example, there have been significant fires across the west coast of the United States over the last several years, causing a number of stores to be closed as well as suffer inventory losses related to power outages and evacuations. In 2018, our store in Paradise, California, burned down entirely. The frequency and severity of wildfires may increase in the future due to climate change.
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
Furthermore, the long-term impacts of climate change are expected to be widespread and unpredictable. Climate change poses both physical risks (posed by extreme weather conditions, drought, and/or rising sea levels), and transition risks (posed by regulatory changes or reputational risks). These factors could, among other negative consequences, increase our energy costs, damage our stores or distribution centers, disrupt our supply chain, negatively impact our workforce or reputation, and increase compliance and technology costs. Any of these occurrences may disrupt our business and materially adversely affect our financial condition and results of operations and the occurrence of any of these events in a region where our stores or other operations are concentrated may increase the impact of such disruption and adverse effect.
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
Certain types of events, such as earthquakes or wildfires, may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. Our retail stores located in California, and the inventory in those stores, are not currently insured against losses due to earthquakes. We have experienced significant challenges in renewing the insurance policies for our stores and insurers have incurred substantial losses related to property claims from fires, floods and other catastrophic events and are significantly increasing policy premiums, increasing their requirements around building engineering standards or cutting back capacity for coverage offerings to layered/quota share. For example, there have been significant fires across the west coast of the United States over the last several years. In 2018, our store in Paradise, California, burned down entirely and we have also suffered inventory losses related to power outages and evacuations due to fires. These risks may be exacerbated in the future due to climate change. To offset negative insurance market trends, we may elect to increase our self-insurance coverage, accept higher deductibles or reduce the amount of coverage.
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
If we or our IOs are unable to attract, train and retain qualified employees, our financial performance may be negatively affected. Additionally, our success depends in part on our executive officers and other key personnel.
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
Additionally, we believe that our success depends to a significant extent on the skills, experience and efforts of our executive officers and other key personnel. Due to the uniqueness of our model, the unexpected loss of services of any of our executive officers or other key personnel could have a material adverse effect on our business and operations. In December 2022, our then Chief Executive Officer transitioned to the role of Chairman of the Board, and effective March 1, 2024, our Chief Financial Officer will be departing to pursue another opportunity. There can be no assurance that our executive succession planning, retention or hiring efforts will be successful. Competition for skilled and experienced management in our industry is intense, and we may not be successful in attracting and retaining qualified personnel. We do not maintain key person insurance on any of our key personnel.
Difficulties associated with the replacement of components of our enterprise resource planning system caused a material weakness our internal control over financial reporting. If we are unable to remediate the material weakness in our internal control over financial reporting or if we experience other material weaknesses, it may negatively impact our ability to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.
As disclosed in "Item 9A. Controls and Procedures" of this Annual Report on Form 10-K, in connection with the preparation of financial statements for fiscal 2023, management determined that we had a material weakness in our internal control over financial reporting pertaining to certain information technology general computer controls that were insufficient during the replacement of components of our enterprise resource planning system in late August 2023, which led to a significant increase in the volume of transactions across user access, program change management, and IT operations for which our existing controls were not designed to address. Our remediation efforts began during the fiscal quarter ended December 30, 2023 and are expected to be completed during the current fiscal year ending December 28, 2024. We cannot assure that the measures we have taken to date and may take in the future will be sufficient to remediate the control deficiencies that led to our material weakness or that we will prevent or avoid potential future material weaknesses. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, our obligations under our debt instruments or result in material omissions or misstatements in our financial statements. Any material weakness (including the material weakness referenced above) and our failure to remediate such material weakness could have a material adverse effect on our business and financial statements, as well as our reputation and reduce our stock price. Additionally, material weaknesses could result in litigation or regulatory actions by the SEC or other regulatory authorities or other disputes involving federal and state securities laws, loss of investor confidence, and diversion of financial and management resources from the operation of our business.

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
General conditions in the United States and global economy that are beyond our control may materially adversely affect our business and financial performance. While we have not previously been materially adversely affected by periods of decreased consumer spending, any factor that could materially adversely affect the disposable income of our customers could decrease our customers' spending and number of trips to our stores, which could result in lower sales, increased markdowns on products, a reduction in profitability due to lower margins and may require increased selling and promotional expenses. These factors include but are not limited to unemployment, minimum wages, significant public health and safety events, inflation and deflation, the threat, outbreak or escalation of terrorism, military conflicts, or other hostilities and related international sanctions (such as the ongoing Russia-Ukraine or Middle East conflicts), trade wars and interest and tax rates.
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
If consumer trends move toward private label and away from name-brand products, our competitive position in the market may weaken. Additionally, our private label brands may not be successful and may increase certain risks that we face.
Our business model has traditionally relied on the sale of name-brand products at meaningful discounts to drive frequent store visits and net sales. Consumer acceptance of, and even preference for, private label products has been increasing, however, and a trend away from name-brand products could weaken our competitive position in the market. Private label products tend to be lower priced than name-brand products and, as a result, we may have more difficulty competing against private label products on the basis of price. While we have started to invest in developing and selling our own private labels, there can be no assurance that the performance of any such private label products would be sufficient to offset the potential decreased sales of name-brand products. In addition, as we invest in and deploy our private label products, we are subjected to various new risks and regulations including product liability claims, claims related to product labeling, claims related to rights of third parties and other risks associated with entities that source, sell and market exclusive private label offerings for retailers. Any failure to appropriately address some or all of these risks could have a material adverse effect on our sales, business, results of operations and financial condition.

Risks Related to Our IO Model
If we are unable to attract and retain qualified IOs, our financial performance may be negatively affected.
Our future growth and performance depend on our ability to attract, develop and retain qualified IOs who can effectively and efficiently run stores, understand and appreciate our culture and are able to represent our brand effectively, in particular because the vast majority of our IOs operate a single store. A material decrease in profitability of the IOs may make it more difficult for us to attract and retain qualified IOs. Our relationship with the IOs is an important part of our business. To alleviate the disruption caused by our system upgrades, we elected to provide incremental commission support to IOs beginning in the third quarter of fiscal 2023 and extending into the first quarter of fiscal 2024.
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
We extend financing to IOs for their initial startup costs in the form of notes payable to us that bear interest at rates between 5.50% and 9.95%. There can be no assurance that any IO, will achieve long-term store volumes or profitability that will allow them to repay any amounts due nor is there any assurance that any IO will be able to repay amounts due through other means.
The outstanding aggregate balance of notes receivable from IOs has increased over time as we have accelerated new store growth combined with increases to initial IO capital and working capital requirements. This balance may continue to increase as we open new stores. There were $41.1 million and $37.5 million of notes to IOs outstanding as of December 30, 2023 and December 31, 2022, respectively, with allowances of $11.2 million and $13.2 million as of December 30, 2023 and December 31, 2022, respectively.
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

Risks Related to Our Information Technology Systems, Data Protection and Cybersecurity
Any material challenges or difficulties in maintaining or updating our existing technology, including developing or implementing new technology could have a material adverse effect on our business or results of operations.
We modify, update and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to global systems; integrating new service providers; and adding enhanced or new functionality, such as cloud computing technologies. In late August 2023, we replaced components of our enterprise resource planning system, including our financial ledger, inventory management platform and product data warehouse system. The implementation of these system upgrades resulted in more than anticipated ordering and inventory disruptions during the remainder of fiscal 2023. These disruptions are estimated to have negatively impacted comparable store sales by approximately 90 basis points and gross margin by 50 basis points in fiscal 2023. These implementation issues also contributed to our material weakness in our internal control over financial reporting, as discussed in "Item 9A. Controls and Procedures" of this Annual Report on Form 10-K. If we experience ongoing disruptions with these updates and/or are unable to remediate our material weakness in the future, such events could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.
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
Moreover, an employee, contractor or third party with whom we work or to whom we outsource business operations may fail to monitor their or our systems effectively, may fail to maintain appropriate safeguards, may misuse the personal and/or confidential information to which they have access, may attempt to circumvent our security measures, may purposefully or inadvertently allow unauthorized access to our or their systems or to personal and/or confidential information or may otherwise disrupt our business operations. We and our customers could suffer harm if valuable business data or employee, customer and other proprietary information were corrupted, lost or accessed or misappropriated by third parties due to a security failure in our systems or those of our suppliers or service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers and suppliers, result in unwanted media attention and lost sales and expose us to risks of litigation and liability. In addition, as a result of recent security breaches and ransomware attacks at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which were material in fiscal 2023. As a result, we have incurred significant costs and will continue to incur such costs to monitor and safeguard our systems. We may incur significant costs if there is an unauthorized disclosure of personal information and we may not be able to comply with new regulations.
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
As discussed under "Regulations" in "Item 1. Business", we and the IOs are subject to regulation by various federal agencies. If our products do not meet applicable safety standards or our customers' expectations regarding safety, we could experience lost sales, increased costs, litigation or reputational harm. Any lost confidence on the part of our customers would be difficult and costly to reestablish. Issues regarding the quality or safety of any food items sold by us, regardless of the cause, could have a substantial and adverse effect on our sales and operating results, as well as our reputation.
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
Approximately 11% of sales in fiscal 2023 were in the form of EBT payments and a substantial portion of these payments may be related to benefits associated with the Supplemental Nutritional Assistance Program ("SNAP"). Accordingly, changes in EBT regulations by the U.S. Department of Agriculture or in SNAP benefits by Congress could adversely affect our financial performance. The registration and ongoing compliance requirements for SNAP participation are fairly complex and each of the IOs holds their registration under the name of their business entity and is responsible for ensuring their employees consistently comply with all SNAP rules. Failure to comply can result in de-registration by USDA which, for stores located in areas with high percentages of SNAP customers, can have a significant negative financial impact.
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
We entered into a new Credit Agreement on February 21, 2023 (the "2023 Credit Agreement") under which we have a significant amount of indebtedness. The 2023 Credit Agreement provides for senior secured credit facilities consisting of (i) a senior secured term loan facility of $300.0 million, of which $294.4 million was outstanding as of December 30, 2023, and (ii) a senior secured revolving credit facility of $400.0 million, under which we had $395.8 million of availability after giving effect to outstanding letters of credit.
In addition, subject to limited restrictions in our 2023 Credit Agreement, we may be able to incur substantial additional debt in the future.
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
Furthermore, all of our debt under our 2023 Credit Agreement bears interest at variable rates. If these rates were to increase significantly, as they did in fiscal 2022, whether because of an increase in market interest rates or otherwise, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.
Restrictive covenants in our 2023 Credit Agreement may restrict our ability to pursue our business strategies, and failure to comply with any of these restrictions could result in acceleration of our debt.
The operating and financial restrictions and covenants in our 2023 Credit Agreement may materially adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Such restrictions and covenants limit our ability, among other things, to:
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
•enter into certain transactions with our affiliates; and
•designate our subsidiary as an unrestricted subsidiary.

A breach of any of these covenants could result in a default under our 2023 Credit Agreement. Upon the occurrence of an event of default under our 2023 Credit Agreement, the lenders could elect to declare all amounts outstanding under our 2023 Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, these lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral to secure our 2023 Credit Agreement. Our future operating results may not be sufficient to enable compliance with the financial performance covenants in our 2023 Credit Agreement, and we may not have sufficient assets to repay amounts outstanding under our 2023 Credit Agreement. In addition, in the event of an acceleration of our debt upon a default, we may not have or be able to obtain sufficient funds to make any accelerated payments.
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
In addition, an increasing number of states and local jurisdictions are considering or have adopted laws that impose new tax measures, including revenue-based taxes and other tax measures. Should similar tax measures succeed in other jurisdictions in which we operate, we expect that our operating expenses will increase.
As of December 30, 2023, we had tax-effected Federal and State net operating loss deferred tax assets of $30.4 million and $1.4 million, respectively. Our ability to use our deferred tax assets is dependent on our ability to generate future earnings within the operating loss carry-forward periods. The $30.4 million tax effected Federal deferred tax asset does not expire and will carryforward indefinitely. The tax effected State deferred tax assets of $1.4 million will expire beginning in 2029. Some or all of our deferred tax asset could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Furthermore, we are required by accounting rules to periodically assess our deferred tax assets for a valuation allowance, if necessary. In performing these assessments, we use our historical financial performance to determine whether we have potential valuation allowance concerns and as evidence to support our assumptions about future financial performance. A significant decline in our financial performance could negatively affect the results of our assessments of the recoverability of our deferred tax assets. A valuation allowance against our deferred tax assets could be material and could have a material adverse impact on our financial condition and results of operations.
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
During fiscal 2023, our common stock has traded at prices as low as $25.71 and as high as $36.54. The market price volatility of our common stock may continue due to fluctuations in our quarterly operating results or in response to other factors (regardless of our actual operating performance) included in this Risk Factors section and due to the following:
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
Furthermore, we currently do not expect to declare any dividends on our common stock in the foreseeable future. In addition, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiary, including restrictions under our Credit Agreement, and may be further restricted by the terms of any future debt or preferred securities. Your only opportunity to achieve a return on your investment currently is if the price of our common stock appreciates.
Future sales, or the perception of future sales, by us or our existing significant stockholders in the public market could cause the market price for our common stock to decline.
Future sales of shares of our common stock by our existing significant stockholders in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock and might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Assessing, identifying and managing data security, privacy and cybersecurity related risks are integrated into our overall enterprise risk management ("ERM") process, which considers all strategic, operational, compliance and financial risks across the organization. Our ERM process is conducted on an annual basis by our internal audit team through feedback from senior management, certain functional leaders and certain Board members. Risks are categorized as low, medium and high risks based on a quantitative and qualitative evaluation of how each risk could impact the Company's operations, current objectives and long-term strategies. Each high risk is assigned to a member of senior management as the risk owner and the Board or a Board Committee for oversight, with the risk owner developing a risk mitigation plan that is tracked to completion. Low and medium risks are subject to various levels of internal monitoring. The annual risk assessment is reviewed with the Audit and Risk Committee and the Board of Directors.
Our Audit and Risk Committee is responsible for the oversight of data security, privacy and cybersecurity related risks. Our CIO has a Bachelor of Science in Computer Engineering and over 26 years of experience in senior leadership privacy, information technology and cybersecurity oversight roles, including within the grocery retail industry. Our CIO reports to our Chief Operations Officer who also has decades of information technology experience, including with retailers such as Walmart, Inc., Family Dollar Stores, Inc. and Gap, Inc. Under the direction of our information technology department, we have implemented policies and controls in line with the requirements of the International Organization for Standardization and have assessed our cybersecurity maturity levels against the National Institute of Standards and Technology framework to set appropriate standards and guidelines. We monitor and remediate threats through our managed detection and response, and our vulnerability management programs. We provide regular employee communications and mandatory training, periodically review our incident response and breach notification plan, and leverage third-party expertise for testing, assessments and improvements. We have an onboarding and periodic security review process of all third party vendors who have or will have access to our confidential information. We also have established business continuity disaster recovery plans that are designed to limit downtime and data loss in the event of a security breach.
As we have increased our remote workforce in recent years, the Audit and Risk Committee and management have focused on enhancing the security of remote access with trusted devices, endpoint security controls and infrastructure resiliency. As part of this process, we enhanced our security incident response procedures to address risks specific to remote working conditions. We continue to monitor and take reasonable actions intended to improve our security posture with process improvement, testing, simulation training and investments where necessary and appropriate for our company.
We have a written incident response plan that is implemented by our cybersecurity incident response team, comprised of members of our information security, legal, human resources, finance and communications teams, and whose function is to respond to any such incident, define and seek to control the extent of the incident, assess and take reasonable actions intended to remediate any damage caused, and implement measures designed to prevent future reoccurrences. The materiality of any cybersecurity incident is evaluated by senior management, including the legal and finance departments, and, in certain circumstances by our third-party advisors. We periodically perform simulations (referred to as tabletop exercises) at a management level with external resources and advisors.
We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our results of operations or financial condition, in fiscal 2023 and recent years, we have, from time to time, experienced threats to and attempted breaches of our data and systems, including malware and computer virus attacks. In the future, we may not be successful in preventing or mitigating a cybersecurity incident that could ultimately have a material adverse effect on our business, operations and financial performance. We carry cyber risk insurance that provides protection against a breach or other data security incident, but such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. For more information about the cybersecurity risks we face, see the risk factors under the heading entitled "Risks Related to our Information Technology Systems, Data Protection and Cybersecurity" in "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
As of December 30, 2023, we leased 467 of our 468 stores and each of our self-operated distribution centers and warehouse facilities. The one remaining store was owned by an IO. Our stores are located in California (267), Washington (72), Oregon (61), Pennsylvania (31), Idaho (13), Nevada (11), Maryland (8), New Jersey (4) and Ohio (1). Our initial lease terms for store locations are typically ten years with options to renew for two or three successive five-year periods. Our corporate headquarters, located in Emeryville, California, is leased under an agreement that expires in 2028, with an option to renew for a five-year period. Our three self-operated primary distribution centers range from approximately 100,000 square feet to approximately 400,000 square feet. Including options to renew, our primary distribution centers have leases expiring between 2026 and 2035.
We believe that our corporate and distribution center facilities are in good operating condition and adequate to support the current needs of our business. We intend to continue to invest in our distribution and logistics infrastructure in order to support our anticipated store growth over the long term, including as we enter new geographies.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be party to litigation that arises in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows, and no material legal proceedings were terminated, settled or otherwise resolved during the 13 weeks ended December 30, 2023.
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
Stockholders
American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. As of February 22, 2024, there were 10 stockholders of record of our common stock. A substantially greater number of stockholders are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations, to finance the growth and development of our business and to reduce our net debt. Any determination to declare dividends in the future will be at the discretion of our Board of Directors, subject to applicable laws, and will be dependent on a number of factors, including our earnings, capital requirements and overall financial condition. In addition, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiary. Further, our ability to pay dividends on our common stock is subject to restrictions under our 2023 Credit Agreement, and may be further restricted by the terms of any future debt or preferred securities. See NOTE 6— Long-term Debt to our Consolidated Financial Statements for additional information about our 2023 Credit Agreement.
Stock Performance Graph
The following graph shows a comparison of cumulative total return (equal to stock appreciation plus dividends) from June 20, 2019 (the date our common stock began trading on the NASDAQ Global Select Market) through December 30, 2023 for:
•Grocery Outlet Holding Corp.
•Nasdaq Global Market Composite Index
•Nasdaq US Benchmark Retailers Index

	6/20/2019	12/28/2019	1/2/2021	1/1/2022	12/31/2022	12/30/2023
Grocery Outlet Holding Corp.	$100.00	$117.40	$137.67	$99.19	$102.39	$94.56
Nasdaq Global Market Composite Index	$100.00	$107.91	$170.37	$142.69	$67.69	$66.29
Nasdaq US Benchmark Retailers Index	$100.00	$112.61	$167.61	$194.52	$133.28	$182.93
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
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table sets forth information on our share repurchase program activity during the fourth quarter of fiscal 2023 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2023—October 28, 2023	69,554	$26.75	69,554	$91,422
October 29, 2023—November 25, 2023	27,939	26.93	27,939	90,671
November 26, 2023—December 30, 2023	34,161	26.97	34,161	89,751
Total fourth quarter	131,654	$26.84	131,654
_______________________
(1)Includes commissions for the shares repurchased under the share repurchase program.
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
For discussion related to the results of operations and changes in financial condition for fiscal 2022 compared to fiscal 2021 refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to fiscal 2023, fiscal 2022, and fiscal 2021 refer to the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively. Our 2023, 2022 and 2021 fiscal years all consisted of 52 weeks.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiary unless otherwise indicated or the context requires otherwise.
OVERVIEW
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators ("IOs") run our stores and create a neighborhood feel through personalized customer service and a localized product offering. As of December 30, 2023, we had 468 stores in California, Washington, Oregon, Pennsylvania, Idaho, Nevada, Maryland, New Jersey and Ohio.
Macroeconomic Conditions and Recent Developments
Over the past several years, and to a lesser extent recently, our business has been and continues to be impacted by macroeconomic conditions including supply chain and labor challenges, inflation and subsequent disinflation, and changes in consumer behavior, and our IOs have been impacted by staffing challenges, increased labor costs and utility costs within their businesses. Furthermore, planned construction and opening of new stores has been, and may continue to be, negatively impacted due to both increased lead times to acquire materials, obtain permits and licenses as well as higher construction and development related costs, causing our new store growth in fiscal 2022 and 2023 to be below our long-term strategic goal of 10% annualized store growth on average. The extent of the continuing impact of these factors on our operational and financial performance will depend on many factors, including certain factors outside of our control.
Our new store growth efforts for fiscal 2024 and beyond are focused on organic growth and new real estate opportunities that align with our long-term geographic expansion and store growth strategies. Complementary growth opportunities may include expanding strategic relationships with large property owners, evaluating acquisitions of opportunistic real estate that become available through consolidation in the retail sector, and exploring strategic regional acquisitions of operating businesses. On February 14, 2024 we entered into a stock purchase agreement to acquire United Grocery Outlet, which includes 40 stores in six adjacent states we do not operate in currently (Tennessee, North Carolina, Georgia, Alabama, Kentucky and Virginia) and a company-operated distribution center. We expect this transaction to close early in the second quarter of fiscal 2024. In addition to the newly acquired United Grocery Outlet stores, we plan to open approximately 15 to 20 stores in existing markets in fiscal 2024, for a planned total of 55 to 60 net new stores in fiscal 2024.
In late August 2023, we replaced components of our enterprise resource planning system, including our financial ledger, inventory management platform and product data warehouse system. The implementation of these system upgrades resulted in disruption to our business operations, including ordering and inventory disruptions, which impacted our results of operations during the remainder of fiscal 2023, as more fully described below in “Comparison of fiscal 2023 to fiscal 2022." Some of these disruptions are still ongoing as of the date of this filing and are expected to negatively impact the first quarter of fiscal 2024 results.
For additional information regarding the risks related to our business and operations, see "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

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
Fiscal 2023 Overview
Key financial and operating performance results for our fiscal 2023 compared to our fiscal 2022 were as follows:
•Net sales increased 10.9% to $3.97 billion for fiscal 2023 from $3.58 billion for fiscal 2022.
•Comparable store sales increased by 7.5% in fiscal 2023, driven by a 8.3% increase in the number of transactions partially offset by a 0.8% decrease in average transaction size.
•Gross margin increased by 80 basis points to 31.3%, compared to gross margin of 30.5% for fiscal 2022.
•In late August, we implemented new technology platforms and, as a result, experienced disruptions which are estimated to have negatively impacted comparable store sales by approximately 90 basis points and gross margin by 50 basis points in fiscal 2023.
•We opened 28 new stores and closed one, ending fiscal 2023 with 468 stores in nine states.
•Net income increased 22.1% to $79.4 million, or $0.79 per diluted share for fiscal 2023, compared to net income of $65.1 million, or $0.65 per diluted share, for fiscal 2022.
•Adjusted EBITDA(1) increased 17.7% to $252.6 million for fiscal 2023 compared to $214.7 million for fiscal 2022.
•Adjusted net income(1) increased 15.2% to $108.1 million, or $1.07 per adjusted diluted share(1) for fiscal 2023 compared to $93.9 million, or $0.94 per adjusted diluted share, for fiscal 2022.
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
Cost of Sales, Gross Profit and Gross Margin
Cost of sales includes, among other things, merchandise costs, inventory markdowns, inventory losses, transportation costs and distribution and warehousing costs, including depreciation. Gross profit is equal to our net sales less our cost of sales. Gross margin is gross profit as a percentage of our net sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is impacted by product mix and availability, as some products generally provide higher gross margins, and by our merchandise costs, which can vary. Gross margin is also impacted by the costs of distributing and transporting product to our stores, which can vary. Our gross profit is variable in nature and generally follows changes in net sales. While our disciplined buying approach has produced consistent gross margins throughout economic cycles, which we believe has helped to mitigate adverse impacts on gross profit and results of operations, changes in consumer demand as a result of macroeconomic conditions, including inflationary cost increases for goods, labor and transportation, supply chain constraints and changes in discretionary income, have resulted and could continue to result in higher variability to our gross margins. The components of our cost of sales, as well as our gross profit and gross margin, may not be comparable to the same or similar measures of our competitors and other retailers.
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
In the first quarter of fiscal 2023, in order to enhance the comparability of our results with our peers, we updated our presentation of the consolidated statements of operations and comprehensive income to include depreciation and amortization expenses and share-based compensation expenses within selling, general and administrative expenses. Prior period amounts have been reclassified to conform to current period presentation. The reclassification of these items had no impact on net income, earnings per share, or retained earnings in the current or prior periods.
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

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	$3,969,453	$3,578,101	$3,079,582
Cost of sales	2,727,774	2,486,002	2,130,796
Gross profit	1,241,679	1,092,099	948,786
Selling, general and administrative expenses	1,115,897	997,109	859,691
Operating income	125,782	94,990	89,095
Other expenses (income):
Interest expense, net	16,361	17,967	15,564
Gain on insurance recoveries	—	—	(3,970)
Loss on debt extinguishment and modification	5,340	1,274	—
Total other expenses (income)	21,701	19,241	11,594
Income before income taxes	104,081	75,749	77,501
Income tax expense	24,644	10,697	15,191
Net income and comprehensive income	$79,437	$65,052	$62,310

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Percentage of net sales (1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.7%	69.5%	69.2%
Gross profit	31.3%	30.5%	30.8%
Selling, general and administrative expenses	28.1%	27.9%	27.9%
Operating income	3.2%	2.7%	2.9%
Other expenses (income):
Interest expense, net	0.4%	0.5%	0.5%
Gain on insurance recoveries	—%	—%	(0.1)%
Loss on debt extinguishment and modification	0.1%	—%	—%
Total other expenses (income)	0.5%	0.5%	0.4%
Income before income taxes	2.6%	2.1%	2.5%
Income tax expense	0.6%	0.3%	0.5%
Net income and comprehensive income	2.0%	1.8%	2.0%
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
We define EBITDA as net income before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense, loss on debt extinguishment and modification, asset impairment and gain or loss on disposition, acquisition costs and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for costs related to amortization of purchase accounting assets and deferred financing costs, tax adjustment to normalize the effective tax rate, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted average shares outstanding. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP measures through the use of various GAAP measures. In the future, we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive our non-GAAP measures.
The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Other Financial and Operations Data
Number of new stores	28	27	36
Number of stores open at end of period	468	441	415
Comparable store sales increase (decrease) (1)	7.5%	11.8%	(6.0)%
EBITDA (2)	$208,424	$171,967	$164,189
Adjusted EBITDA (2)	$252,621	$214,682	$182,892
Adjusted net income (2)	$108,113	$93,858	$78,588
_______________________
(1)Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following the store's opening, which is when we believe comparability is achieved.
(2)See "—GAAP to Non-GAAP Reconciliations" section below for the applicable reconciliations.
GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to adjusted net income, and our GAAP earnings per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net income	$79,437	$65,052	$62,310
Interest expense, net	16,361	17,967	15,564
Income tax expense	24,644	10,697	15,191
Depreciation and amortization expenses	87,982	78,251	71,124
EBITDA	208,424	171,967	164,189
Share-based compensation expenses (1)	31,091	32,556	17,615
Loss on debt extinguishment and modification (2)	5,340	1,274	—
Asset impairment and gain or loss on disposition (3)	485	1,176	1,241
Acquisition costs (4)	459	—	—
Other (5)	6,822	7,709	(153)
Adjusted EBITDA	$252,621	$214,682	$182,892

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net income	$79,437	$65,052	$62,310
Share-based compensation expenses (1)	31,091	32,556	17,615
Loss on debt extinguishment and modification (2)	5,340	1,274	—
Asset impairment and gain or loss on disposition (3)	485	1,176	1,241
Acquisition costs (4)	459	—	—
Other (5)	6,822	7,709	(153)
Amortization of purchase accounting assets and deferred financing costs (6)	5,838	10,877	11,821
Tax adjustment to normalize effective tax rate (7)	(6,423)	(10,084)	(5,928)
Tax effect of total adjustments (8)	(14,936)	(14,702)	(8,318)
Adjusted net income	$108,113	$93,858	$78,588

GAAP earnings per share
Basic	$0.80	$0.67	$0.65
Diluted	$0.79	$0.65	$0.63
Adjusted earnings per share
Basic	$1.10	$0.97	$0.82
Diluted	$1.07	$0.94	$0.79
Weighted average shares outstanding
Basic	98,709	96,812	95,725
Diluted	100,831	100,162	99,418
___________________________
(1)Includes non-cash share-based compensation expense and less than $0.1 million, $0.1 million, and $0.2 million of cash dividends paid in fiscal 2023, 2022, and 2021 respectively, on vested share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016.
(2)Represents the write-off of debt issuance costs and debt discounts as well as debt modification costs related to refinancing and/or repayment of our credit facilities. See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.
(3)Represents asset impairment charges and gains or losses on dispositions of assets.
(4)Represents costs related to the acquisition of United Grocery Outlet, including due diligence, legal, and other consulting expenses.
(5)Represents other non-recurring, non-cash or non-operational items, such as technology upgrade implementation costs, strategic project costs, costs related to employer payroll taxes associated with equity awards, legal settlements and other legal expenses, store closing costs, certain personnel-related costs and miscellaneous costs.
(6)Represents the amortization of debt issuance costs as well as the incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, which included trademarks, customer lists, and below-market leases.
(7)Represents adjustments to normalize the effective tax rate for the impact of unusual or infrequent tax items that we do not consider in our evaluation of ongoing performance, including excess tax expenses or benefits related to stock option exercises and vesting of restricted stock units that are recorded in earnings as discrete items in the reporting period in which they occur.
(8)Represents the tax effect of the total adjustments. We calculate the tax effect of the total adjustments on a discrete basis excluding any non-recurring and unusual tax items.

Comparison of fiscal 2023 to fiscal 2022 (amounts in thousands, except percentages)
Net Sales

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Net sales	$3,969,453	$3,578,101	$391,352	10.9%
The increase in net sales for fiscal 2023 compared to fiscal 2022 was primarily attributable to an increase in comparable store sales as well as non-comparable store net sales growth primarily from the 27 net new stores opened during fiscal 2023, partially offset by disruptions related to our aforementioned system upgrades.
Comparable store sales increased 7.5% for fiscal 2023 compared to fiscal 2022. The increase was driven by an 8.3% increase in the number of transactions combined with a 0.8% decrease in average transaction size.
Cost of Sales

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Cost of sales	$2,727,774	$2,486,002	$241,772	9.7%
% of net sales	68.7%	69.5%
The increase in cost of sales for fiscal 2023 compared to fiscal 2022 was primarily the result of an increase in comparable store sales combined with non-comparable sales from 27 net new stores opened during fiscal 2023.
Costs as a percentage of net sales decreased for fiscal 2023 compared to fiscal 2022 primarily due to our changing assortment along with generally strong purchasing and inventory management in fiscal 2023, partially offset by the late third quarter and fourth quarter of fiscal 2023 impacts related to our system upgrades.
Gross Profit and Gross Margin

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Gross profit	$1,241,679	$1,092,099	$149,580	13.7%
Gross margin	31.3%	30.5%
The increase in gross profit for fiscal 2023 compared to fiscal 2022 was primarily the result of an increase in comparable store sales combined with non-comparable sales from 27 net new stores opened during fiscal 2023, partially offset by the late third quarter and fourth quarter of fiscal 2023 impacts related to our system upgrades.
Gross margin increased for fiscal 2023 compared to fiscal 2022 primarily due to our changing assortment along with generally strong purchasing and inventory management during fiscal 2023, partially offset by impacts related to our system upgrades.
Selling, General and Administrative Expenses

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change
SG&A	$1,115,897	$997,109	$118,788	11.9%
% of net sales	28.1%	27.9%
The increase in SG&A for fiscal 2023 compared to fiscal 2022 was driven by $98.0 million in higher store-related expenses and $20.8 million in higher corporate-related expenses. Store-related expenses primarily increased as a result of higher commission payments to IOs, reflecting gross profit growth together with incremental support we elected to provide to our IOs in connection with our system upgrades, as well as higher store occupancy costs due to 27 net new stores opened during 2023, partially offset by the recognition of e-commerce vendor obligations. Corporate-related expenses increased largely due to increased personnel and professional service costs to support the continued growth of the business as well as increased corporate-related depreciation and amortization expense driven by investments in general and administrative infrastructure.
As a percentage of net sales, SG&A increased slightly for fiscal 2023 compared to fiscal 2022 primarily due to the aforementioned factors.
Interest Expense, net

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Interest expense, net	$16,361	$17,967	$(1,606)	(8.9)%
% of net sales	0.4%	0.5%
The decrease in net interest expense for fiscal 2023 compared to fiscal 2022 was primarily driven by increased interest income from IO notes and cash and cash equivalents as well as $2.1 million in capitalized interest in fiscal 2023, partially offset by increased interest expense on loans. The increased interest expense on loans was due to increases in the effective borrowing rate on loans, partially offset by a decrease in principal debt outstanding over fiscal 2023.
See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.
Loss on Debt Extinguishment and Modification

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Loss on debt extinguishment and modification	$5,340	$1,274	$4,066	319.2%
% of net sales	0.1%	—%
During fiscal 2023, we recorded a $5.3 million loss on debt extinguishment related to the payoff of $385.0 million of principal on the senior term loan outstanding under our prior credit facilities. During fiscal 2022, we recorded a $1.3 million loss on debt extinguishment related to the prepayment of $75.0 million of principal on the senior term loan outstanding under our prior credit facilities.
See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.
Income Tax Expense

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Income tax expense	$24,644	$10,697	$13,947	130.4%
% of net sales	0.6%	0.3%
Effective tax rate	23.7%	14.1%
The increase in income tax expense for fiscal 2023 compared to fiscal 2022 was primarily driven by higher pre-tax income.
The increase in our effective income tax rate for fiscal 2023 compared to fiscal 2022 was primarily driven by lower excess tax benefits related to the exercise of stock options as well as non-deductible executive compensation under Internal Revenue Code Section 162(m) during fiscal 2023, which was not applicable during fiscal 2022.
See NOTE 10—Income Taxes to our Consolidated Financial Statements for additional information.

Net Income

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Net income	$79,437	$65,052	$14,385	22.1%
% of net sales	2.0%	1.8%
As a result of the foregoing factors, net income increased in fiscal 2023 compared to fiscal 2022.
Adjusted EBITDA

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Adjusted EBITDA	$252,621	$214,682	$37,939	17.7%
The increase in adjusted EBITDA for fiscal 2023 compared to fiscal 2022 was primarily attributable to an increase in comparable store sales of 7.5% for fiscal 2023 as well as higher net sales resulting from new store growth, combined with increased gross margin.
Adjusted Net Income

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Adjusted net income	$108,113	$93,858	$14,255	15.2%
The increase in adjusted net income for fiscal 2023 compared to fiscal 2022 was primarily attributable to an increase in comparable store sales of 7.5% for fiscal 2023 as well as higher net sales resulting from new store growth, combined with increased gross margin.

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
As of December 30, 2023, we had cash and cash equivalents of $115.0 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under our 2023 Credit Agreement. As of December 30, 2023, we had no borrowings outstanding under the revolving credit facility and $4.2 million of outstanding standby letters of credit, resulting in $395.8 million of remaining borrowing capacity available under this revolving credit facility.
On February 21, 2023, we entered into the 2023 Credit Agreement, which provides for senior secured credit facilities consisting of (i) a senior secured term loan facility (the "senior term loan") in an original aggregate principal amount of $300.0 million and (ii) a senior secured revolving credit facility (the "revolving credit facility" and, together with the senior term loan, the "new credit facilities") in an aggregate principal amount of $400.0 million. The senior term loan was borrowed in full on such date, and $25.0 million of the revolving credit facility was borrowed on such date. Also on February 21, 2023, we repaid all of the outstanding indebtedness under our prior first lien credit agreement, as well as fees and expenses in connection therewith. See NOTE 6—Long-term Debt to our Consolidated Financial Statements for further detail regarding the 2023 Credit Agreement and our prior first lien credit agreement.
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
Material Cash Requirements
Leases
We have operating and finance lease arrangements for substantially all store locations, distribution centers, and certain office space and equipment. As of December 30, 2023, total lease assets and lease liabilities were $952.1 million and $1.1 billion, respectively, and we had executed leases for 41 store locations that we had not yet taken possession of with total undiscounted future lease payments of $229.5 million and lease terms through 2043. See NOTE 4—Leases to our Consolidated Financial Statements for further detail of our lease obligations and the timing of lease liability maturities.
Debt Obligations and Interest Payments
See NOTE 6—Long-term Debt to our Consolidated Financial Statements for further detail of our 2023 Credit Agreement, which consists of a senior term loan with $294.4 million of principal outstanding as of December 30, 2023 and a revolving credit facility for an amount up to $400.0 million, and the timing of principal maturities. As of December 30, 2023, based on the then-current interest rate of 7.46%, expected future interest payments associated with our debt totaled $85.5 million, with $22.0 million payable during fiscal 2024. The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments on the senior term loan. Such payments total $50.6 million over the remaining term of the senior term loan, with $5.6 million payable in fiscal 2024. The remaining senior term loan principal balance will become due in February 2028 at maturity.
Capital Expenditures
Our capital expenditures are primarily related to new store openings, ongoing store maintenance and improvements, expenditures related to our distribution centers and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems and corporate offices. We expect to fund capital expenditures through cash generated from our operations. As compared to capital expenditures of $175.6 million, net of tenant improvement allowances, in fiscal 2023, we expect to incur capital expenditures of approximately $170.0 million, net of tenant improvement allowances, in fiscal 2024, primarily related to new store openings, ongoing store maintenance and improvements and systems and infrastructure investments.
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
Our purchase commitments consist of non-cancelable obligations under service and supply contracts. As of December 30, 2023, we had total purchase obligations of $4.9 million, with $4.6 million payable during fiscal 2024.
Share Repurchases and Dividends
We may repurchase our common stock pursuant to programs approved by our Board of Directors. As of December 30, 2023, we had $89.8 million of repurchase authority remaining under the current share repurchase program. See "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities" for discussion about our Board-authorized share repurchase program.
As of December 30, 2023, we currently do not expect to declare any dividends on our common stock in the foreseeable future.
Acquisition of United Grocery Outlet
On February 14, 2024, Grocery Outlet Inc., our wholly owned subsidiary, entered into a stock purchase agreement to acquire BBGO Acquisition, Inc., a holding company that owns all of the outstanding capital stock of The Bargain Barn Inc., which does business as United Grocery Outlet, for approximately $62.0 million in cash, subject to customary purchase price adjustments. This transaction is expected to close early in the second quarter of fiscal 2024 and remains subject to customary closing conditions. We expect to finance the transaction with available cash. See "Acquisition of United Grocery Outlet" in "Item 1. Business" of this Annual Report on Form 10-K for further detail.
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
As of December 30, 2023, we were in compliance with all applicable financial covenant requirements for our 2023 Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net cash provided by operating activities	$303,447	$185,511	$165,587
Net cash used in investing activities	(194,165)	(149,931)	(136,713)
Net cash provided by (used in) financing activities	(97,023)	(72,937)	5,885
Net increase (decrease) in cash and cash equivalents	$12,259	$(37,357)	$34,759
Cash Provided by Operating Activities
Net cash provided by operating activities was $303.4 million for fiscal 2023 compared to $185.5 million for fiscal 2022. The $117.9 million increase was primarily driven by higher trade accounts payable, higher accrued expenses and changes in merchandise inventory levels, combined with increased net sales driven by comparable stores sales and new store growth, partially offset by increases in prepaid expenses. The changes in trade accounts payable and accrued expenses were partially attributable to disruptions related to our aforementioned system upgrades.
Cash Used in Investing Activities
Net cash used in investing activities was $194.2 million for fiscal 2023 compared to $149.9 million for fiscal 2022. The $44.2 million increase was primarily due to increased spending on property and equipment due to higher store count and accelerated payments made to construction vendors near the end of fiscal 2023, as well as increased investments in computer software intangible assets related to upgrading components of our enterprise resource planning system, including our financial ledger, inventory management platform and product data warehouse system.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities of $97.0 million for fiscal 2023 was primarily due to the payoff of $385.0 million of principal on the prior senior term loan outstanding under our prior credit facilities, repayment of the $25.0 million of principal on our revolving credit facility under our new credit facilities, $4.5 million in debt issuance costs paid, the repurchase of $5.9 million worth of common stock, and $5.6 million in scheduled principal payments on the senior term loan under our new current credit facilities, partially offset by $325.0 million in proceeds from the new credit facilities. Net cash used in financing activities of $72.9 million for fiscal 2022 was primarily due to the prepayment of $75.0 million of principal on the senior term loan outstanding under our prior credit facilities as well as the repurchase of $3.5 million worth of common stock, partially offset by $6.9 million in proceeds from the exercise of stock options.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. A summary of our significant accounting policies can be found in NOTE 1—Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements. The preparation of our consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our judgments and estimates are based on historical experience and other factors believed to be reasonable under the circumstances.
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
Long-lived asset impairment
We evaluate long-lived assets, including property and equipment and lease right-of-use assets, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For purposes of this evaluation, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Our retail stores are evaluated for impairment at the store level. A long-lived asset or asset group may be impaired if its carrying value exceeds its estimated undiscounted future cash flows over its remaining useful life. The total amount of property and equipment, including store assets, and operating lease right-of-use assets as of December 30, 2023 were $642.5 million and $945.7 million, respectively.
Our impairment calculations contain uncertainties because they require us to make assumptions and to apply judgment to estimate future cash flows. Key assumptions used in estimating future cash flows include projected sales growth, gross margin and operating expenses. Estimates of sales growth, gross margin and operating expenses are based on internal projections and consider the store’s historical performance, length of time the store has been open, the local market economics and the business environment impacting the store’s performance. These estimates are subjective and our ability to realize future cash flows is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance. We have not made any material changes in the accounting methodology used to evaluate the impairment of long-lived assets during fiscal 2023. If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.
If a long-lived asset or asset group is determined to be impaired, we record an impairment loss for the amount by which the carrying value of the asset or asset group exceeds its fair value. The estimated fair value of the asset or asset group is based on the estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk.
There were no adjustments to the carrying value of long-lived assets due to impairment charges during fiscal 2023, 2022 and 2021.
Recent Accounting Pronouncements
Refer to NOTE 1—Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of December 30, 2023, our outstanding borrowings included $294.4 million from our senior term loan under the 2023 Credit Agreement. As of December 30, 2023, the interest rate on the senior term loan was 7.46% (See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information). Based on the outstanding balance and interest rate of our senior term loan as of December 30, 2023, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense, excluding the capitalization of interest, of approximately $2.2 million over the next 12 months.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GROCERY OUTLET HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Grocery Outlet Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Grocery Outlet Holding Corp. and subsidiary (the "Company") as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
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
Long-Lived Asset Impairment — Recoverability of stores identified with impairment indicators — Refer to Notes 1, 3, and 4 to the financial statements
Critical Audit Matter Description
The Company's long-lived assets, primarily property and equipment and lease right-of-use assets, are grouped at the store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
On at least a quarterly basis, management reviews the Company's asset groups for indicators of impairment through an analysis which detects events or changes in circumstances that indicate that the carrying value of asset groups may not be recoverable. Management's impairment analysis determines whether projected undiscounted future cash flows from operations are sufficient to recover the carrying value of these store assets. Impairment may result when the carrying value of these store assets exceeds the estimated undiscounted future cash flows over the remaining useful life. Management's impairment analysis consists of (1) identifying stores with indicators of impairment, (2) testing the identified store assets for recoverability and (3) measuring the impairment loss, if any. During the year ended December 30, 2023, management did not record impairment of long-lived assets.
The principal considerations for our determination that performing procedures relating to the impairment of store-level long-lived assets is a critical audit matter relates to the significant judgment by management in developing the estimated future cash flows expected to be generated by the asset. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the cash flows, including the significant assumptions for sales growth rate, gross margin and operating expenses.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management's judgments regarding the forecasts of future cash flows included the following, among others:
•We evaluated management's ability to accurately forecast future sales growth, gross margin, and operating expenses by comparing actual results to management's historical forecasts
•We evaluated the reasonableness of management's sales growth, gross margin, and operating expense forecasts by comparing the forecasts to:
–Current and past sales, gross margins, and operating expenses of the overall Company and individual store level asset groups
–Consistency with external market and industry data
–Internal communications to management and the Board of Directors
•We tested the completeness, accuracy, and relevance of underlying data used in determining undiscounted cash flows.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2024
We have served as the Company's auditor since 2007.

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$114,987	$102,728
Independent operator receivables and current portion of independent operator notes, net of allowance $5,092 and $2,238	14,943	10,805
Other accounts receivable, net of allowance $2 and $7	4,185	4,368
Merchandise inventories	349,993	334,319
Prepaid expenses and other current assets	32,443	15,137
Total current assets	516,551	467,357
Independent operator notes and receivables, net of allowance $11,059 and $12,509	28,134	22,535
Property and equipment, net	642,462	560,746
Operating lease right-of-use assets	945,710	902,163
Intangible assets, net	78,556	63,993
Goodwill	747,943	747,943
Other assets	10,230	7,667
Total assets	$2,969,586	$2,772,404
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$209,354	$137,631
Accrued and other current liabilities	66,655	53,213
Accrued compensation	24,749	27,194
Current portion of long-term debt	5,625	—
Current lease liabilities	63,774	54,586
Income and other taxes payable	13,808	7,890
Total current liabilities	383,965	280,514
Long-term debt, net	287,107	379,650
Deferred income tax liabilities, net	38,601	19,782
Long-term lease liabilities	1,038,307	980,759
Other long-term liabilities	2,267	1,485
Total liabilities	1,750,247	1,662,190
Commitments and contingencies (NOTE 12)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 99,223,863 and 97,674,356 shares issued and outstanding, respectively	99	98
Series A Preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	877,276	847,589
Retained earnings	341,964	262,527
Total stockholders' equity	1,219,339	1,110,214
Total liabilities and stockholders' equity	$2,969,586	$2,772,404
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	$3,969,453	$3,578,101	$3,079,582
Cost of sales	2,727,774	2,486,002	2,130,796
Gross profit	1,241,679	1,092,099	948,786
Selling, general and administrative expenses	1,115,897	997,109	859,691
Operating income	125,782	94,990	89,095
Other expenses (income):
Interest expense, net	16,361	17,967	15,564
Gain on insurance recoveries	—	—	(3,970)
Loss on debt extinguishment and modification	5,340	1,274	—
Total other expenses (income)	21,701	19,241	11,594
Income before income taxes	104,081	75,749	77,501
Income tax expense	24,644	10,697	15,191
Net income and comprehensive income	$79,437	$65,052	$62,310
Basic earnings per share	$0.80	$0.67	$0.65
Diluted earnings per share	$0.79	$0.65	$0.63
Weighted average shares outstanding:
Basic	98,709	96,812	95,725
Diluted	100,831	100,162	99,418
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance at January 2, 2021	94,854,336	$95	$787,047	$135,165	$922,307
Exercise and vesting of share-based awards	1,290,097	1	7,225	—	7,226
Share-based compensation expense	—	—	17,615	—	17,615
Dividends paid	—	—	(186)	—	(186)
Net income and comprehensive income	—	—	—	62,310	62,310
Balance at January 1, 2022	96,144,433	$96	$811,701	$197,475	$1,009,272
Exercise and vesting of share-based awards	1,669,641	2	6,888	—	6,890
Share-based compensation expense	—	—	32,556	—	32,556
Repurchase of common stock	(139,718)	—	(3,451)	—	(3,451)
Dividends paid	—	—	(105)	—	(105)
Net income and comprehensive income	—	—	—	65,052	65,052
Balance at December 31, 2022	97,674,356	$98	$847,589	$262,527	$1,110,214
Exercise and vesting of share-based awards, net of shares withheld for employee taxes	1,804,023	1	5,420	—	5,421
Share-based compensation expense	—	—	31,091	—	31,091
Repurchase of common stock	(254,516)	—	(6,809)	—	(6,809)
Dividends paid	—	—	(15)	—	(15)
Net income and comprehensive income	—	—	—	79,437	79,437
Balance at December 30, 2023	99,223,863	$99	$877,276	$341,964	$1,219,339
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash flows from operating activities:
Net income	$79,437	$65,052	$62,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	76,600	70,451	63,442
Amortization of intangible and other assets	11,382	7,800	7,682
Amortization of debt issuance costs and debt discounts	1,084	2,264	2,511
Non-cash rent	5,226	6,932	10,753
Gain on insurance recoveries	—	—	(3,970)
Loss on debt extinguishment and modification	5,340	1,274	—
Share-based compensation	31,091	32,556	17,615
Provision for independent operator and other accounts receivable reserves	3,674	4,318	4,813
Proceeds from insurance recoveries - business interruption and inventory	—	—	2,103
Deferred income taxes	18,819	10,367	12,944
Other	487	1,176	1,251
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(11,031)	(7,230)	(21)
Merchandise inventories	(15,674)	(58,817)	(30,345)
Prepaid expenses and other assets	(10,716)	841	3,301
Income and other taxes payable	5,918	705	(362)
Trade accounts payable, accrued compensation and other liabilities	91,049	35,094	3,179
Operating lease liabilities	10,761	12,728	8,381
Net cash provided by operating activities	303,447	185,511	165,587
Cash flows from investing activities:
Advances to independent operators	(8,565)	(9,819)	(10,024)
Repayments of advances from independent operators	5,734	6,917	4,563
Purchases of property and equipment	(168,990)	(130,482)	(123,384)
Proceeds from sales of assets	24	39	37
Investments in intangible assets and licenses	(23,000)	(16,586)	(9,772)
Proceeds from insurance recoveries - property and equipment	632	—	1,867
Net cash used in investing activities	(194,165)	(149,931)	(136,713)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,958	6,890	7,226
Tax withholding related to net settlement of employee share-based awards	(537)	—	—
Proceeds from term loan due 2028	300,000	—	—
Proceeds from revolving credit facility	25,000	—	—
Principal payments on revolving credit facility	(25,000)	—	—
Principal payments on senior term loan due 2025	(385,000)	(75,000)	—
Principal payments on senior term loan due 2028	(5,625)	—	—
Principal payments on finance leases	(1,398)	(1,271)	(1,155)
Repurchase of common stock	(5,893)	(3,451)	—
Dividends paid	(15)	(105)	(186)
Debt issuance costs paid	(4,513)	—	—
Net cash provided by (used in) financing activities	(97,023)	(72,937)	5,885
Net increase (decrease) in cash and cash equivalents	12,259	(37,357)	34,759
Cash and cash equivalents at beginning of period	102,728	140,085	105,326
Cash and cash equivalents at end of period	$114,987	$102,728	$140,085
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$22,722	$19,142	$14,604
Income taxes paid (refunded) in cash	$7,557	$(1,721)	$477
Property and equipment accrued at end of period	$7,310	$18,536	$14,986
Intangible assets accrued at end of period	$5,507	$3,736	$1,613
Acquisition of equipment in exchange for reduction of independent operator notes and independent operator receivables	$—	$—	$7,609
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Consolidated Financial Statements
NOTE 1—Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiary, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Effective July 12, 2023, subsidiaries Globe Intermediate Corp., GOBP Holdings, Inc. and GOBP Midco, Inc. were merged with and into Grocery Outlet Holding Corp. As of December 30, 2023, we had 468 stores throughout California, Washington, Oregon, Pennsylvania, Idaho, Nevada, Maryland, New Jersey and Ohio.
Grocery Outlet Holding Corp. (the "Parent Company") owns 100% of Grocery Outlet Inc. ("GOI").
Fiscal Year — We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ended December 30, 2023 ("fiscal 2023'), December 31, 2022 ("fiscal 2022") and January 1, 2022 ("fiscal 2021") all consisted of 52 weeks.
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission (the "SEC"). Our consolidated financial statements include the accounts of Grocery Outlet Holding Corp. and its wholly owned subsidiary. All intercompany balances and transactions were eliminated. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Beginning with the first quarter of fiscal 2023, certain prior period amounts in the consolidated statements of operations and comprehensive income have been reclassified to conform to the current period presentation. Specifically, in order to enhance the comparability of our results with our peers, depreciation and amortization expenses and share-based compensation expenses are now included in selling, general and administrative expenses. The reclassification of these items had no impact on net income, earnings per share, or retained earnings in the current or prior periods.
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
Cash and Cash Equivalents — We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. All cash equivalents are unrestricted and available for immediate use. Cash and cash equivalents consisted primarily of cash held in checking and money market accounts as of December 30, 2023 and December 31, 2022.
Allowance for Independent Operator ("IO") Receivables and IO Notes and Other Accounts Receivable — We maintain allowances and accruals for estimated losses of amounts advanced to IOs and other third parties determined to be uncollectible. See NOTE 2—Independent Operator Notes and Independent Operator Receivables, for additional information.
Concentrations of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts and notes receivable. Although we deposit our cash with creditworthy financial institutions, our deposits typically exceed federally insured limits. To date, we have not experienced any losses on our cash deposits. No single customer or store represented more than 10% of net sales for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022. No single customer or IO represented more than 10% of accounts receivable or notes receivable as of December 30, 2023 and December 31, 2022.
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

Property and Equipment — Property and equipment is stated at cost less accumulated depreciation and includes expenditures for significant improvements to leased premises. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to 15 years. Amortization of leasehold improvements is calculated based on the shorter of their estimated useful life or the remaining terms of the lease. Remaining lease terms currently range from one to 20 years.
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, primarily at an individual store level. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, we record an impairment loss for the amount by which the carrying amount of the asset exceeds its fair value. The total amount of property and equipment, including store assets, and operating lease right-of-use assets as of December 30, 2023 were $642.5 million and $945.7 million, respectively, and as of December 31, 2022 were $560.7 million and $902.2 million, respectively. The estimated fair value of the asset or asset group is based on the estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. There were no adjustments to the carrying value of long-lived assets due to impairment charges during fiscal 2023, 2022 and 2021. See NOTE 3—Property and Equipment and NOTE 4—Leases for additional information.
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
Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized, but rather is subject to an annual impairment evaluation which is performed during our fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. Our impairment evaluation of goodwill consists of an initial qualitative assessment of our reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation, based on discounted cash flows, is performed which requires us to estimate future cash flows, growth rates and economic and market conditions. If the quantitative evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. Measurement of such an impairment loss would be based on the excess of the carrying amount over fair value. There were no goodwill impairment charges recorded during the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022. There were no changes in the carrying amount of goodwill for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022.
Intangible assets include trademarks, computer software, and liquor licenses. Trademarks represent the value of all our trademarks and trade names in the marketplace. We are amortizing the value assigned to the trade names on a straight-line basis over 15 years. Computer software includes both acquired software and eligible costs to develop internal-use software that are incurred during the application development stage. These assets are amortized over their estimated useful lives of three to 10 years. Liquor license assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. We review our intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of the intangible assets are not recoverable, the impairment is measured as the amount by which the carrying value of the intangible asset exceeds its fair value. There were no impairments of intangible assets recognized during the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022.
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
There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 30, 2023 or December 31, 2022. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. See NOTE 3—Property and Equipment and NOTE 5—Goodwill and Intangible Assets, for additional information. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the fiscal years ended December 30, 2023 or December 31, 2022.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the consolidated balance sheets (amounts in thousands):

	December 30, 2023		December 31, 2022
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (3)
Financial Liabilities:
Senior term loans (Level 2)	$292,732	$294,375	$379,650	$383,075
_______________________
(1)The carrying amounts of our senior term loans as of December 30, 2023 and December 31, 2022 are net of unamortized debt discounts of zero and $0.6 million, respectively, and debt issuance costs of $1.6 million and $4.7 million, respectively.
(2)The estimated fair value of our current senior term loan borrowings under our 2023 Credit Agreement, as defined in Note 6—Long-term Debt, was deemed to approximate the carrying value, excluding unamortized debt issuance costs, because the interest rate is variable with short reset periods and is reflective of the current market rate.
(3)The estimated fair value of our prior senior term loan, as defined in Note 6—Long-term Debt, was determined based on the average quoted bid-ask prices for the prior senior term loan in an over-the-counter market on the last trading day of the period presented.

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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of December 30, 2023 and December 31, 2022.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $3.2 million and $3.6 million as of December 30, 2023 and December 31, 2022, respectively. Breakage amounts were $0.2 million, $0.3 million and $0.3 million for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 (amounts in thousands):

	December 30, 2023	December 31, 2022	January 1, 2022
Perishable (1)	$1,404,461	$1,272,200	$1,067,198
Non-perishable (2)	2,564,992	2,305,901	2,012,384
Total net sales	$3,969,453	$3,578,101	$3,079,582
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
Marketing and Advertising Expenses — Costs for store promotions, newspaper, television, radio and other media advertising are expensed at the time the promotion or advertising takes place. Advertising costs are included in SG&A in the accompanying consolidated statements of operations and comprehensive income and amounted to $36.4 million, $34.6 million and $32.6 million, respectively, in the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022.
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

While we recognize share-based compensation expense over the performance period and/or requisite service period based on the fair market value of the award as of the grant date, we will not know the actual amount of tax benefit an award will generate until such award is exercised (for stock options) or vested (for RSUs or PSUs). Until such award is exercised or vested we assume that the amount ultimately recognized for tax purposes is the same amount we are currently recognizing in our operating results, that is for "book" purposes. Consequently, our deferred tax asset related to share-based compensation expense, which totaled $11.5 million as of December 30, 2023, is based on each qualifying award's grant date fair value rather than the award's to-be-determined exercise date intrinsic value (or vesting date fair value). For awards exercised or vested during our fiscal year ended December 30, 2023, the difference between the grant date fair value and the exercise or vest date intrinsic value totaled $16.2 million. If the share price for our common stock were to depreciate for a sustained period of time, we could be required to recognize a tax shortfall. Such shortfalls could have a material effect on our cash flows and financial results. See NOTE 8—Share-based Awards and NOTE 10—Income Taxes, for additional information.
Income Taxes — Income taxes are accounted for using an asset and liability approach that requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events are considered, other than changes in the tax law. A valuation allowance is established, when necessary, to reduce net deferred income tax assets to the amount expected to be realized. We have not recorded any valuation allowances against our deferred income tax balances for the fiscal years ended December 30, 2023 and December 31, 2022. Significant items comprising our future tax benefits and liabilities (deferred tax assets and liabilities) include lease liability obligations, right-of-use assets, depreciation and amortization, net operating losses and other carryforwards, goodwill and share-based compensation expense.
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
We had 466, 438 and 411 stores operated by IOs as of December 30, 2023, December 31, 2022 and January 1, 2022, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $3.9 billion, $3.5 billion, and $3.0 billion for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in SG&A. IO commissions were $621.7 million, $533.1 million, and $463.8 million for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. IO commissions of $21.7 million and $6.2 million were included in accrued and other current liabilities as of December 30, 2023 and December 31, 2022, respectively.

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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $59.2 million and $48.1 million as of December 30, 2023 and December 31, 2022, respectively. See NOTE 2—Independent Operator Notes and Independent Operator Receivables, for additional information.
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
Recently Adopted Accounting Standards
Accounting Standards Update ("ASU") No. 2022-02 — In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC Topic 310 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. We adopted ASU 2022-02 beginning in the first quarter of fiscal 2023. The adoption of ASU 2022-02 had no material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
ASU No. 2023-07 — In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We will adopt ASU 2023-07 upon the effective date and expect it to only impact our disclosures with no impact on our consolidated financial statements.
ASU No. 2023-09 — In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"). ASU 2023-09 requires public entities’ to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We will adopt ASU 2023-09 upon the effective date and expect it to only impact our disclosures with no impact on our consolidated financial statements.

NOTE 2—Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 5.50% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the consolidated balance sheets and was $1.8 million and $0.9 million as of December 30, 2023 and December 31, 2022, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of December 30, 2023 or December 31, 2022. Notes and receivables from our IOs participating in our TCAP, as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from IOs and the related allowances as of December 30, 2023 and December 31, 2022 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
December 30, 2023
Independent operator notes	$41,123	$(754)	$(10,435)	$29,934	$1,800	$28,134
Independent operator receivables	18,105	(4,338)	(624)	13,143	13,143	—
Total	$59,228	$(5,092)	$(11,059)	$43,077	$14,943	$28,134

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
December 31, 2022
Independent operator notes	$37,522	$(700)	$(12,509)	$24,313	$1,778	$22,535
Independent operator receivables	10,565	(1,538)	—	9,027	9,027	—
Total	$48,087	$(2,238)	$(12,509)	$33,340	$10,805	$22,535

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Beginning balance	$14,747	$11,912	$8,109
Provision for IO notes and IO receivables reserves	3,588	4,160	4,790
Write-off of uncollectible IO notes and IO receivables	(2,184)	(1,325)	(987)
Ending balance	$16,151	$14,747	$11,912
The following table presents the gross write-off of IO notes and IO receivables by year of origination for the fiscal year ended December 30, 2023 (amounts in thousands):

Fiscal 2023	$212
Fiscal 2022	—
Fiscal 2021	654
Fiscal 2020	184
Fiscal 2019	125
Prior	1,009
Total	$2,184
The following table presents the outstanding gross balance of IO notes by fiscal year of origination and credit quality indicator as of December 30, 2023 (amounts in thousands):

	Fiscal Year of Origination
Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Total
TCAP	$3,086	$6,669	$4,020	$1,878	$402	$991	$17,046
Non-TCAP	4,024	3,750	3,638	2,431	1,056	1,578	16,477
New store	5,229	2,371	—	—	—	—	7,600
Total	$12,339	$12,790	$7,658	$4,309	$1,458	$2,569	$41,123
TCAP IO Notes
Notes of IOs participating in our TCAP represented 51.6% and 49.7% of total IO note balances as of December 30, 2023 and December 31, 2022, respectively.

A total of $5.3 million of IO notes were added into our TCAP during the fiscal year ended December 30, 2023. The weighted average contractual interest rate of such IO notes was reduced from 9.95% and, as of December 30, 2023, was 5.50%. In addition, $2.8 million of IO notes were transferred from TCAP to Non-TCAP during the fiscal year ended December 30, 2023.
NOTE 3—Property and Equipment
Property and equipment as of December 30, 2023 and December 31, 2022 consisted of the following (amounts in thousands):

	Property and Equipment, At Cost	Accumulated Depreciation and Amortization	Property and Equipment, Net
December 30, 2023
Leasehold improvements	$453,496	$(148,633)	$304,863
Fixtures and equipment	527,769	(249,838)	277,931
Other	376	(322)	54
Construction in progress	59,614	—	59,614
Totals	$1,041,255	$(398,793)	$642,462
December 31, 2022
Leasehold improvements	$392,448	$(117,745)	$274,703
Fixtures and equipment	457,383	(206,932)	250,451
Other	376	(309)	67
Construction in progress	35,525	—	35,525
Totals	$885,732	$(324,986)	$560,746
Construction in progress is primarily composed of leasehold improvements and fixtures and equipment related to new or remodeled stores where construction had not been completed at year-end.
Depreciation expense on property and equipment for fiscal 2023, 2022 and 2021 was as follows (amounts in thousands):

	Fiscal Year Ended
Consolidated Statements of Operations and Comprehensive Income Location	December 30, 2023	December 31, 2022	January 1, 2022
Cost of sales	$1,963	$1,711	$1,486
Operating expenses	74,637	68,740	61,956
Total depreciation expense on property and equipment	$76,600	$70,451	$63,442

NOTE 4—Leases
As of December 30, 2023 and December 31, 2022, we leased 14 and 15 of our store locations, respectively, and one warehouse location from related parties. See NOTE 11—Related Party Transactions, for additional information.
As of December 30, 2023, we had executed leases for 41 store locations that we had not yet taken possession of with total undiscounted future lease payments of $229.5 million and lease terms through 2043.
Based upon our initial investment in store leasehold improvements, we utilize an initial, reasonably-certain lease life of 15 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 15 years or more. Our leases do not include any material residual value guarantees or material restrictive covenants. We also have non-cancelable subleases with unrelated third parties with future minimum rental receipts as of December 30, 2023 totaling $4.0 million ending in various years through 2036, which have not been deducted from the future minimum lease payments.
The balance sheet classification of our right-of-use lease assets and lease liabilities was as follows (amounts in thousands):

Leases	Classification	December 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating right-of-use assets	$945,710	$902,163
Finance lease assets	Other assets	6,433	5,771
Total lease assets		$952,143	$907,934
Liabilities:
Current
Operating	Current lease liabilities	$62,273	$53,316
Finance	Current lease liabilities	1,501	1,270
Noncurrent
Operating	Long-term lease liabilities	1,033,590	976,345
Finance	Long-term lease liabilities	4,717	4,414
Total lease liabilities		$1,102,081	$1,035,345

The components of lease expense were as follows (amounts in thousands):

		Fiscal Year Ended
Lease Cost	Classification (1)	December 30, 2023	December 31, 2022	January 1, 2022
Operating lease cost	Selling, general and administrative expenses	$141,501	$132,065	$123,799
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	1,423	1,316	1,249
Interest on leased liabilities	Interest expense, net	340	341	378
Variable lease cost	Selling, general and administrative expenses	1,093	740	547
Sublease income	Selling, general and administrative expenses	(1,237)	(868)	(1,114)
Net lease cost		$143,120	$133,594	$124,859
_______________________
(1)Certain supply chain related lease costs herein are included in cost of sales.
Maturities of lease liabilities as of December 30, 2023 were as follows (amounts in thousands):

	Operating Leases	Finance Leases	Total
Fiscal 2024	$132,593	$1,818	$134,411
Fiscal 2025	150,048	1,574	151,622
Fiscal 2026	148,993	1,190	150,183
Fiscal 2027	143,800	888	144,688
Fiscal 2028	141,590	712	142,302
Thereafter	842,050	1,053	843,103
Total lease payments	1,559,074	7,235	$1,566,309
Less: Imputed interest	(463,211)	(1,017)
Present value of lease liabilities	$1,095,863	$6,218
The weighted-average lease terms and discount rates of operating and finance leases were as follows:

	December 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	10.8 years	11.0 years
Finance leases	5.0 years	5.1 years
Weighted-average discount rate:
Operating leases	6.55%	6.36%
Finance leases	5.89%	5.31%

Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$135,871	$125,221	$113,886
Operating cash flows from finance leases	$344	$332	$378
Finance cash flows from finance leases	$1,409	$1,279	$1,155
Leased assets obtained in exchange for new operating lease liabilities	$131,758	$88,681	$139,663
Leased assets obtained in exchange for new finance lease liabilities	$1,782	$39	$2,019

NOTE 5—Goodwill and Intangible Assets
Information regarding our goodwill and intangible assets as of December 30, 2023 was as follows (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$58,400	$(35,897)	$22,503
Computer software	69,643	(22,600)	47,043
Total finite-lived intangible assets	128,043	(58,497)	69,546
Liquor licenses	9,010	—	9,010
Total intangible assets	137,053	(58,497)	78,556
Goodwill	747,943	—	747,943
Total goodwill and intangible assets	$884,996	$(58,497)	$826,499
Information regarding our goodwill and intangible assets as of December 31, 2022 was as follows (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$58,400	$(32,004)	$26,396
Computer software	51,964	(23,191)	28,773
Total finite-lived intangible assets	110,364	(55,195)	55,169
Liquor licenses	8,824	—	8,824
Total intangible assets	119,188	(55,195)	63,993
Goodwill	747,943	—	747,943
Total goodwill and intangible assets	$867,131	$(55,195)	$811,936
Amortization expense for finite-lived intangible assets was $10.1 million, $6.6 million, and $6.6 million for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.

The estimated future amortization expense related to finite-lived intangible assets as of December 30, 2023 is as follows (amounts in thousands):

Fiscal 2024	$12,937
Fiscal 2025	12,474
Fiscal 2026	9,649
Fiscal 2027	6,778
Fiscal 2028	6,249
Thereafter	21,459
Total	$69,546

NOTE 6—Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 30, 2023	December 31, 2022
Senior term loan due 2025	$—	$385,000
Senior term loan due 2028	294,375	—
Long-term debt, gross	294,375	385,000
Less: Unamortized debt issuance costs and debt discounts	(1,643)	(5,350)
Long-term debt, less unamortized debt discounts and debt issuance costs	292,732	379,650
Less: Current portion	(5,625)	—
Long-term debt, net	$287,107	$379,650
2023 Credit Agreement
On February 21, 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and collateral agent, and the other parties thereto (the "2023 Credit Agreement"). The 2023 Credit Agreement provides for senior secured credit facilities consisting of (i) a senior secured term loan facility (the "senior term loan") in an original aggregate principal amount of $300.0 million and (ii) a senior secured revolving credit facility (the "revolving credit facility" and, together with the senior term loan, the "new credit facilities") in an aggregate principal amount of $400.0 million. The revolving credit facility includes sub-commitments for $50.0 million letters of credit and $25.0 million of swingline loans. The senior term loan was borrowed in full at closing, and $25.0 million of the revolving credit facility was borrowed at closing.
Also on February 21, 2023, we repaid all of the outstanding indebtedness under our Prior First Lien Credit Agreement, defined below, as well as fees and expenses in connection therewith. All obligations of the Company’s subsidiaries under the Prior First Lien Credit Agreement were discharged and the agreement was terminated as of such date. In connection with the closing of the 2023 Credit Agreement and repayment of the Prior First Lien Credit Agreement and in accordance with ASC Topic 470-50, Debt-Modifications and Extinguishments, we wrote off $5.1 million of previously unamortized debt issuance costs and debt discounts and incurred $0.2 million in debt modification costs, which were recorded within loss on debt extinguishment and modification for the fiscal year ended December 30, 2023. Furthermore, a total of $4.6 million of creditor and third-party debt issuance costs were capitalized or carried over from the prior credit facilities, as defined below, and will be amortized over the term of the new credit facilities.
Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio. As of December 30, 2023, interest on borrowings under the new credit facilities was based on one-month Term SOFR with an applicable margin of 2.00%.

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
Our obligations under the 2023 Credit Agreement are unconditionally guaranteed by the Company’s wholly owned restricted subsidiary, subject to certain exceptions. All obligations under the 2023 Credit Agreement, and the guarantee of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of the Company’s assets and those of the subsidiary guarantor.
The 2023 Credit Agreement requires us to make scheduled amortization payments of the senior term loan. We may voluntarily prepay the new credit facilities, in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in applicable cases.
Senior Term Loan due 2028
Our senior term loan under our 2023 Credit Agreement matures on February 21, 2028 and had an interest rate of 7.46% as of December 30, 2023.
Revolving Credit Facility
As of December 30, 2023 we had $4.2 million of outstanding letters of credit and $395.8 million of remaining borrowing capacity available under the revolving credit facility, which matures on February 21, 2028. The interest rate on the revolving credit facility was 7.46% as of December 30, 2023. As discussed above, $25.0 million of the revolving credit facility was borrowed at closing. On April 21, 2023, we repaid the $25.0 million of principal on our revolving credit facility. No amounts were outstanding under the revolving credit facility as of December 30, 2023. Since the April 21, 2023 repayment, no amounts were borrowed under this revolving credit facility.
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
As of December 30, 2023, we were in compliance with all applicable financial covenant requirements for our 2023 Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of December 30, 2023 were as follows (amounts in thousands):

Fiscal 2024	$5,625
Fiscal 2025	15,000
Fiscal 2026	15,000
Fiscal 2027	15,000
Fiscal 2028	243,750
Thereafter	—
Total	$294,375
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Interest on loans	$24,666	$18,743	$13,930
Amortization of debt issuance costs and debt discounts	1,084	2,264	2,511
Interest on finance leases	340	341	378
Other	17	8	66
Interest income	(7,631)	(3,389)	(1,321)
Capitalized interest	(2,115)	—	—
Interest expense, net	$16,361	$17,967	$15,564

Loss on Debt Extinguishment and Modification
Loss on debt extinguishment and modification consisted of the following (amounts in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Write-off of debt issuance costs	$4,518	$1,127	$—
Write-off of debt discounts	578	147	—
Debt modification costs	244	—	—
Loss on debt extinguishment and modification	$5,340	$1,274	$—

NOTE 7—Stockholders' Equity
As of December 30, 2023, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.001 per share.
Common Stock
Holders of our common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. The holders of our common stock do not have cumulative voting rights in the election of directors.
Preferred Stock
We did not have any shares of preferred stock issued or outstanding as of December 30, 2023. Our Board of Directors has the authority to issue shares of preferred stock from time to time on terms it may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof as the board of directors may from time to time determine, which could affect the relative voting power or other rights of the holders of our common stock. The issuance of preferred stock could have the effect of decreasing the trading price of our common stock, restricting dividends on the common stock, diluting the voting power of our common stock, or subordinating the liquidation rights of the common stock.
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
During the fiscal year ended December 30, 2023, we repurchased 254,516 shares of common stock totaling $6.8 million at an average price of $26.75 per share in open-market transactions pursuant to a Rule 10b5-1 plan. During the fiscal year ended December 31, 2022, we repurchased 139,718 shares of common stock totaling $3.5 million at an average price of $24.70 per share in open-market transactions pursuant to a Rule 10b5-1 plan. As of December 30, 2023, we had $89.8 million of repurchase authority remaining under the share repurchase program.

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
On June 4, 2019, our Board of Directors and stockholders approved the Grocery Outlet Holding Corp. 2019 Incentive Plan (the "2019 Plan"). A total of 4,597,862 shares of common stock were reserved for issuance under the 2019 Plan at that time. In addition, on the first day of each fiscal year beginning in fiscal 2020 and ending in fiscal 2029, the 2019 Plan provides for an annual automatic increase of the shares reserved for issuance in an amount equal to the positive difference between (i) 4% of the "outstanding common stock" (as defined in the 2019 Plan) on the last day of the immediately preceding fiscal year and (ii) the plan share reserve on the last day of the immediately preceding fiscal year, or a lesser number as determined by our Board of Directors. As of December 30, 2023, there were a total of 7,242,549 shares of common stock reserved for issuance under the 2019 Plan, which includes 429,826 shares added effective January 1, 2023 per the above noted annual automatic increase. As of December 30, 2023, there were 2,950,047 remaining shares available for issuance of new equity awards under the 2019 Plan.
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
Fair Value Determination
The fair value of stock option, RSU and PSU awards is determined as of the grant date. For time-based stock options, a Black-Scholes valuation model was utilized to estimate the fair value of the awards. For performance-based stock options, a Monte Carlo simulation approach implemented in a risk-neutral framework was utilized to estimate the fair value of the awards. For RSUs and PSUs, the closing price of our common stock as reported on the grant date is utilized to estimate the fair value of the awards.
The respective valuation methods resulted in weighted-average grant date fair values for RSUs and PSUs granted during fiscal 2023, 2022 and 2021 as follows:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
RSUs	$27.50	$29.70	$28.70
PSUs	$27.34	$29.16	$35.45
We did not award any time-based or performance-based stock options during fiscal 2023, 2022 and 2021.

Share-based Award Activity
The following table summarizes stock option activity under all equity incentive plans during fiscal 2023, 2022 and 2021:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of January 2, 2021	3,864,772	$12.42	2,325,580	$4.54
Granted	—	—	—	—
Exercised	(538,307)	7.77	(629,386)	4.41
Forfeitures	(191,324)	19.77	—	—
Options outstanding as of January 1, 2022	3,135,141	$12.77	1,696,194	$4.58
Granted	—	—	—	—
Exercised	(276,022)	9.63	(894,559)	4.50
Forfeitures	(296,345)	21.25	—	—
Options outstanding as of December 31, 2022	2,562,774	$12.13	801,635	$4.68
Granted	—	—	—	—
Exercised	(462,972)	8.17	(574,030)	3.91
Forfeitures	(8,279)	21.93	—	—
Options outstanding as of December 30, 2023	2,091,523	$12.97	227,605	$6.62
Options vested and exercisable as of December 30, 2023	2,081,490	$12.97	227,605	$6.62
The total intrinsic value of time-based stock options exercised was $11.7 million, $7.1 million and $15.5 million for fiscal 2023, 2022 and 2021, respectively. The total intrinsic value of performance-based stock options exercised was $15.9 million, $29.9 million and $20.0 million for fiscal 2023, 2022 and 2021, respectively. Intrinsic value represents the difference between the current fair value of the underlying stock and the exercise price of the stock option.
The following table summarizes RSU activity under all equity incentive plans during fiscal 2023, 2022 and 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 2, 2021	341,842	$35.16
Granted	669,546	28.70
Vested	(110,956)	34.64
Forfeitures	(63,936)	34.05
Unvested balance as of January 1, 2022	836,496	$30.14
Granted	449,438	29.70
Vested	(499,696)	27.38
Forfeitures	(95,884)	30.61
Unvested balance as of December 31, 2022	690,354	$31.79
Granted	552,372	27.50
Vested	(345,887)	32.50
Forfeitures	(39,019)	29.87
Unvested balance as of December 30, 2023	857,820	$28.82

The following table summarizes PSU activity under the 2019 Plan during fiscal 2023, 2022 and 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 2, 2021	407,462	$36.90
Granted (1)	319,606	35.45
Adjustment for expected performance achievement (2)	(91,332)	35.45
Forfeitures	(59,011)	36.52
Unvested balance as of January 1, 2022	576,725	$36.36
Granted (1)	404,382	29.16
Adjustment for expected performance achievement (2)	423,347	31.86
Forfeitures	(72,651)	33.79
Unvested balance as of December 31, 2022	1,331,803	$32.89
Granted (1)	451,077	27.34
Adjustment for expected performance achievement (2)	432,774	28.84
Vested	(441,346)	36.84
Forfeitures	(20,319)	29.83
Unvested balance as of December 30, 2023 (3)	1,753,989	$29.50
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the adjustment to previously granted PSUs based on performance expectations as of the end of each respective reporting period.
(3)An additional 424,341 PSUs could potentially be included if the maximum performance level of 200% is reached for all PSUs outstanding as of December 30, 2023.
Share-based Compensation Expense
We recognize compensation expense for stock options, RSUs, and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable.
Share-based compensation expense and the related tax benefit consisted of the following (amounts in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Time-based stock options	$770	$471	$2,030
RSUs	11,327	14,855	8,488
PSUs	18,979	17,125	6,911
Dividends (1)	15	105	186
Share-based compensation expense (2)	$31,091	$32,556	$17,615
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with recapitalizations that occurred in fiscal 2018 and 2016.
(2)Total recognized income tax benefit related to share-based compensation expense was $8.3 million, $8.7 million and $4.7 million for fiscal 2023, 2022 and 2021, respectively.
Share-based compensation expense qualifying for capitalization was insignificant for each of the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022. Accordingly, no share-based compensation expense was capitalized during these years.

Time-Based Stock Options
Unamortized compensation cost related to unvested time-based stock options was immaterial as of December 30, 2023.
Performance-Based Stock Options
We had no unamortized compensation cost related to performance-based stock options as of December 30, 2023.
Time-Based RSUs
Unamortized compensation expense for RSUs was $15.2 million as of December 30, 2023, which is expected to be amortized over a weighted average period of approximately 1.9 years.
Performance-Based RSUs
Unamortized compensation cost related to the expected level of achievement of unvested PSUs was $21.3 million as of December 30, 2023, which is expected to be amortized over a weighted average period of approximately 1.7 years.
Dividends
For time-based stock options and RSU share-based awards that were outstanding on the dividend date of October 22, 2018 and that vested in fiscal 2023, fiscal 2022, and fiscal 2021, we made dividend payments as these awards vested.
We paid $0.1 million and $0.2 million of dividends during the fiscal years ended December 31, 2022 and January 1, 2022, respectively, which were included in share-based compensation expense. We paid less than $0.1 million of dividends during the fiscal year ended December 30, 2023. There was no unamortized compensation cost related to future dividend payments on unvested time-based stock options and RSU share-based awards as of December 30, 2023.

NOTE 9—Retirement Plans
We make contributions to the UFCW—Northern California Employers Joint Pension Trust Fund (the "Pension Fund") and the UFCW—Benefits Trust Fund ("Benefits Fund"), each a multiemployer plan, established for the benefit of union employees at two company operated stores under the terms of a collective bargaining agreement. We currently operate under a collective bargaining agreement that expires on February 28, 2026. Minimum contributions outside of the agreed upon contractual rates are not required for the Pension Fund. Payments into the Pension Fund were $0.6 million, $0.5 million, and $0.6 million for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively. We paid no surcharges to the Pension Fund.
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
The following information represents our participation in the Pension Fund for the annual period ended December 31, 2022, the latest available information from the Pension Fund. All such information is based on information we received from the Pension Fund.
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
The Benefits Fund provides medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees. The majority of our contributions cover active employees and as such, may not constitute contributions to a postretirement benefit plan. However, we are unable to separate contribution amounts to the postretirement benefit part of the Benefits Fund from contribution amounts paid to the active employee part of the Benefits Fund. Payments into the Benefits Fund were $1.4 million, $1.2 million, and $1.4 million for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
For our nonunion employees, we offered the following plans during fiscal 2023, 2022 or 2021:
a.For fiscal 2022 and 2021, a defined contribution retirement plan for warehouse employees, which required an annual contribution of 15% of eligible salaries. This defined contribution retirement plan was available to nonunion employees who met certain service criteria.
b.For fiscal 2022 and 2021, a noncontributory profit-sharing plan for administrative personnel and, for fiscal 2023, for administrative and warehouse personnel, in each case under which the Board of Directors may authorize an annual contribution of up to 15% of eligible salaries. This profit-sharing plan is available to nonunion employees who meet certain service criteria.
We expensed $6.8 million, $6.9 million and $1.5 million for contributions to the two plans described above in (a) and (b) for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
c.A 401(k) retirement plan for warehouse employees, which is available to those employees who meet certain service criteria.
d.A 401(k) retirement plan for administrative personnel, which is available to those employees who meet certain service criteria.
e.We are not obligated to match any employee contributions for the 401(k) retirement plans. However, for certain employees who meet certain service criteria, we have a 401(k) retirement plan under which we will match employee contributions at a rate of 35% of each participating employee's contributions, not to exceed 6% of wages. We expensed an insignificant amount for contributions to this plan for each of the fiscal years ending December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
NOTE 10—Income Taxes
Components of income tax expense
Income before income taxes consisted entirely of income from domestic operations of $104.1 million, $75.7 million, and $77.5 million for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
The components of income tax expense consisted of the following (amounts in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Current:
Federal	$1,051	$—	$—
State	4,774	330	2,247
Total current	5,825	330	2,247
Deferred:
Federal	16,127	7,308	10,838
State	2,692	3,059	2,106
Total deferred	18,819	10,367	12,944
Income tax expense	$24,644	$10,697	$15,191
Statutory rate reconciliation
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Taxes at federal statutory rates	21.0%	21.0%	21.0%
State income taxes net of federal benefit	5.4%	2.7%	4.7%
Section 162(m) compensation limitation on covered employees	2.2%	—%	—%
Excess federal tax benefits from exercise and vest of share-based awards	(3.3)%	(9.2)%	(8.2)%
Return to provision	(2.0)%	(1.1)%	1.9%
Other	0.4%	0.7%	0.2%
Effective income tax rate	23.7%	14.1%	19.6%

Deferred income taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred tax assets and liabilities were as follows (amounts in thousands):

	December 30, 2023	December 31, 2022
Deferred tax assets:
Accrued compensation	$5,902	$6,459
Share-based compensation expense	11,543	14,040
Inventory	6,534	6,482
Transaction costs	596	782
Lease liability obligation	308,776	289,539
Net operating loss and other carryforwards	32,299	48,409
Reserves and allowances	5,702	4,648
Debt transaction costs	369	—
Total deferred tax assets	371,721	370,359
Deferred tax liabilities:
Prepaid expenses	(1,264)	(1,249)
Depreciation and amortization	(85,261)	(81,167)
Intangible assets	(5,876)	(6,522)
Right-of-use assets	(267,696)	(255,256)
Goodwill	(48,865)	(43,488)
Debt transaction costs	—	(1,231)
Other	(1,360)	(1,228)
Total deferred tax liabilities	(410,322)	(390,141)
Net deferred tax assets (liabilities)	$(38,601)	$(19,782)
We have net operating loss carryforwards of $145.0 million for federal income tax purposes, which carries forward indefinitely. There are also net operating loss carryforwards of $18.0 million for state income tax purposes, which begin to expire in 2029. Based on our analysis, our projected net operating losses to be utilized in future years will not be affected by this annual limitation.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective positive evidence was the cumulative income incurred over the three-year period ended December 30, 2023. Based on our current assessment, we anticipate it is more likely than not that we will generate sufficient taxable income to realize all of our material deferred tax assets. As such we did not record a valuation allowance against these material deferred tax assets as of December 30, 2023.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our consolidated statements of operations and comprehensive income and include accrued interest and penalties with the related income tax liability on our consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of December 30, 2023 and December 31, 2022, respectively, and do not anticipate having any material uncertain tax positions within the next 12 months.
We are subject to taxation in the United States and various state jurisdictions. As of December 30, 2023, our tax returns remain open to examination by the tax authorities for tax years 2012 to 2022 for U.S. federal and for various state jurisdictions.

NOTE 11—Related Party Transactions
Related Party Leases
As of December 30, 2023 and December 31, 2022, we leased 14 and 15 store locations, respectively, and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of our Board of Directors (and formerly our Chief Executive Officer until December 31, 2022), and MacGregor Read, Jr., who served as Vice Chairman of our Board of Directors until September 1, 2022, or their respective families, had a direct or indirect financial interest. As of December 30, 2023, the right-of-use assets and lease liabilities related to these properties was $42.6 million and $47.6 million, respectively. As of December 31, 2022, the right-of-use assets and lease liabilities related to these properties was $40.5 million and $45.5 million, respectively. These related parties received aggregate lease payments from us of $6.8 million, $6.8 million, and $6.1 million for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $59.2 million and $48.1 million as of December 30, 2023 and December 31, 2022, respectively. See NOTE 2—Independent Operator Notes and Independent Operator Receivables, for additional information.

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

NOTE 13—Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Numerator
Net income and comprehensive income	$79,437	$65,052	$62,310
Denominator
Weighted-average shares outstanding - basic	98,709	96,812	95,725
Effect of dilutive options	1,760	2,813	3,564
Effect of dilutive RSUs and PSUs	362	537	129
Weighted-average shares outstanding - diluted (1)	100,831	100,162	99,418
Earnings per share:
Basic	$0.80	$0.67	$0.65
Diluted	$0.79	$0.65	$0.63
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

The following weighted-average common share equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
RSUs	34	98	11

NOTE 14—Subsequent Event
On February 14, 2024, Grocery Outlet Inc., our wholly owned subsidiary, entered into a Stock Purchase Agreement (the "Purchase Agreement") with BBGO Acquisition, Inc., a Delaware corporation ("Holdings"), specified parties therein that beneficially own Holdings (the "Sellers"), and Southvest Fund VII, L.P., a Delaware limited partnership (the "Sellers' Representative", and together with the Sellers, the "Seller Parties" and, together with Holdings and Grocery Outlet Inc., the "Parties") to acquire all of the issued and outstanding capital stock of Holdings for approximately $62.0 million in cash, subject to customary purchase price adjustments (the "Transaction"). We expect to finance the Transaction with available cash.
Holdings is the owner of all of the issued and outstanding capital stock of The Bargain Barn, Inc., a Tennessee corporation doing business as United Grocery Outlet ("United Grocery Outlet"). United Grocery Outlet operates 40 discount grocery stores across six states in the southeastern United States.
The Purchase Agreement contains customary representations, warranties and covenants of each of the Seller Parties and Grocery Outlet. The Parties have agreed to a representation and warranty insurance policy for the benefit of Grocery Outlet regarding specified breaches of representations and warranties, subject to specified exclusions and deductibles. The obligations of the Parties to consummate the Transaction are subject to the satisfaction or waiver of customary closing conditions. The Transaction is expected to close early in the second quarter of fiscal 2024.
The Purchase Agreement may be terminated at any time prior to closing by mutual written consent of the Parties, or by either Grocery Outlet or the Sellers (i) if the closing has not occurred on or prior to April 10, 2024, (ii) if the other party materially breaches or fails to perform under the Purchase Agreement and fails to timely cure, or (iii) if the Transaction is prohibited by a governmental entity or by applicable law. Until the closing of the Transaction or the earlier termination of the Purchase Agreement, the Sellers are subject to restrictive covenants regarding an alternative transaction.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting, described below, as of December 30, 2023. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Rule 13a-15(f) of the Exchange Act. The Company's management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). In connection with this assessment, the Company’s management identified deficiencies in the design and operating effectiveness of controls in its internal control over financial reporting related to certain information technology general computer controls ("ITGC’s"). The replacement of components of our enterprise resource planning system in late August 2023 led to a significant increase in the volume of transactions across user access, program change management, and IT operations for which our existing controls were not designed to address. As a result, certain of the Company’s related business controls that are dependent upon the affected ITGC’s were also deemed ineffective. We did not identify any misstatements to the consolidated financial statements as of and for the year ended December 30, 2023 because of these control deficiencies. However, the pervasive impact of these control deficiencies to the Company's internal control over financial reporting created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent a material weakness in our internal control over financial reporting and, as such, our internal control over financial reporting was not effective as of December 30, 2023.
Deloitte & Touche LLP, an independent registered public accounting firm, who audited the fiscal 2023 consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse report on the Company’s internal control over financial reporting reflecting this material weakness as of December 30, 2023 as stated in its report which is set forth below.
Remediation Plan
Management is in the process of establishing a remediation plan and expects its remediation efforts will involve implementing additional controls or a redesign of controls to ensure that user access, program change management and IT operations controls are designed and operating effectively. These remediation efforts began during the fiscal quarter ended December 30, 2023 and are expected to be completed during the fiscal year ending December 28, 2024.
Changes in Internal Control over Financial Reporting
Other than the material weakness described above, which was identified by management as part of the Company annual assessment of internal control over financial reporting, during the fiscal quarter ended December 30, 2023, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Grocery Outlet Holding Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Grocery Outlet Holding Corp. and subsidiaries (the "Company") as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

General Information Technology Controls (GITCs)
The Company identified deficiencies in the design and operating effectiveness of controls in its internal control over financial reporting related to certain information technology general computer controls ("ITGC's"). The replacement of components of the Company's enterprise resource planning system in late August 2023 led to a significant increase in the volume of transactions across user access, program change management, and IT operations for which their existing controls were not designed to address. As a result, certain of the Company's related business controls that are dependent upon the affected ITGC's were also deemed ineffective. The Company concluded that the pervasive impact of these control deficiencies to the Company's internal control over financial reporting created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.
The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 30, 2023, of the Company, and this report does not affect our report on such financial statements.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2024

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
During the 13 weeks ended December 30, 2023, none of our directors or Officers (as such term is defined under Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference from sections entitled "Corporate Governance and Board Matters," "Executive Officers," "Proposals for Consideration at Annual Meeting – Proposal 1 – Election of Class II Directors" and "Additional Information" in our definitive Proxy Statement related to the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year ended December 30, 2023 (the "2024 Proxy Statement").
There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from sections entitled "Compensation Discussion and Analysis," "Named Executive Officer Compensation Tables" (excluding the information under the subheading "Pay Versus Performance"), "Corporate Governance and Board Matters – Director Compensation," "Corporate Governance and Board Matters – Board of Directors – Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our 2024 Proxy Statement. However, the Compensation Committee Report included in such 2024 Proxy Statement shall not be deemed "filed" with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference from sections entitled "Security Ownership of Certain Beneficial Owners and Management," and "Securities Authorized for Issuance Under Equity Compensation Plans" in our 2024 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference from sections entitled "Certain Relationships and Related Party Transactions," and "Corporate Governance and Board Matters – Board of Directors – Director Independence" in our 2024 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference from the section entitled "Other Audit and Risk Committee Matters" in our 2024 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at "Item 8. Financial Statements and Supplementary Data."
2. Financial Statement Schedules
All schedules have been omitted because they are either not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is included elsewhere in this Annual Report on Form 10-K.
3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	8-K	001-38950	6/10/2022	3.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	8-K	001-38950	4/8/2022	3.1
4.1	Form of Stock Certificate for Common Stock	S-1/A	333-231428	6/10/2019	4.1
4.2	Amended and Restated Stockholders Agreement by and among Grocery Outlet Holding Corp. and the other parties named therein	10-K	001-38950	3/25/2020	4.2
4.3	Description of Grocery Outlet Holding Corp.'s Securities	10-K	001-38950	3/1/2023	4.3
10.1†	Globe Holding Corp. 2014 Stock Incentive Plan	S-1/A	333-231428	5/22/2019	10.13
10.2†	Amended and Restated Time Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Eric J. Lindberg, Jr.), dated October 21, 2014	S-1/A	333-231428	5/22/2019	10.15
10.3†	Form of Performance Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Charles C. Bracher, Robert J. Sheedy, Jr., Steven K. Wilson)	S-1/A	333-231428	5/22/2019	10.16
10.4†	Form of Time Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Charles C. Bracher, Robert J. Sheedy, Jr., Steven K. Wilson)	S-1/A	333-231428	5/22/2019	10.17
10.5†	Grocery Outlet Holding Corp. 2019 Incentive Plan	S-1/A	333-231428	6/10/2019	10.18
10.6†	Form of Nonqualified Option Grant and Award Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan)	S-1/A	333-231428	6/10/2019	10.19
10.7†	2021 Form of Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-K	001-38950	3/2/2021	10.32
10.8†	2021 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-K	001-38950	3/2/2021	10.33
10.9†	Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective October 2021)	10-K	001-38950	3/2/2022	10.29
10.10†	Form of Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective October 2021)	10-K	001-38950	3/2/2022	10.30
10.11†	2023 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-Q	001-38950	5/10/2023	10.8
10.12†	Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (CEO Form)	10-K	001-38950	3/1/2023	10.34

10.13†	Form of Restricted Stock Unit Grant and Agreement for Non-Employee Directors (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective June 2023)	10-Q	001-38950	8/9/2023	10.1
10.14†	Non-Employee Director Compensation Policy (as amended November 2, 2022 and as effective January 1, 2023)	8-K	001-38950	11/8/2022	10.2
10.15†	Grocery Outlet Holding Corp. Directors Deferral Plan	10-Q	001-38950	11/10/2020	10.1
10.16†	Grocery Outlet Holding Corp. Executive Severance Plan	10-Q	001-38950	11/10/2020	10.2
10.17†	Grocery Outlet Inc. 2019 Annual Incentive Plan (Amended and Restated Effective August 24, 2023)	10-Q	001-38950	11/8/2023	10.1
10.18†	Employment Agreement, effective January 1, 2023, by and among Robert J. Sheedy, Jr., Grocery Outlet Inc. and Grocery Outlet Holding Corp.	8-K	001-38950	11/8/2022	10.1
10.19†	Form of Indemnification Agreement between Grocery Outlet Holding Corp. and directors and executive officers of Grocery Outlet Holding Corp.	S-1/A	333-231428	6/10/2019	10.31
10.20	Credit Agreement, dated as of February 21, 2023, by and among Grocery Outlet Holding Corp., the Lenders and Letter of Credit Issuers from time to time party thereto, and Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swingline Lender., the Lenders and Letter of Credit Issuers from time to time party thereto, and Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swingline Lender.	8-K	001-38950	2/23/2023	10.1
10.21	Pledge and Security Agreement, dated as of February 21, 2023, among Grocery Outlet Holding Corp., the subsidiaries of Grocery Outlet Holding Corp. from time to time party thereto and Bank of America, N.A., as Collateral Agent	10-Q	001-38950	5/10/2023	10.2
10.22	Copyright Security Agreement, dated as of February 21, 2023, among Grocery Outlet Inc. and Bank of America, N.A., as Collateral Agent	10-Q	001-38950	5/10/2023	10.3
10.23	Trademark Security Agreement, dated as of February 21, 2023, among Grocery Outlet Inc. and Bank of America, N.A., as Collateral Agent	10-Q	001-38950	5/10/2023	10.4
10.24	Guarantee, dated as of February 21, 2023, among Grocery Outlet Holding Corp., the subsidiaries of Grocery Outlet Holding Corp. from time to time party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent	10-Q	001-38950	5/10/2023	10.5
21.1*	Subsidiary of the Registrant
23.1*	Consent of Deloitte and Touche LLP
24.1*	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†*	Grocery Outlet Holding Corp. Incentive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and included as Exhibit 101.
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grocery Outlet Holding Corp.

Date:	February 28, 2024	By:	/s/ Robert J. Sheedy, Jr.
Robert J. Sheedy, Jr. President and Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitute and appoint Robert J. Sheedy, Jr., Lindsay E. Gray and Luke D. Thompson, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Sheedy, Jr.	President and Chief Executive Officer; Director (Principal Executive Officer)	February 28, 2024
Robert J. Sheedy, Jr.

/s/ Charles C. Bracher	Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Charles C. Bracher

/s/ Lindsay E. Gray	Senior Vice President, Accounting (Principal Accounting Officer)	February 28, 2024
Lindsay E. Gray

/s/ Eric J. Lindberg, Jr.	Director, Chairman of the Board	February 28, 2024
Eric J. Lindberg, Jr.

/s/ Erik D. Ragatz	Lead Independent Director	February 28, 2024
Erik D. Ragatz

/s/ Kenneth W. Alterman	Director	February 28, 2024
Kenneth W. Alterman

/s/ John E. Bachman	Director	February 28, 2024
John E. Bachman

/s/ Mary Kay Haben	Director	February 28, 2024
Mary Kay Haben

/s/ Thomas F. Herman	Director	February 28, 2024
Thomas F. Herman

/s/ Carey F. Jaros	Director	February 28, 2024
Carey F. Jaros

/s/ Gail Moody-Byrd	Director	February 28, 2024
Gail Moody-Byrd

/s/ Jeffrey R. York	Director	February 28, 2024
Jeffrey R. York