Form 10-Q
period 2024-03-30
Grocery Outlet Holding Corp.
filed 2024-05-08
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 2, 2024, the registrant had 99,861,691 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q" or "report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, our acquisition and integration of United Grocery Outlet, business and market trends, macroeconomic and geopolitical conditions, and the sufficiency of our cash balances, working capital and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, and as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"), including this report. We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 30, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$66,885	$114,987
Independent operator receivables and current portion of independent operator notes, net of allowance $4,744 and $5,092	13,347	14,943
Other accounts receivable, net of allowance $32 and $2	5,484	4,185
Merchandise inventories	362,730	349,993
Prepaid expenses and other current assets	29,954	32,443
Total current assets	478,400	516,551
Independent operator notes and receivables, net of allowance $11,263 and $11,059	28,236	28,134
Property and equipment, net	680,614	642,462
Operating lease right-of-use assets	949,065	945,710
Intangible assets, net	80,189	78,556
Goodwill	747,943	747,943
Other assets	10,084	10,230
Total assets	$2,974,531	$2,969,586
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$223,710	$209,354
Accrued and other current liabilities	63,064	66,655
Accrued compensation	11,389	24,749
Current portion of long-term debt	5,625	5,625
Current lease liabilities	63,932	63,774
Income and other taxes payable	14,340	13,808
Total current liabilities	382,060	383,965
Long-term debt, net	285,331	287,107
Deferred income tax liabilities, net	36,909	38,601
Long-term lease liabilities	1,043,715	1,038,307
Other long-term liabilities	1,943	2,267
Total liabilities	1,749,958	1,750,247
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 100,147,065 and 99,223,863 shares issued and outstanding, respectively	100	99
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	883,534	877,276
Retained earnings	340,939	341,964
Total stockholders' equity	1,224,573	1,219,339
Total liabilities and stockholders' equity	$2,974,531	$2,969,586
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Net sales	$1,036,944	$965,467
Cost of sales	732,999	664,924
Gross profit	303,945	300,543
Selling, general and administrative expenses	303,382	267,725
Operating income	563	32,818
Other expenses:
Interest expense, net	3,176	5,919
Loss on debt extinguishment and modification	—	5,340
Total other expenses	3,176	11,259
Income (loss) before income taxes	(2,613)	21,559
Income tax expense (benefit)	(1,588)	7,839
Net income (loss) and comprehensive income (loss)	$(1,025)	$13,720
Basic earnings (net loss) per share	$(0.01)	$0.14
Diluted earnings (net loss) per share	$(0.01)	$0.14
Weighted average shares outstanding:
Basic	99,520	97,920
Diluted	99,520	100,569
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of December 30, 2023	99,223,863	$99	$877,276	$341,964	$1,219,339
Exercise and vesting of share-based awards	1,124,005	1	3,441	—	3,442
Share-based compensation expense	—	—	8,142	—	8,142
Repurchase of common stock	(200,803)	—	(5,325)	—	(5,325)
Net loss and comprehensive loss	—	—	—	(1,025)	(1,025)
Balance as of March 30, 2024	100,147,065	$100	$883,534	$340,939	$1,224,573
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
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income (loss)	$(1,025)	$13,720
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	20,955	18,309
Amortization of intangible and other assets	3,934	2,366
Amortization of debt issuance costs and debt discounts	228	401
Non-cash rent	922	1,144
Loss on debt extinguishment and modification	—	5,340
Share-based compensation	8,142	6,676
Provision for independent operator and other accounts receivable reserves	583	1,369
Deferred income taxes	(1,692)	6,130
Other	364	105
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	1,241	(2,008)
Merchandise inventories	(12,737)	17,922
Prepaid expenses and other assets	2,305	(397)
Income and other taxes payable	532	1,217
Trade accounts payable, accrued compensation and other liabilities	(17,432)	11,343
Operating lease liabilities	1,521	3,995
Net cash provided by operating activities	7,841	87,632
Cash flows from investing activities:
Advances to independent operators	(3,132)	(1,547)
Repayments of advances from independent operators	1,503	2,010
Purchases of property and equipment	(46,266)	(32,894)
Proceeds from sales of assets	—	20
Investments in intangible assets and licenses	(2,992)	(7,936)
Net cash used in investing activities	(50,887)	(40,347)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,442	204
Proceeds from senior term loan due 2028	—	300,000
Proceeds from revolving credit facility	—	25,000
Principal payments on senior term loan due 2025	—	(385,000)
Principal payments on senior term loan due 2028	(1,875)	—
Principal payments on finance leases	(382)	(320)
Repurchase of common stock	(6,241)	(3,275)
Debt issuance costs paid	—	(4,507)
Net cash used in financing activities	(5,056)	(67,898)
Net decrease in cash and cash equivalents	(48,102)	(20,613)
Cash and cash equivalents at beginning of period	114,987	102,728
Cash and cash equivalents at end of period	$66,885	$82,115
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiary, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. As of March 30, 2024, we had 474 stores throughout California, Washington, Oregon, Pennsylvania, Idaho, Nevada, Maryland, New Jersey and Ohio.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission (the "SEC") for interim reporting. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the "2023 Form 10-K"). The condensed consolidated balance sheet as of December 30, 2023 included herein has been derived from those audited consolidated financial statements.
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
There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 30, 2024 or December 30, 2023. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the 13 weeks ended March 30, 2024.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	March 30, 2024		December 30, 2023
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Senior term loans (Level 2)	$290,956	$292,500	$292,732	$294,375
_______________________
(1)The carrying amounts of the senior term loans as of March 30, 2024 and December 30, 2023 were net of debt issuance costs of $1.5 million and $1.6 million, respectively.
(2)The estimated fair value of our current senior term loan borrowings under the 2023 Credit Agreement, as defined in Note 3, was deemed to approximate the carrying value, excluding unamortized debt issuance costs, because the interest rate is variable with short reset periods and is reflective of the current market rate.

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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of March 30, 2024 and December 30, 2023.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $2.3 million and $3.2 million as of March 30, 2024 and December 30, 2023, respectively. Breakage amounts were immaterial for the 13 weeks ended March 30, 2024 and April 1, 2023.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Perishable (1)	$380,265	$345,839
Non-perishable (2)	656,679	619,628
Total net sales	$1,036,944	$965,467
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
We had 472, 466 and 441 stores operated by IOs as of March 30, 2024, December 30, 2023 and April 1, 2023, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.

As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $1.0 billion and $951.6 million for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in selling, general and administrative expenses. IO commissions were $160.8 million and $145.2 million for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively. IO commissions of $13.9 million and $21.7 million were included in accrued and other current liabilities as of March 30, 2024 and December 30, 2023, respectively.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $57.6 million and $59.2 million as of March 30, 2024 and December 30, 2023, respectively. See Note 2 for additional information.
Recently Adopted Accounting Standards
No recently adopted accounting pronouncements had a material effect in our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
Accounting Standards Update ("ASU") No. 2023-07 — In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We will adopt ASU 2023-07 upon the effective date and are currently evaluating the impact on our consolidated financial statements and disclosures.
ASU No. 2023-09 — In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"). ASU 2023-09 requires public entities’ to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We will adopt ASU 2023-09 upon the effective date and are currently evaluating the impact on our consolidated financial statements and disclosures.
Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 5.50% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $2.0 million and $1.8 million as of March 30, 2024 and December 30, 2023, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of March 30, 2024 or December 30, 2023. Notes and receivables from our IOs participating in our Temporary Commission Adjustment Program ("TCAP"), as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
The allowance is estimated using an expected loss framework, which includes information about past events, current conditions, and reasonable and supportable forecasts that impact the collectibility of the reported amounts of the assets over their lifetime. The allowance is evaluated on a collective basis for assets with shared risk characteristics and credit quality indicators. The primary shared risk characteristic and credit quality indicator pools that we use as a basis for collective evaluation include:
•TCAP — Includes the notes and receivables from IOs with stores that have been open for more than 18 months that are participating in our TCAP as of the end of each reporting period. TCAP allows us to provide a greater commission to participating IOs who require assistance in meeting their working capital needs for various reasons, such as new or increased competition or differences in IO skills and experience.
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
Amounts due from IOs and the related allowances as of March 30, 2024 and December 30, 2023 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
March 30, 2024
Independent operator notes	$41,276	$(713)	$(10,665)	$29,898	$1,662	$28,236
Independent operator receivables	16,314	(4,031)	(598)	11,685	11,685	—
Total	$57,590	$(4,744)	$(11,263)	$41,583	$13,347	$28,236

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
December 30, 2023
Independent operator notes	$41,123	$(754)	$(10,435)	$29,934	$1,800	$28,134
Independent operator receivables	18,105	(4,338)	(624)	13,143	13,143	—
Total	$59,228	$(5,092)	$(11,059)	$43,077	$14,943	$28,134

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Beginning balance	$16,151	$14,747
Provision for IO notes and IO receivables reserves	553	1,348
Write-off of uncollectible for IO notes and IO receivables	(697)	(138)
Ending Balance	$16,007	$15,957

The following table presents the outstanding gross balance of IO notes by fiscal year of origination and credit quality indicator as of March 30, 2024 (amounts in thousands):

	Fiscal Year of Origination
Credit Quality Indicator	2024 (YTD)	2023	2022	2021	2020	Prior	Total
TCAP	$541	$3,356	$6,979	$3,383	$1,875	$1,392	$17,526
Non-TCAP	831	3,828	3,542	3,478	2,276	2,460	16,415
New store	1,381	4,637	1,317	—	—	—	7,335
Total	$2,753	$11,821	$11,838	$6,861	$4,151	$3,852	$41,276
TCAP IO Notes
Notes of IOs participating in our TCAP represented 53.3% and 51.6% of total IO note balances as of March 30, 2024 and December 30, 2023, respectively.
A total of $1.2 million of IO notes were added into our TCAP during the 13 weeks ended March 30, 2024. The weighted average contractual interest rate of such IO notes during that period was reduced from 9.95% and, as of March 30, 2024, was 5.50%. In addition, $0.2 million of IO notes were transferred from TCAP to Non-TCAP during the 13 weeks ended March 30, 2024.
Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	March 30, 2024	December 30, 2023
2023 Credit Agreement:
Senior term loan due 2028	$292,500	$294,375
Long-term debt, gross	292,500	294,375
Less: Unamortized debt issuance costs	(1,544)	(1,643)
Long-term debt, less unamortized debt issuance costs	290,956	292,732
Less: Current portion	(5,625)	(5,625)
Long-term debt, net	$285,331	$287,107
2023 Credit Agreement
We are party to a credit agreement, dated February 21, 2023 (the "2023 Credit Agreement"), with Bank of America, N.A., as administrative agent and collateral agent, and a syndicate of lenders that consists of (i) a senior secured term loan facility (the "senior term loan") and (ii) a senior secured revolving credit facility (the "revolving credit facility" and, together with the senior term loan, the "credit facilities") in an aggregate principal amount of $400.0 million. The revolving credit facility includes sub-commitments for $50.0 million letters of credit and $25.0 million of swingline loans.
Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio. As of March 30, 2024, interest on borrowings under the credit facilities was based on one-month Term SOFR with an applicable margin of 2.00%.
The 2023 Credit Agreement permits us to add incremental term loan facilities, increase any existing term loan facility, increase revolving commitments, and/or add incremental replacement revolving credit facility tranches. The aggregate principal amount of such incremental facilities are limited to (a) an amount not in excess of the sum of the greater of $200.0 million and 100% of Consolidated EBITDA (as defined in the 2023 Credit Agreement), subject to certain limitations, plus (b) voluntary prepayments of any term loan facility, voluntary permanent reductions of the commitments for the revolving credit facility and voluntary prepayments of indebtedness secured by liens on the collateral securing the credit facilities, subject to certain exceptions, plus (c) an amount such that (assuming that the full amount of any such incremental revolving increase and/or incremental replacement revolving credit facility was drawn, and after giving effect to any appropriate pro forma adjustment events) we would be in compliance, on a pro forma basis (but excluding the cash proceeds of such incurrence), with a Total Net Leverage Ratio of 3.00 to 1.00.
Our obligations under the 2023 Credit Agreement are unconditionally guaranteed by the Company’s wholly owned restricted subsidiaries, subject to certain exceptions. All obligations under the 2023 Credit Agreement, and the guarantee of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of the Company’s assets and those of each subsidiary guarantor.
The 2023 Credit Agreement requires us to make scheduled amortization payments of the senior term loan. We may voluntarily prepay the credit facilities, in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in applicable cases.
Senior Term Loan due 2028
The senior term loan under the 2023 Credit Agreement matures on February 21, 2028 and had an interest rate of 7.43% as of March 30, 2024.
Revolving Credit Facility
As of March 30, 2024 we had $4.2 million of outstanding letters of credit and $395.8 million of remaining borrowing capacity available under the revolving credit facility, which matures on February 21, 2028. The interest rate on the revolving credit facility was 7.43% as of March 30, 2024. No amounts were outstanding under the revolving credit facility as of March 30, 2024 and December 30, 2023. $25.0 million of principal on the revolving credit facility was borrowed at closing on February 21, 2023 and was subsequently repaid on April 21, 2023. Subsequent to March 30, 2024, in April 2024, $80.0 million of principal was borrowed from the revolving credit facility.
We are required to pay a quarterly commitment fee ranging from 0.15% to 0.30% on the daily unused amount of the commitment under the revolving credit facility based upon our Total Net Leverage Ratio. We are also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility.
Debt Covenants
The 2023 Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The 2023 Credit Agreement contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to the borrower. The 2023 Credit Agreement also contains financial performance covenants requiring us to satisfy a maximum total net leverage ratio test and a minimum interest coverage ratio test as of the last day of each fiscal quarter. The maximum total net leverage ratio test requires us to be in compliance with a Total Net Leverage Ratio no greater than 3.50 to 1.00 as of the last day of each test period ending prior to the test period ending on or about December 31, 2025, and no greater than 3.25 to 1.00 as of the last day of each test period ending thereafter, subject to certain adjustments set forth in the 2023 Credit Agreement. The minimum interest coverage ratio test requires us to be in compliance with a Consolidated Interest Coverage Ratio (as defined in the 2023 Credit Agreement) of no less than 1.75 to 1.00 as of the last day of each test period.
As of March 30, 2024, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of March 30, 2024 are as follows (amounts in thousands):

Remainder of fiscal 2024	$3,750
Fiscal 2025	15,000
Fiscal 2026	15,000
Fiscal 2027	15,000
Fiscal 2028	243,750
Thereafter	—
Total	$292,500
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Interest on loans	$5,678	$7,107
Amortization of debt issuance costs and debt discounts	228	401
Interest on finance leases	95	72
Interest income	(2,492)	(1,661)
Capitalized interest	(333)	—
Interest expense, net	$3,176	$5,919
Loss on Debt Extinguishment and Modification
Loss on debt extinguishment and modification consisted of the following (amounts in thousands):

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Write off of debt issuance costs	$—	$4,518
Write off of debt discounts	—	578
Debt modification costs	—	244
Loss on debt extinguishment and modification	$—	$5,340
Note 4. Stockholders' Equity
Share Repurchase Program
In November 2021, our Board of Directors approved a share repurchase program. This program, effective November 5, 2021 and without an expiration date, authorizes us to repurchase up to $100.0 million of our outstanding common stock utilizing a variety of methods including open-market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and under a Rule 10b5-1 plan (which would permit shares to be repurchased when we might otherwise be precluded from doing so under securities laws). Any repurchased shares are constructively retired and returned to an unissued status.
During the 13 weeks ended March 30, 2024, we repurchased 200,803 shares of common stock totaling $5.3 million at an average price of $26.52 per share in open-market transactions pursuant to a Rule 10b5-1 plan.
During the 13 weeks ended April 1, 2023, we repurchased 122,862 shares of common stock totaling $3.3 million at an average price of $26.66 per share in open-market transactions pursuant to a Rule 10b5-1 plan.
As of March 30, 2024, we had $84.4 million of repurchase authority remaining under the share repurchase program.
Note 5. Share-based Awards
For a discussion of our share-based incentive plans, refer to Note 8 of our 2023 Form 10-K.
Share-based Award Activity

The following table summarizes stock option activity under all equity incentive plans during the 13 weeks ended March 30, 2024:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 30, 2023	2,091,523	$12.97	227,605	$6.62
Exercised	(453,640)	7.34	(29,775)	3.81
Options outstanding as of March 30, 2024	1,637,883	$14.53	197,830	$7.05
Options vested and exercisable as of March 30, 2024	1,627,850	$14.53	197,830	$7.05
The following table summarizes restricted stock unit ("RSU") activity under all equity incentive plans during the 13 weeks ended March 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 30, 2023	857,820	$28.82
Granted	575,389	25.79
Vested	(339,198)	29.73
Forfeitures	(4,957)	28.08
Unvested balance as of March 30, 2024	1,089,054	$26.94
The following table summarizes performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the 13 weeks ended March 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 30, 2023	1,753,989	$29.50
Granted (1)	559,861	25.79
Adjustment for expected performance achievement (2)	88,817	27.34
Vested	(301,392)	35.45
Forfeitures	(2,364)	27.77
Unvested balance as of March 30, 2024 (3)	2,098,911	$27.57
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the year-to-date adjustment to previously granted PSUs based on performance expectations as of March 30, 2024.
(3)An additional 648,189 PSUs could potentially be included if the maximum performance level of 200% is reached for all PSUs outstanding as of March 30, 2024.

Share-based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Time-based stock options	$9	$408
RSUs	3,236	2,495
PSUs	4,897	3,773
Share-based compensation expense	$8,142	$6,676
Note 6. Income Taxes
Our income tax expense (benefit) and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Income tax expense (benefit)	$(1,588)	$7,839
Effective income tax rate	(60.8)%	36.4%
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective fiscal quarter. During each interim period, we update the estimated annual effective tax rate. Our effective income tax rate for the 13 weeks ended March 30, 2024 was lower than the combined U.S. federal and state statutory income tax rate primarily due to a pretax book loss combined with excess tax benefits related to the exercise of stock options, partially offset by non-deductible executive compensation under Internal Revenue Code Section 162(m). The decrease in our effective income tax rate for the 13 weeks ended March 30, 2024 compared to the 13 weeks ended April 1, 2023 was primarily driven by a pretax book loss combined with excess tax benefits from the exercise of stock options during the 13 weeks ended March 30, 2024 and excess tax expense related to the vesting of RSUs and PSUs during the 13 weeks ended April 1, 2023.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our condensed consolidated statements of operations and comprehensive income (loss) and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of March 30, 2024 and December 30, 2023, respectively, and do not anticipate having any material uncertain tax positions within the next 12 months.
Note 7. Related Party Transactions
Related Party Leases
As of March 30, 2024 and April 1, 2023, we leased 14 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of our Board of Directors, or his family, had a direct or indirect financial interest. As of March 30, 2024, the right-of-use assets and lease liabilities related to these properties was $41.7 million and $46.7 million, respectively. As of December 30, 2023, the right-of-use assets and lease liabilities related to these properties was $42.6 million and $47.6 million, respectively. These related parties received aggregate lease payments from us of $1.8 million and $1.7 million for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $57.6 million and $59.2 million as of March 30, 2024 and December 30, 2023, respectively. See Note 2 for additional information.

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
Note 9. Earnings (Net Loss) Per Share
The following table sets forth the calculation of basic and diluted earnings (net loss) per share (amounts in thousands, except per share data):

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Numerator
Net income (loss) and comprehensive income (loss)	$(1,025)	$13,720
Denominator
Weighted-average shares outstanding – basic	99,520	97,920
Effect of dilutive options	—	2,122
Effect of dilutive RSUs and PSUs (1)	—	527
Weighted-average shares outstanding – diluted	99,520	100,569
Earnings (net loss) per share:
Basic	$(0.01)	$0.14
Diluted	$(0.01)	$0.14
_______________________
(1)We are required to include in diluted weighted-average shares outstanding contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period.
The following weighted-average common share equivalents were excluded from the calculation of diluted earnings (net loss) per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Time-based stock options	1,136	—
RSUs and PSUs	895	95
Total	2,031	95

Note 10. Subsequent Event
On February 14, 2024, Grocery Outlet Inc., our wholly owned subsidiary, entered into a Stock Purchase Agreement with BBGO Acquisition, Inc., a Delaware corporation ("Holdings"), specified parties therein that beneficially owned Holdings, and Southvest Fund VII, L.P., a Delaware limited partnership, to acquire all of the issued and outstanding capital stock of Holdings (the "Transaction"). On April 1, 2024, the Transaction was completed for the net purchase consideration of approximately $62 million, including cash on hand, and subject to post-closing adjustments.
Holdings is the owner of all of the issued and outstanding capital stock of The Bargain Barn, Inc., a Tennessee corporation doing business as United Grocery Outlet ("United Grocery Outlet"). United Grocery Outlet operated 40 discount grocery stores across six states in the southeastern United States as of March 30, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report, and the audited consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 ("2023 Form 10-K"). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other sections of this report. See "Special Note Regarding Forward-Looking Statements" in this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. Fiscal 2023 ended December 30, 2023. References to the first quarter of fiscal 2024 and the first quarter of fiscal 2023 refer to the 13 weeks ended March 30, 2024 and April 1, 2023, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Entrepreneurial independent operators ("IOs") run our stores and create a neighborhood feel through personalized customer service and a localized product offering. As of March 30, 2024, we had 474 stores in California, Washington, Oregon, Pennsylvania, Idaho, Nevada, Maryland, New Jersey and Ohio.
Macroeconomic Conditions and Recent Developments
Over the past several years, and to a lesser extent recently, our business has been and continues to be impacted by macroeconomic conditions including supply chain and labor challenges, inflation and subsequent disinflation, and changes in consumer behavior, and our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. Furthermore, planned construction and opening of new stores has been, and may continue to be, negatively impacted due to both increased lead times to acquire materials, obtain permits and licenses, hook up utilities as well as higher construction and development related costs. The extent of the continuing impact of these factors on our operational and financial performance will depend on many factors, including certain factors outside of our control.
Our new store growth efforts for fiscal 2024 and beyond are focused on organic growth and new real estate opportunities that align with our long-term geographic expansion and store growth strategies. Complementary growth opportunities may include expanding strategic relationships with large property owners, evaluating acquisitions of opportunistic real estate that become available through consolidation in the retail sector, and exploring strategic regional acquisitions of operating businesses. On February 14, 2024 we entered into a stock purchase agreement to acquire United Grocery Outlet, which included 40 stores in six adjacent states we did not operate in as of such date (Tennessee, North Carolina, Georgia, Alabama, Kentucky and Virginia) and a company-operated distribution center. This transaction closed on April 1, 2024. In addition to the newly acquired United Grocery Outlet stores, we plan to open approximately 18 to 22 stores in fiscal 2024, for a planned total of 58 to 62 net new stores in fiscal 2024. We opened six new stores in the first quarter of fiscal 2024.
In late August 2023, we replaced components of our enterprise resource planning system, including our financial ledger, inventory management platform and product data warehouse system. The implementation of these system upgrades resulted in disruption to our business operations, including ordering and inventory disruptions, as well as payment processing, which adversely impacted our results of operations in fiscal 2023 as well as the first quarter of fiscal 2024, as more fully described below in “Comparison of the 13 weeks ended March 30, 2024 and April 1, 2023." While we have since improved the data visibility to help us manage and forecast the business, some of these disruptions are still ongoing as of the date of this filing and are expected to have negative impacts on our results of operations into the second half of fiscal 2024.

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
First Quarter of Fiscal 2024 Overview
Key financial and operating performance results for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 were as follows:
•Net sales increased 7.4% to $1.04 billion from $965.5 million in the first quarter of fiscal 2023.
•Comparable store sales increased by 3.9%, driven by a 7.0% increase in the number of transactions, partially offset by a 2.9% decrease in average transaction size.
•We opened six new stores, ending the first quarter of fiscal 2024 with 474 stores in nine states.
•Gross margin decreased by 180 basis points to 29.3%, compared to gross margin of 31.1% in the first quarter of fiscal 2023. As previously disclosed, we experienced disruptions as a result of the implementation of new technology platforms in late August 2023. Such disruptions are estimated to have negatively impacted gross margin by 210 basis points in the first quarter of fiscal 2024.
•Selling, general and administrative expenses increased by 13.3% to $303.4 million, or 29.3% of net sales. This includes $12.4 million of commission support we elected to provide our operators in connection with our system upgrades.
•Net loss was $1.0 million, or $(0.01) per share, compared to net income of $13.7 million, or $0.14 per diluted share, in the first quarter of fiscal 2023.
•Adjusted EBITDA(1) decreased 37.5% to $39.4 million compared to $63.1 million in the first quarter of fiscal 2023.
•Adjusted net income(1) decreased 67.4% to $8.8 million, or $0.09 per adjusted diluted share(1), compared to $27.0 million, or $0.27 per adjusted diluted share, in the first quarter of fiscal 2023.
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
We recognize revenues from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Discounts provided to customers by us are recognized at the time of sale as a reduction in net sales as the products are sold. Discounts that are funded solely by IOs are not recognized as a reduction in net sales as the IO bears the incidental costs arising from the discount. We do not accept manufacturer coupons. Net sales consist of net sales from comparable stores, described below under "Operating Metrics and Non-GAAP Financial Measures - Comparable Store Sales," and non-comparable stores. Growth of our net sales is generally driven by expansion of our store base in existing and new markets as well as comparable store sales growth. Net sales are impacted by the spending habits of our customers, product mix and supply, as well as promotional and competitive activities. Our ever-changing selection of offerings across diverse product categories supports growth in net sales by attracting new customers and encouraging repeat visits from our existing customers. The spending habits of our customers are affected by changes in macroeconomic conditions, governmental benefit programs such as the Supplemental Nutrition Assistance Program and discretionary income. Our customers' discretionary income is impacted by wages, fuel and other cost-of-living increases including food-at-home inflation, as well as consumer trends and preferences, which fluctuate depending on the environment. Because we offer a broad selection of merchandise at extreme values, historically our business has benefited from periods of economic uncertainty.

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
Operating Income
Operating income is gross profit less SG&A. Operating income excludes interest expense, net, loss on debt extinguishment and modification and income tax expense (benefit). We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Net sales	$1,036,944	$965,467
Cost of sales	732,999	664,924
Gross profit	303,945	300,543
Selling, general and administrative expenses	303,382	267,725
Operating income	563	32,818
Other expenses:
Interest expense, net	3,176	5,919
Loss on debt extinguishment and modification	—	5,340
Total other expenses	3,176	11,259
Income (loss) before income taxes	(2,613)	21,559
Income tax expense (benefit)	(1,588)	7,839
Net income (loss) and comprehensive income (loss)	$(1,025)	$13,720

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Percentage of net sales (1)
Net sales	100.0%	100.0%
Cost of sales	70.7%	68.9%
Gross profit	29.3%	31.1%
Selling, general and administrative expenses	29.3%	27.7%
Operating income	0.1%	3.4%
Other expenses:
Interest expense, net	0.3%	0.6%
Loss on debt extinguishment and modification	—%	0.6%
Total other expenses	0.3%	1.2%
Income (loss) before income taxes	(0.3)%	2.2%
Income tax expense (benefit)	(0.2)%	0.8%
Net income (loss) and comprehensive income (loss)	(0.1)%	1.4%
_______________________
(1)Components may not sum to totals due to rounding.

Operating Metrics and Non-GAAP Financial Measures
Number of New Stores
The number of new stores reflects the number of stores opened during a particular reporting period. New stores require an initial capital investment from us for store build-outs, fixtures and equipment that we amortize over time as well as cash required for inventory and pre-opening expenses and typically the issuance of IO notes to support IO startup costs.
We expect new store growth to be a very significant and critical driver of our net sales growth over the long term. We lease substantially all of our store locations. Our initial lease terms on stores are typically ten years with options to renew for two or three successive five-year periods.
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
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share
EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are non-GAAP financial measures that are supplemental key metrics used by management and our Board of Directors to assess our financial performance. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are also frequently used by analysts, investors and other interested parties to evaluate us and other companies in our industry. Management believes it is useful to investors and analysts to evaluate these non-GAAP measures on the same basis as management uses to evaluate our operating results. We use these non-GAAP measures to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. In addition, we use adjusted EBITDA to supplement GAAP measures of performance to evaluate our performance in connection with compensation decisions. We believe that excluding items from operating income, net income (loss) and net income (loss) per diluted share that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides additional information for analyzing trends in our business.
We define EBITDA as net income (loss) before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense, loss on debt extinguishment and modification, asset impairment and gain or loss on disposition, acquisition costs and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income (loss) adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for costs related to amortization of purchase accounting assets and deferred financing costs, tax adjustment to normalize the effective tax rate, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted average shares outstanding. These non-GAAP measures may not be comparable to similar measures reported by other companies and have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP measures through the use of various GAAP measures. In the future, we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of these non-GAAP measures should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive such non-GAAP measures.

The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Other Financial and Operations Data
Number of new stores	6	3
Number of stores open at end of period	474	444
Comparable store sales increase (1)	3.9%	12.1%
EBITDA (2)	$25,452	$48,153
Adjusted EBITDA (2)	$39,395	$63,078
Adjusted net income (2)	$8,809	$27,024
_______________________
(1)Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following the store's opening, which is when we believe comparability is achieved.
(2)See "GAAP to Non-GAAP Reconciliations" section below for the applicable reconciliations.

GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income (loss) to EBITDA and adjusted EBITDA, GAAP net income (loss) to adjusted net income, and our GAAP earnings (net loss) per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Net income (loss)	$(1,025)	$13,720
Interest expense, net	3,176	5,919
Income tax expense (benefit)	(1,588)	7,839
Depreciation and amortization expenses	24,889	20,675
EBITDA	25,452	48,153
Share-based compensation expenses (1)	8,142	6,676
Loss on debt extinguishment and modification (2)	—	5,340
Asset impairment and gain or loss on disposition (3)	364	107
Acquisition costs (4)	2,649	—
Other (5)	2,788	2,802
Adjusted EBITDA	$39,395	$63,078

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Net income (loss)	$(1,025)	$13,720
Share-based compensation expenses (1)	8,142	6,676
Loss on debt extinguishment and modification (2)	—	5,340
Asset impairment and gain or loss on disposition (3)	364	107
Acquisition costs (4)	2,649	—
Other (5)	2,788	2,802
Amortization of purchase accounting assets and deferred financing costs (6)	1,322	1,567
Tax adjustment to normalize effective tax rate (7)	(794)	1,592
Tax effect of total adjustments (8)	(4,637)	(4,780)
Adjusted net income	$8,809	$27,024

GAAP earnings (net loss) per share
Basic	$(0.01)	$0.14
Diluted	$(0.01)	$0.14
Adjusted earnings per share
Basic	$0.09	$0.28
Diluted	$0.09	$0.27
Weighted average shares outstanding
Basic	99,520	97,920
Diluted	99,520	100,569
Non-GAAP weighted average shares outstanding
Basic	99,520	97,920
Diluted (9)	101,136	100,569
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
(5)Represents other non-recurring, non-cash or non-operational items, such as technology upgrade implementation costs, certain personnel-related costs, costs related to employer payroll taxes associated with equity awards, store closing costs, legal settlements and other legal expenses, strategic project costs and miscellaneous costs.
(6)Represents the amortization of debt issuance costs as well as the incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, which included trademarks, customer lists, and below-market leases.
(7)Represents adjustments to normalize the effective tax rate for the impact of unusual or infrequent tax items that we do not consider in our evaluation of ongoing performance, including excess tax expenses or benefits related to stock option exercises and vesting of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") that are recorded in earnings as discrete items in the reporting period in which they occur.
(8)Represents the tax effect of the total adjustments. We calculate the tax effect of the total adjustments on a discrete basis excluding any non-recurring and unusual tax items.
(9)To calculate diluted adjusted earnings per share, we adjusted the weighted-average shares outstanding for the dilutive effect of all potential shares of common stock.
Comparison of the 13 weeks ended March 30, 2024 and April 1, 2023 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Net sales	$1,036,944	$965,467	$71,477	7.4%
The increase in net sales for the 13 weeks ended March 30, 2024 compared to the same period in fiscal 2023 was primarily attributable to an increase in comparable store sales as well as non-comparable store net sales growth primarily from the 30 net new stores opened over the last 12 months, partially offset by disruptions related to our aforementioned system upgrades.
Comparable store sales increased 3.9% for the 13 weeks ended March 30, 2024 compared to the same period in fiscal 2023. The increase in comparable store sales for the 13 weeks ended March 30, 2024 was driven by a 7.0% increase in the number of transactions, partially offset by a 2.9% decrease in average transaction size.
Cost of Sales

	13 Weeks Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Cost of sales	$732,999	$664,924	$68,075	10.2%
% of net sales	70.7%	68.9%
The increase in cost of sales for the 13 weeks ended March 30, 2024 compared to the same period in fiscal 2023 was primarily the result of an increase in comparable store sales combined with non-comparable net sales from 30 net new stores opened over the last 12 months as well as by impacts related to our system upgrades.
Cost as a percentage of net sales increased for the 13 weeks ended March 30, 2024 compared to the same period in fiscal 2023 primarily due to inventory management impacts related to our system upgrades, as certain tools we used to manage the business on our legacy system are taking longer to rebuild, which have impacted data visibility.

Gross Profit and Gross Margin

	13 Weeks Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Gross profit	$303,945	$300,543	$3,402	1.1%
Gross margin	29.3%	31.1%
The increase in gross profit for the 13 weeks ended March 30, 2024 compared to the same period in fiscal 2023 was primarily the result of an increase in comparable store sales combined with non-comparable sales from 30 net new stores opened over the last 12 months, partially offset by impacts related to our system upgrades.
Gross margin decreased for the 13 weeks ended March 30, 2024 compared to the same period in fiscal 2023 primarily due to inventory management impacts related to our system upgrades, as certain tools we used to manage the business on our legacy system are taking longer to rebuild, which have impacted data visibility.
Selling, General and Administrative Expenses

	13 Weeks Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
SG&A	$303,382	$267,725	$35,657	13.3%
% of net sales	29.3%	27.7%
The increase in SG&A for the 13 weeks ended March 30, 2024 compared to the same period in fiscal 2023 was driven by $22.7 million in higher store-related expenses and $12.9 million in higher corporate-related expenses. Store-related expenses primarily increased as a result of higher commission payments to IOs, reflecting gross profit growth together with $12.4 million of incremental support we elected to provide to our IOs in connection with our system upgrades, as well as higher store occupancy costs due to 30 net new stores opened over the last 12 months. Corporate-related expenses increased largely due to increased personnel and professional service costs to support our system upgrades and support the continued growth of the business, including the acquisition of United Grocery Outlet, higher marketing expenses largely due to a change in the timing of our spring wine sale and increased corporate-related depreciation and amortization expense driven by investments in general and administrative infrastructure.
As a percentage of net sales, SG&A increased for the 13 weeks ended March 30, 2024 compared to the same period in fiscal 2023 primarily due to the aforementioned factors.
Interest Expense, Net

	13 Weeks Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Interest expense, net	$3,176	$5,919	$(2,743)	(46.3)%
% of net sales	0.3%	0.6%
The decrease in net interest expense for the 13 weeks ended March 30, 2024 compared to the same period in fiscal 2023 was primarily driven by a decrease in principal debt outstanding over the last 12 months combined with increased interest income from higher interest rates on our cash and cash equivalents and IO notes. See Note 3 to the condensed consolidated financial statements for additional information.
Loss on Debt Extinguishment and Modification

	13 Weeks Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Loss on debt extinguishment and modification	$—	$5,340	$(5,340)	(100.0)%
% of net sales	—%	0.6%
During the 13 weeks ended April 1, 2023, we recorded a $5.3 million loss on debt extinguishment related to the payoff of $385.0 million of principal on the senior term loan outstanding under our prior credit facilities.

Income Tax Expense (Benefit)

	13 Weeks Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Income tax expense (benefit)	$(1,588)	$7,839	$(9,427)	(120.3)%
% of net sales	(0.2)%	0.8%
Effective tax rate	(60.8)%	36.4%
During the 13 weeks ended March 30, 2024, we recorded a net income tax benefit of $1.6 million compared to a net income tax expense of $7.8 million for the 13 weeks ended April 1, 2023. This change was primarily the result of a pretax book loss combined with excess tax benefits related to the exercise of stock options, partially offset by non-deductible executive compensation under Internal Revenue Code Section 162(m), during the 13 weeks ended March 30, 2024 and excess tax expense related to the vesting of RSUs and PSUs incurred during the 13 weeks ended April 1, 2023.
Net Income (Loss)

	13 Weeks Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Net income (loss)	$(1,025)	$13,720	$(14,745)	(107.5)%
% of net sales	(0.1)%	1.4%
As a result of the foregoing factors, net income decreased from $13.7 million for the 13 weeks ended April 1, 2023 to a net loss of $1.0 million for the 13 weeks ended March 30, 2024.
Adjusted EBITDA

	13 Weeks Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Adjusted EBITDA	$39,395	$63,078	$(23,683)	(37.5)%
The decrease in adjusted EBITDA for the 13 weeks ended March 30, 2024 compared to the same period in fiscal 2023 was primarily due to the reduction in gross margin and increase in SG&A related expenses, as discussed above.
Adjusted Net Income

	13 Weeks Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Adjusted net income	$8,809	$27,024	$(18,215)	(67.4)%
The decrease in adjusted net income for the 13 weeks ended March 30, 2024 compared to the same period in fiscal 2023 was primarily due to the reduction in gross margin and increase in SG&A related expenses, as discussed above.

Liquidity and Capital Resources
Sources of Liquidity
Based on our current operations and new store growth plans, we expect to satisfy our short-term and long-term cash requirements through a combination of our existing cash and cash equivalents position, funds generated from operating activities, and the borrowing capacity available in the revolving credit facility under our credit agreement, dated as of February 21, 2023 (the "2023 Credit Agreement"). If cash generated from our operations and borrowings under the revolving credit facility are not sufficient or available to meet our liquidity requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders. Additionally, we may seek to take advantage of market opportunities to refinance our existing debt instruments with new debt instruments at interest rates, maturities and terms we deem attractive.
As of March 30, 2024, we had cash and cash equivalents of $66.9 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under the 2023 Credit Agreement. As of March 30, 2024, we had no borrowings outstanding under the revolving credit facility and $4.2 million of outstanding standby letters of credit, resulting in $395.8 million of remaining borrowing capacity available under this revolving credit facility. No amounts were borrowed under this revolving credit facility during the 13 weeks ended March 30, 2024. Subsequent to March 30, 2024, in April 2024, $80.0 million of principal was borrowed from the revolving credit facility.
The senior secured credit facilities of the 2023 Credit Agreement permit us to add incremental term loan facilities, increase any existing term loan facility, increase revolving commitments, and/or add incremental replacement revolving credit facility tranches. The aggregate principal amount of such incremental facilities are limited to (a) an amount not in excess of the sum of the greater of $200.0 million and 100% of Consolidated EBITDA (as defined in the 2023 Credit Agreement), subject to certain limitations, plus (b) voluntary prepayments of any term loan facility, voluntary permanent reductions of the commitments for the revolving credit facility and voluntary prepayments of indebtedness secured by liens on the collateral securing the credit facilities, subject to certain exceptions, plus (c) an amount such that (assuming that the full amount of any such incremental revolving increase and/or incremental replacement revolving credit facility was drawn, and after giving effect to any appropriate pro forma adjustment events) we would be in compliance, on a pro forma basis (but excluding the cash proceeds of such incurrence), with a Total Net Leverage Ratio (as defined in the 2023 Credit Agreement) of 3.00 to 1.00.
We may also, from time to time, at our sole discretion, prepay or retire all or a portion of our outstanding debt.
Material Cash Requirements
Other than the information noted below, there has been no material change in our material cash requirements since the end of fiscal 2023. See our 2023 Form 10-K for additional information.
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the 13 weeks ended March 30, 2024, before the impact of tenant improvement allowances, were $49.3 million, and, net of tenant improvement allowances, were $46.5 million. We currently expect total capital expenditures, net of tenant improvement allowances, to be approximately $175.0 million for fiscal 2024, which includes new store store growth, upgrades to our existing fleet including United Grocery Outlet store capital improvements, as well as ongoing investments in technology, supply chain and infrastructure.
Debt Obligations
The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments of the senior term loan. Such payments total $48.8 million over the remaining term of the senior term loan, with $3.8 million payable over the remainder of fiscal 2024. The remaining senior term loan principal balance will become due in February 2028 at maturity. See Note 3 to our condensed consolidated financial statements for additional information.
Acquisition of United Grocery Outlet
On February 14, 2024, Grocery Outlet Inc., our wholly owned subsidiary, entered into a stock purchase agreement to acquire BBGO Acquisition, Inc., a holding company that owns all of the outstanding capital stock of The Bargain Barn Inc., which does business as United Grocery Outlet, for approximately $62 million, including cash on hand, and subject to customary purchase price adjustments. This transaction closed on April 1, 2024. See Note 10 to our condensed consolidated financial statements for additional information.

Debt Covenants
The 2023 Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The 2023 Credit Agreement contains certain covenants that, among other things, limit the our ability and the ability of our restricted subsidiaries to: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to the borrower. The 2023 Credit Agreement also contains financial performance covenants requiring us to satisfy a maximum total net leverage ratio test and a minimum interest coverage ratio test as of the last day of each fiscal quarter. The maximum total net leverage ratio test requires us to be in compliance with a Total Net Leverage Ratio no greater than 3.50 to 1.00 as of the last day of each test period ending prior to the test period ending on or about December 31, 2025, and no greater than 3.25 to 1.00 as of the last day of each test period ending thereafter, subject to certain adjustments set forth in the 2023 Credit Agreement. The minimum interest coverage ratio test requires us to be in compliance with a Consolidated Interest Coverage Ratio (as defined in the 2023 Credit Agreement) of no less than 1.75 to 1.00 as of the last day of each test period.
As of March 30, 2024, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands, except percentages):

	13 Weeks Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Net cash provided by operating activities	$7,841	$87,632	$(79,791)	(91.1)%
Net cash used in investing activities	(50,887)	(40,347)	(10,540)	26.1%
Net cash used in financing activities	(5,056)	(67,898)	62,842	(92.6)%
Net decrease in cash and cash equivalents	$(48,102)	$(20,613)	$(27,489)	133.4%
Cash Provided by Operating Activities
Net cash provided by operating activities was $7.8 million for the 13 weeks ended March 30, 2024 compared to $87.6 million for the same period in fiscal 2023. The decrease in net cash provided by operating activities of $79.8 million for the 13 weeks ended March 30, 2024 compared to the same period in fiscal 2023 was primarily driven by changes in merchandise inventory levels and accrued expenses combined with lower net income.
Cash Used in Investing Activities
Net cash used in investing activities was $50.9 million for the 13 weeks ended March 30, 2024 compared to $40.3 million for the same period in fiscal 2023. The increase in net cash used in investing activities of $10.5 million for the 13 weeks ended March 30, 2024 compared to the same period in fiscal 2023 was primarily due to increased spending on property and equipment due to higher store count and construction related to future stores.
Cash Used in Financing Activities
Net cash used in financing activities of $5.1 million for the 13 weeks ended March 30, 2024 was primarily due to the repurchase of $5.3 million of our common stock and $1.9 million in scheduled principal payments on the senior term loan under the 2023 Credit Agreement, partially offset by $3.4 million in proceeds from the exercise of stock options. Net cash used in financing activities of $67.9 million for the 13 weeks ended April 1, 2023 was primarily due to the payoff of $385.0 million of principal on the prior senior term loan outstanding under our prior first lien credit facility as well as the repurchase of $3.3 million of our common stock, partially offset by $325.0 million in proceeds from the issuance of the senior term loan and revolving credit facility borrowings under the 2023 Credit Agreement.
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
There have been no material changes to our critical accounting policies and estimates during the 13 weeks ended March 30, 2024 from those disclosed in our 2023 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of March 30, 2024, our outstanding borrowings included $292.5 million from the senior term loan under the 2023 Credit Agreement. As of March 30, 2024, the interest rate on the senior term loan was 7.43% (See Note 3 to our condensed consolidated financial statements for additional information). Based on the outstanding balance and interest rate of the senior term loan as of March 30, 2024, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense, excluding the capitalization of interest, of approximately $2.2 million over the next 12 months.
We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced over the last several years varying levels of inflation and subsequent disinflation, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, increased materials costs to develop new stores, increased SG&A related to personnel, travel, and other operational costs and other disruptions caused by the recent macroeconomic environment. Similarly, our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. Furthermore, our results of operations and financial condition may be materially impacted by inflation in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of March 30, 2024 due to the material weakness in our internal control over financial reporting, as of December 30, 2023. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.
Material Weakness and Remediation Plan
The identified material weakness in internal control over financial reporting as of December 30, 2023 related to deficiencies in the design and operating effectiveness of certain information technology general computer controls ("ITGC's"). In particular, the replacement of components of our enterprise resource planning system in late August 2023 led to a significant increase in the volume of transactions across user access, program change management, and IT operations for which our existing controls for such matters were not designed to address. Further, certain of the Company's related business controls that are dependent upon the affected ITGC's were also deemed ineffective as of December 30, 2023.
Management has established a remediation plan to redesign the user access, program change management and IT operations controls to ensure they are designed and operating effectively. These remediation efforts began during the fiscal quarter ended December 30, 2023 and are expected to be completed during the fiscal year ending December 28, 2024, after the controls have operated for a sufficient period of time and management has concluded through testing that the controls are operating effectively.
We did not identify any material misstatements to the condensed consolidated financial statements as of and for the fiscal quarter ended March 30, 2024 because of these control deficiencies. However, the pervasive impact of these control deficiencies to the Company's internal control over financial reporting creates a reasonable possibility that a material misstatement to the condensed consolidated financial statements would not be prevented or detected on a timely basis.
For further information regarding the identified material weakness, see Part I, Item 1A. "Risk Factors" and Part II, Item 9A. "Controls and Procedures" in our 2023 Form 10-K.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts identified above, during the three months ended, March 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are party to claims, proceedings and litigation that arise in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. Further, no material legal proceedings were terminated, settled or otherwise resolved during the 13 weeks ended March 30, 2024.
SEC regulations require us to disclose information about certain environmental proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, we use a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2023 Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our share repurchase program activity of our common stock for the 13 weeks ended March 30, 2024 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2023 - January 27, 2024	—	$—	—	$89,751
January 28, 2024 - February 24, 2024	—	—	—	89,751
February 25, 2024 - March 30, 2024	200,803	26.52	200,803	84,431
Total first quarter of fiscal 2024	200,803	$26.52	200,803
_______________________
(1)Includes commissions for the shares of our common stock repurchased under the share repurchase programs.
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
Item 5. Other Information
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted or terminated by our directors and Officers (as such term is defined under Section 16 of the Exchange Act) during the 13 weeks ended March 30, 2024, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, referred to as Rule 10b5-1 trading plan:

Name and Position	Date of Adoption of Rule 10b5-1 Trading Plan	Date of Termination of Rule 10b5-1 Trading Plan	Scheduled Expiration of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities to be Purchased or Sold
Eric J. Lindberg, Jr. Chairman of the Board of Directors	8/15/2023	2/29/2024	8/23/2024	Up to 680,000 shares of our common stock upon the exercise of stock options (2)
Steven K. Wilson EVP, Chief Purchasing Officer	8/28/2023	3/18/2024	8/16/2024	Up to 144,666 shares of our common stock (which included 32,017 shares upon the exercise of stock options) (2)
Robert J. Sheedy, Jr. President and Chief Executive Officer; Director	3/4/2024	Not applicable	11/25/2024 (3)	Up to 10,389 shares of our common stock upon the exercise of stock options (3)
_______________________
(1)A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
(2)The stock options included in Mr. Lindberg and Mr. Wilson's 10b5-1 plans had expiration dates of October 21, 2024 and November 25, 2024, respectively.
(3)The stock options included in Mr. Sheedy's 10b5-1 plan have an expiration date of November 25, 2024. Due to the expiration of the stock options on such date, that is the effective termination date of the plan.
During the 13 weeks ended March 30, 2024, none of our directors and Officers (i) adopted a contract, instruction or written plan for the purchase or sale of our securities in any "non-Rule 10b5-1 trading arrangement" or (ii) terminated a contract, instruction or written plan for the purchase or sale of our securities in any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
2.1#*	Stock Purchase Agreement, dated February 14, 2024, by and among Grocery Outlet Inc., BBGO Acquisition, Inc. the sellers party thereto, and Southvest Fund VII, L.P.
3.1	Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	8-K	001-38950	6/10/2022	3.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	8-K	001-38950	4/8/2022	3.1
10.1†*	2024 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)
10.2†	Consulting Agreement, dated February 29, 2024, by and between Charles C. Bracher and Grocery Outlet Inc.	8-K	001-38950	3/1/2024	10.1
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and included as Exhibit 101.
____________________________________

#	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish any omitted schedules or exhibits upon the request of the SEC.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grocery Outlet Holding Corp.
Date:	May 8, 2024	By:	/s/ Lindsay E. Gray
Lindsay E. Gray Interim Chief Financial Officer and Senior Vice President, Accounting (Principal Financial Officer and Principal Accounting Officer)