Form 10-Q
period 2024-06-29
Grocery Outlet Holding Corp.
filed 2024-08-07
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 1, 2024, the registrant had 97,990,326 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q" or "report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, the integration of our recent acquisition of United Grocery Outlet, our enterprise resource planning system upgrades and recent impacts, business and market trends, macroeconomic and geopolitical conditions, and the sufficiency of our cash balances, working capital and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, and as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"), including this report. We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 29, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$67,065	$114,987
Independent operator receivables and current portion of independent operator notes, net of allowance $5,378 and $5,092	12,243	14,943
Other accounts receivable, net of allowance $58 and $2	4,388	4,185
Merchandise inventories	367,313	349,993
Prepaid expenses and other current assets	24,259	32,443
Total current assets	475,268	516,551
Independent operator notes and receivables, net of allowance $11,186 and $11,059	30,675	28,134
Property and equipment, net	712,764	642,462
Operating lease right-of-use assets	998,366	945,710
Intangible assets, net	76,887	78,556
Goodwill	776,832	747,943
Other assets	9,884	10,230
Total assets	$3,080,676	$2,969,586
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$210,231	$209,354
Accrued and other current liabilities	54,304	66,655
Accrued compensation	18,655	24,749
Current portion of long-term debt	5,625	5,625
Current lease liabilities	71,940	63,774
Income and other taxes payable	7,924	13,808
Total current liabilities	368,679	383,965
Long-term debt, net	373,555	287,107
Deferred income tax liabilities, net	41,154	38,601
Long-term lease liabilities	1,075,019	1,038,307
Other long-term liabilities	1,425	2,267
Total liabilities	1,859,832	1,750,247
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 99,154,749 and 99,223,863 shares issued and outstanding, respectively	99	99
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	865,805	877,276
Retained earnings	354,940	341,964
Total stockholders' equity	1,220,844	1,219,339
Total liabilities and stockholders' equity	$3,080,676	$2,969,586
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$1,128,520	$1,010,255	$2,165,464	$1,975,722
Cost of sales	779,280	683,685	1,512,279	1,348,609
Gross profit	349,240	326,570	653,185	627,113
Selling, general and administrative expenses	323,135	290,089	626,517	557,814
Operating income	26,105	36,481	26,668	69,299
Other expenses:
Interest expense, net	5,559	4,766	8,735	10,685
Loss on debt extinguishment and modification	—	—	—	5,340
Total other expenses	5,559	4,766	8,735	16,025
Income before income taxes	20,546	31,715	17,933	53,274
Income tax expense	6,545	7,244	4,957	15,083
Net income and comprehensive income	$14,001	$24,471	$12,976	$38,191
Basic earnings per share	$0.14	$0.25	$0.13	$0.39
Diluted earnings per share	$0.14	$0.24	$0.13	$0.38
Weighted average shares outstanding:
Basic	99,542	98,515	99,531	98,218
Diluted	100,369	100,639	100,753	100,604
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of December 30, 2023	99,223,863	$99	$877,276	$341,964	$1,219,339
Exercise and vesting of share-based awards	1,124,005	1	3,441	—	3,442
Share-based compensation expense	—	—	8,142	—	8,142
Repurchase of common stock	(200,803)	—	(5,325)	—	(5,325)
Net loss and comprehensive loss	—	—	—	(1,025)	(1,025)
Balance as of March 30, 2024	100,147,065	$100	$883,534	$340,939	$1,224,573
Exercise and vesting of share-based awards	112,410	—	302	—	302
Share-based compensation expense	—	—	7,001	—	7,001
Repurchase of common stock	(1,104,726)	(1)	(25,032)	—	(25,033)
Net income and comprehensive income	—	—	—	14,001	14,001
Balance as of June 29, 2024	99,154,749	$99	$865,805	$354,940	$1,220,844
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
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$12,976	$38,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	43,462	36,969
Amortization of intangible and other assets	7,972	4,826
Amortization of debt issuance costs and debt discounts	455	628
Non-cash rent	1,788	2,705
Loss on debt extinguishment and modification	—	5,340
Share-based compensation	15,143	17,981
Provision for independent operator and other accounts receivable reserves	1,947	2,154
Deferred income taxes	2,077	9,938
Other	745	342
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	1,006	(3,395)
Merchandise inventories	(3,112)	13,975
Prepaid expenses and other assets	10,973	(2,657)
Income and other taxes payable	(6,626)	3,486
Trade accounts payable, accrued compensation and other liabilities	(45,210)	20,985
Operating lease liabilities	5,842	5,652
Net cash provided by operating activities	49,438	157,120
Cash flows from investing activities:
Advances to independent operators	(5,541)	(3,540)
Repayments of advances from independent operators	2,692	3,551
Business acquisition, net of cash and cash equivalents acquired	(60,774)	—
Purchases of property and equipment	(85,131)	(66,025)
Proceeds from sales of assets	—	24
Investments in intangible assets and licenses	(6,532)	(12,309)
Proceeds from insurance recoveries - property and equipment	—	215
Net cash used in investing activities	(155,286)	(78,084)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,744	1,578
Tax withholding related to net settlement of employee share-based awards	—	(449)
Proceeds from senior term loan due 2028	—	300,000
Proceeds from revolving credit facility	90,000	25,000
Principal payments on revolving credit facility	—	(25,000)
Principal payments on senior term loan due 2025	—	(385,000)
Principal payments on senior term loan due 2028	(3,750)	(1,875)
Principal payments on finance leases	(794)	(651)
Repurchase of common stock	(31,274)	(3,275)
Dividends paid	—	(9)
Debt issuance costs paid	—	(4,513)
Net cash provided by (used in) financing activities	57,926	(94,194)
Net decrease in cash and cash equivalents	(47,922)	(15,158)
Cash and cash equivalents at beginning of period	114,987	102,728
Cash and cash equivalents at end of period	$67,065	$87,570
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. As of June 29, 2024, we had 524 stores throughout California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Nevada, North Carolina, Maryland, New Jersey, Georgia, Ohio, Alabama, Delaware, Kentucky and Virginia.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission for interim reporting. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the "2023 Form 10-K"). The condensed consolidated balance sheet as of December 30, 2023 included herein has been derived from those audited consolidated financial statements.
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
Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from these estimates depending upon certain risks and uncertainties. Changes in these estimates are recorded when known. We consider our accounting policy relating to long-lived asset impairment to be a significant accounting policy that involves management's estimates and judgments.
Segment Reporting — We manage our business as one operating segment. In addition, all of our sales were made to customers located in the U.S. and all property and equipment is located in the U.S.
Merchandise Inventories — Merchandise inventories are valued at the lower of cost or net realizable value. Cost is primarily determined by the weighted-average cost method for warehouse inventories and the retail inventory method for store inventories. We provide for estimated inventory losses between physical inventory counts based on historical averages. This provision is adjusted periodically to reflect the actual shrink results of the physical inventory counts.
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
There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 29, 2024 or December 30, 2023. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the 26 weeks ended June 29, 2024.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	June 29, 2024		December 30, 2023
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Senior term loan (Level 2)	$289,180	$290,625	$292,732	$294,375
Revolving credit facility (Level 2)	$90,000	$90,000	$—	$—
_______________________
(1)The carrying amounts of the senior term loan as of June 29, 2024 and December 30, 2023 were net of debt issuance costs of $1.4 million and $1.6 million, respectively.
(2)The estimated fair value of our current senior term loan and revolving credit facility borrowings under the 2023 Credit Agreement, as defined in Note 3, was deemed to approximate the carrying value, excluding unamortized debt issuance costs, because the interest rate is variable with short reset periods and is reflective of the current market rate.

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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of June 29, 2024 and December 30, 2023.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $2.0 million and $3.2 million as of June 29, 2024 and December 30, 2023, respectively. Breakage amounts were immaterial for the 13 and 26 weeks ended June 29, 2024 and July 1, 2023.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Perishable (1)	$424,180	$359,770	$804,445	$705,609
Non-perishable (2)	704,340	650,485	1,361,019	1,270,113
Total net sales	$1,128,520	$1,010,255	$2,165,464	$1,975,722
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
We had 481, 466 and 445 stores operated by IOs as of June 29, 2024, December 30, 2023 and July 1, 2023, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.

As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $1.07 billion and $997.2 million for the 13 weeks ended June 29, 2024 and July 1, 2023, respectively, and $2.10 billion and $1.95 billion for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in selling, general and administrative expenses. IO commissions were $167.0 million and $158.2 million for the 13 weeks ended June 29, 2024 and July 1, 2023, respectively, and $327.8 million and $303.4 million for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively. IO commissions of $16.0 million and $21.7 million were included in accrued and other current liabilities as of June 29, 2024 and December 30, 2023, respectively.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $59.5 million and $59.2 million as of June 29, 2024 and December 30, 2023, respectively. See Note 2 for additional information.
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
ASU No. 2023-09 — In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"). ASU 2023-09 requires public entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We will adopt ASU 2023-09 upon the effective date and are currently evaluating the impact on our consolidated financial statements and disclosures.
Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 5.50% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $2.3 million and $1.8 million as of June 29, 2024 and December 30, 2023, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of June 29, 2024 or December 30, 2023. Notes and receivables from our IOs participating in our Temporary Commission Adjustment Program ("TCAP"), as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from IOs and the related allowances as of June 29, 2024 and December 30, 2023 consisted of the following (amounts in thousands):

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
June 29, 2024
Independent operator notes	$43,508	$(632)	$(10,602)	$32,274	$1,599	$30,675
Independent operator receivables	15,974	(4,746)	(584)	10,644	10,644	—
Total	$59,482	$(5,378)	$(11,186)	$42,918	$12,243	$30,675

		Allowance			Current Portion	Long-term Portion
	Gross	Current Portion	Long-term Portion	Net
December 30, 2023
Independent operator notes	$41,123	$(754)	$(10,435)	$29,934	$1,800	$28,134
Independent operator receivables	18,105	(4,338)	(624)	13,143	13,143	—
Total	$59,228	$(5,092)	$(11,059)	$43,077	$14,943	$28,134

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Beginning balance	$16,007	$15,957	$16,151	$14,747
Provision for IO notes and IO receivables reserves	1,338	762	1,891	2,110
Write-off of uncollectible IO notes and IO receivables	(781)	(324)	(1,478)	(462)
Ending Balance	$16,564	$16,395	$16,564	$16,395

The following table presents the outstanding gross balance of IO notes by fiscal year of origination and credit quality indicator as of June 29, 2024 (amounts in thousands):

	Fiscal Year of Origination
Credit Quality Indicator	2024 (YTD)	2023	2022	2021	2020	Prior	Total
TCAP	$1,093	$2,899	$6,037	$2,379	$1,702	$1,392	$15,502
Non-TCAP	2,279	4,008	5,032	4,149	2,349	2,288	20,105
New store	3,880	4,021	—	—	—	—	7,901
Total	$7,252	$10,928	$11,069	$6,528	$4,051	$3,680	$43,508
TCAP IO Notes
Notes of IOs participating in our TCAP represented 50.4% and 51.6% of total IO note balances as of June 29, 2024 and December 30, 2023, respectively.
A total of $0.7 million of IO notes were added into our TCAP during the 13 weeks ended June 29, 2024. The weighted average contractual interest rate of such IO notes during that period was reduced from 9.95% and, as of June 29, 2024, was 5.50%. In addition, $2.2 million of IO notes were transferred from TCAP to Non-TCAP during the 13 weeks ended June 29, 2024.
A total of $1.9 million of IO notes were added into our TCAP during the 26 weeks ended June 29, 2024. The weighted average contractual interest rate of such IO notes during that period was reduced from 9.95% and, as of June 29, 2024, was 5.50%. In addition, $2.4 million of IO notes were transferred from TCAP to Non-TCAP during the 26 weeks ended June 29, 2024.
Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	June 29, 2024	December 30, 2023
2023 Credit Agreement:
Senior term loan due 2028	$290,625	$294,375
Revolving credit facility	90,000	—
Long-term debt, gross	380,625	294,375
Less: Unamortized debt issuance costs	(1,445)	(1,643)
Long-term debt, less unamortized debt issuance costs	379,180	292,732
Less: Current portion	(5,625)	(5,625)
Long-term debt, net	$373,555	$287,107
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

Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio. As of June 29, 2024, interest on borrowings under the credit facilities was based on one-month Term SOFR with an applicable margin of 2.00%.
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
Senior Term Loan due 2028
The senior term loan under the 2023 Credit Agreement matures on February 21, 2028 and had an interest rate of 7.44% as of June 29, 2024.
Revolving Credit Facility
As of June 29, 2024 we had $4.5 million of outstanding letters of credit and $305.5 million of remaining borrowing capacity available under the revolving credit facility, which matures on February 21, 2028. The interest rate on the revolving credit facility was 7.44% as of June 29, 2024. The aggregate outstanding principal balance under the revolving credit facility was $90.0 million and zero as of June 29, 2024 and December 30, 2023, respectively.
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
As of June 29, 2024, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.

Schedule of Principal Maturities
Principal maturities of debt as of June 29, 2024 are as follows (amounts in thousands):

Remainder of fiscal 2024	$1,875
Fiscal 2025	15,000
Fiscal 2026	15,000
Fiscal 2027	15,000
Fiscal 2028	333,750
Thereafter	—
Total	$380,625
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest on loans	$7,089	$5,867	$12,767	$12,974
Amortization of debt issuance costs and debt discounts	227	227	455	628
Interest on finance leases	84	78	179	150
Other	24	—	24	—
Interest income	(1,524)	(1,406)	(4,016)	(3,067)
Capitalized interest	(341)	—	(674)	—
Interest expense, net	$5,559	$4,766	$8,735	$10,685
Loss on Debt Extinguishment and Modification
Loss on debt extinguishment and modification consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Write off of debt issuance costs	$—	$—	$—	$4,518
Write off of debt discounts	—	—	—	578
Debt modification costs	—	—	—	244
Loss on debt extinguishment and modification	$—	$—	$—	$5,340
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
During the 13 weeks ended June 29, 2024, we repurchased 1,104,726 shares of common stock totaling $25.0 million at an average price of $22.66 per share in open-market transactions pursuant to a Rule 10b5-1 plan. During the 26 weeks ended June 29, 2024, we repurchased 1,305,529 shares of common stock totaling $30.4 million at an average price of $23.25 per share in open-market transactions pursuant to a Rule 10b5-1 plan.
During the 13 weeks ended July 1, 2023, we did not repurchase any shares of common stock under the share repurchase program. During the 26 weeks ended July 1, 2023, we repurchased 122,862 shares of common stock totaling $3.3 million at an average price of $26.66 per share in open-market transactions pursuant to a Rule 10b5-1 plan.

As of June 29, 2024, we had $59.4 million of repurchase authority remaining under the share repurchase program.
Note 5. Share-based Awards
For a discussion of our share-based incentive plans, refer to Note 8 of our 2023 Form 10-K.
Share-based Award Activity
The following table summarizes stock option activity under all equity incentive plans during the 26 weeks ended June 29, 2024:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 30, 2023	2,091,523	$12.97	227,605	$6.62
Exercised	(474,341)	7.35	(67,775)	3.81
Options outstanding as of June 29, 2024	1,617,182	$14.62	159,830	$7.82
Options vested and exercisable as of June 29, 2024	1,617,182	$14.62	159,830	$7.82
The following table summarizes restricted stock unit ("RSU") activity under all equity incentive plans during the 26 weeks ended June 29, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 30, 2023	857,820	$28.82
Granted	654,434	25.34
Vested	(404,581)	29.69
Forfeitures	(78,822)	26.97
Unvested balance as of June 29, 2024	1,028,851	$26.41
The following table summarizes performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the 26 weeks ended June 29, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 30, 2023	1,753,989	$29.50
Granted (1)	559,861	25.79
Adjustment for expected performance achievement (2)	121,531	27.29
Vested	(301,392)	35.45
Forfeitures	(149,324)	27.48
Unvested balance as of June 29, 2024 (3)	1,984,665	$27.57
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the year-to-date adjustment to previously granted PSUs based on performance expectations as of June 29, 2024.
(3)An additional 552,008 PSUs could potentially be included if the maximum performance level of 200% is reached for all PSUs outstanding as of June 29, 2024.

Share-based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Time-based stock options	$2	$314	$11	$722
RSUs	3,326	2,695	6,562	5,190
PSUs	3,673	8,287	8,570	12,060
Dividends (1)	—	9	—	9
Share-based compensation expense	$7,001	$11,305	$15,143	$17,981
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with a recapitalization that occurred in fiscal 2018.
Note 6. Income Taxes
Our income tax expense and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Income tax expense	$6,545	$7,244	$4,957	$15,083
Effective income tax rate	31.9%	22.8%	27.6%	28.3%
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective fiscal quarter. During each interim period, we update the estimated annual effective tax rate. Our effective income tax rate for the 13 and 26 weeks ended June 29, 2024 was higher than the combined U.S. federal and state statutory income tax rate primarily due to non-deductible executive compensation under Internal Revenue Code Section 162(m). The increase in our effective income tax rate for the 13 weeks ended June 29, 2024 compared to the 13 weeks ended July 1, 2023 was primarily driven by lower excess tax benefits related to the exercise of stock options. The decrease in our effective income tax rate for the 26 weeks ended June 29, 2024 compared to the 26 weeks ended July 1, 2023 was primarily driven by excess tax benefits related to share-based compensation having a larger impact on the effective tax rate for the 26 weeks ended June 29, 2024 due to decreased pretax book income.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our condensed consolidated statements of operations and comprehensive income and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of June 29, 2024 and December 30, 2023, respectively, and do not anticipate having any material uncertain tax positions within the next 12 months.
Note 7. Related Party Transactions
Related Party Leases
As of June 29, 2024 and July 1, 2023, we leased 14 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of our Board of Directors, or his family, had a direct or indirect financial interest. As of June 29, 2024, the right-of-use assets and lease liabilities related to these properties was $38.9 million and $43.9 million, respectively. As of December 30, 2023, the right-of-use assets and lease liabilities related to these properties was $42.6 million and $47.6 million, respectively. These related parties received aggregate lease payments from us of $1.9 million and $1.7 million for the 13 weeks ended June 29, 2024 and July 1, 2023, respectively, and $3.7 million and $3.4 million for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $59.5 million and $59.2 million as of June 29, 2024 and December 30, 2023, respectively. See Note 2 for additional information.

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
Note 9. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator
Net income and comprehensive income	$14,001	$24,471	$12,976	$38,191
Denominator
Weighted-average shares outstanding – basic	99,542	98,515	99,531	98,218
Effect of dilutive options	759	1,991	948	2,056
Effect of dilutive RSUs and PSUs (1)	68	133	274	330
Weighted-average shares outstanding – diluted	100,369	100,639	100,753	100,604
Earnings per share:
Basic	$0.14	$0.25	$0.13	$0.39
Diluted	$0.14	$0.24	$0.13	$0.38
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
The following weighted-average common share equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
RSUs	818	21	617	58

Note 10. Business Combination
Acquisition of United Grocery Outlet
On February 14, 2024, Grocery Outlet Inc., our wholly owned subsidiary, entered into a Stock Purchase Agreement with BBGO Acquisition, Inc., a Delaware corporation ("Holdings"), specified parties therein that beneficially owned Holdings, and Southvest Fund VII, L.P., a Delaware limited partnership, to acquire all of the issued and outstanding capital stock of Holdings (the "Transaction"). On April 1, 2024, the Transaction was completed for the total purchase consideration of $62.8 million, including $2.0 million of cash and cash equivalents on hand, subject to post-closing adjustments, and was funded with cash on hand.
Holdings is the owner of all of the issued and outstanding capital stock of The Bargain Barn, Inc., a Tennessee corporation doing business as United Grocery Outlet ("United Grocery Outlet"). United Grocery Outlet operated 40 discount grocery stores across six states in the southeastern United States as of April 1, 2024. The acquisition provides us with the opportunity to scale in a new region as well as a platform for future potential expansion in the Southeast.
We accounted for the acquisition as a business combination using the acquisition method of accounting, which requires, among other things, that we allocate the purchase consideration to the identifiable assets acquired and liabilities assumed based on their acquisition-date fair values. The fair values of the acquired assets and assumed liabilities recorded on our condensed consolidated financial statements may be subject to adjustment pending completion of final valuation. These fair value estimates will be reevaluated and adjusted, if needed, during the measurement period of up to one year from the acquisition date, and recorded as adjustments to goodwill.
The following table summarizes the preliminary purchase price allocation recorded for acquired assets and assumed liabilities at the acquisition date (amounts in thousands):

Assets
Cash and cash equivalents	$2,003
Other accounts receivable	148
Merchandise inventories	14,208
Prepaid expenses and other current assets	2,828
Property and equipment, net	6,950
Operating lease right-of-use assets	35,266
Goodwill	28,889
Other assets	422
Total assets acquired	90,714

Liabilities
Trade accounts payable	3,090
Accrued and other current liabilities	434
Accrued compensation	2,693
Current lease liabilities	2,581
Income and other taxes payable	742
Deferred income tax liabilities, net	476
Long-term lease liabilities	17,921
Total liabilities assumed	27,937
Total net assets acquired	$62,777
The goodwill recognized reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. The goodwill will not be deductible for income tax purposes.
During the 26 weeks ended June 29, 2024, we recognized $7.6 million in acquisition and integration costs related to due diligence, legal, other consulting and retention bonus expenses. Such costs were included within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.
Pro forma results are not presented as the impact of this acquisition is not material to our condensed consolidated financial results.

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
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. Fiscal 2023 ended December 30, 2023. References to the second quarter of fiscal 2024 and the second quarter of fiscal 2023 refer to the 13 weeks ended June 29, 2024 and July 1, 2023, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Our stores are primarily run by entrepreneurial independent operators ("IOs") who create a neighborhood feel through personalized customer service and a localized product offering. As of June 29, 2024, we had 524 stores in California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Nevada, North Carolina, Maryland, New Jersey, Georgia, Ohio, Alabama, Delaware, Kentucky and Virginia.
Macroeconomic Conditions and Recent Developments
Over the past several years, and to a lesser extent recently, our business has been and continues to be impacted by macroeconomic conditions including supply chain and labor challenges, inflation and subsequent disinflation, and changes in consumer behavior, and our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. Furthermore, planned construction and opening of new stores has been, and may continue to be, negatively impacted due to both increased lead times to acquire materials, obtain permits and licenses, hook up utilities as well as higher construction and development related costs. Additionally, we have recently experienced increases in promotional and pricing activities from key competitors, putting further pressure on our relative value. In turn, we have been actively negotiating costs and adjusting prices to sharpen our value proposition. The extent of the continuing impact of these factors on our operational and financial performance will depend on many factors, including certain factors outside of our control.
Our new store growth efforts for fiscal 2024 and beyond are focused on organic growth and new real estate opportunities that align with our long-term geographic expansion and store growth strategies. Complementary growth opportunities may include expanding strategic relationships with large property owners, evaluating acquisitions of opportunistic real estate that become available through consolidation in the retail sector, and exploring strategic regional acquisitions of operating businesses. On April, 1 2024, we acquired United Grocery Outlet, which included 40 stores in six adjacent states we did not operate in as of such date (Tennessee, North Carolina, Georgia, Alabama, Kentucky and Virginia) and a company-operated distribution center. Our near-term integration focus is expanding the assortment, investing in store refreshes and new fixtures and introducing some of our marketing programs to the Southeast region. In addition to the newly acquired United Grocery Outlet stores, we plan to open approximately 22 to 24 stores in fiscal 2024, for a planned total of 62 to 64 net new stores in fiscal 2024. Excluding the United Grocery Outlet transaction, we opened 17 new stores and closed one store in the first half of fiscal 2024.
In late August 2023, we replaced components of our enterprise resource planning system, including our financial ledger, inventory management platform and product data warehouse system. The implementation of these system upgrades resulted in disruption to our business operations, including ordering and inventory disruptions, as well as payment processing, which adversely impacted our results of operations in fiscal 2023 as well as the first half of fiscal 2024, as more fully described below in "Comparison of the 13 and 26 weeks ended June 29, 2024 and July 1, 2023." We have since improved the data visibility to help us manage and forecast the business and we do not expect any further disruptions that would result in material negative impacts on our results of operations in the second half of fiscal 2024.
Beginning in the third quarter of fiscal 2024, we will be introducing our private label program to stores. In addition to providing better value and inventory consistency for our customers, our private label products are expected to deliver better margin for us and our IOs. We currently anticipate introducing approximately 100 new private-label SKUs by the end of fiscal 2024.
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
Second Quarter of Fiscal 2024 Overview
Key financial and operating performance results for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 were as follows:
•Net sales increased 11.7% to $1.13 billion from $1.01 billion in the second quarter of fiscal 2023.
•Comparable store sales increased by 2.9%, driven by a 5.1% increase in the number of transactions, partially offset by a 2.1% decrease in average transaction size.
•In addition to the 40 stores acquired as part of the United Grocery Outlet acquisition on April 1, 2024, we opened 11 new stores and closed one store, ending the second quarter of fiscal 2024 with 524 stores in 16 states.
•Gross margin decreased by 140 basis points to 30.9%, compared to gross margin of 32.3% in the second quarter of fiscal 2023. As previously disclosed, we experienced disruptions as a result of the implementation of new technology platforms in late August 2023. Such disruptions are estimated to have negatively impacted gross margin by 100 basis points in the second quarter of fiscal 2024 and 150 basis points in the first half of fiscal 2024.
•SG&A expenses increased by 11.4% to $323.1 million, or 28.6% of net sales. This included $3.8 million of commission support we elected to provide our operators in connection with our system upgrades in the second quarter of fiscal 2024 and totaled $16.2 million in the first half of fiscal 2024.
•Net income was $14.0 million, or $0.14 per diluted share, compared to net income of $24.5 million, or $0.24 per diluted share, in the second quarter of fiscal 2023.
•Adjusted EBITDA(1) decreased 3.7% to $67.9 million compared to $70.5 million in the second quarter of fiscal 2023.
•Adjusted net income(1) decreased 21.4% to $25.1 million, or $0.25 per adjusted diluted share(1), compared to $31.9 million, or $0.32 per adjusted diluted share, in the second quarter of fiscal 2023.
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

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$1,128,520	$1,010,255	$2,165,464	$1,975,722
Cost of sales	779,280	683,685	1,512,279	1,348,609
Gross profit	349,240	326,570	653,185	627,113
Selling, general and administrative expenses	323,135	290,089	626,517	557,814
Operating income	26,105	36,481	26,668	69,299
Other expenses:
Interest expense, net	5,559	4,766	8,735	10,685
Loss on debt extinguishment and modification	—	—	—	5,340
Total other expenses	5,559	4,766	8,735	16,025
Income before income taxes	20,546	31,715	17,933	53,274
Income tax expense	6,545	7,244	4,957	15,083
Net income and comprehensive income	$14,001	$24,471	$12,976	$38,191

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Percentage of net sales (1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.1%	67.7%	69.8%	68.3%
Gross profit	30.9%	32.3%	30.2%	31.7%
Selling, general and administrative expenses	28.6%	28.7%	28.9%	28.2%
Operating income	2.3%	3.6%	1.2%	3.5%
Other expenses:
Interest expense, net	0.5%	0.5%	0.4%	0.5%
Loss on debt extinguishment and modification	—%	—%	—%	0.3%
Total other expenses	0.5%	0.5%	0.4%	0.8%
Income before income taxes	1.8%	3.1%	0.8%	2.7%
Income tax expense	0.6%	0.7%	0.2%	0.8%
Net income and comprehensive income	1.2%	2.4%	0.6%	1.9%
_______________________
(1)Components may not sum to totals due to rounding.

Operating Metrics and Non-GAAP Financial Measures
Number of New Stores
The number of new stores reflects the number of stores opened or acquired during a particular reporting period. Newly opened stores require an initial capital investment from us for store build-outs, fixtures and equipment that we amortize over time as well as cash required for inventory and pre-opening expenses and typically the issuance of IO notes to support IO startup costs. Certain newly acquired stores may require refreshes and new fixtures.
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
Comparable store sales consists of net sales from our stores beginning on the first day of the fourteenth full fiscal month following a store's opening, which is when we believe comparability is achieved, or the thirteenth full fiscal month following a store's acquisition. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been temporarily closed for an extended period, those that have had their business materially disrupted for both planned projects as well as due to unforeseen circumstances, permanent store closures and dispositions. When applicable, as was the case with fiscal 2020 and will be the case with fiscal 2025, we exclude the net sales in the non-comparable week of a 53-week year from the same store sales calculation after comparing the current and prior year weekly periods that are most closely aligned.
Opening or acquiring new stores is a primary component of our growth strategy and, as we continue to execute on our growth strategy, we expect that a significant portion of our net sales growth will be attributable to non-comparable store net sales. Accordingly, comparable store sales is only one of many measures we use to assess the success of our growth strategy.
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share
EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are non-GAAP financial measures that are supplemental key metrics used by management and our Board of Directors to assess our financial performance. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are also frequently used by analysts, investors and other interested parties to evaluate us and other companies in our industry. Management believes it is useful to investors and analysts to evaluate these non-GAAP measures on the same basis as management uses to evaluate our operating results. We use these non-GAAP measures to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. In addition, we use adjusted EBITDA to supplement GAAP measures of performance to evaluate our performance in connection with compensation decisions. We believe that excluding items from operating income, net income and earnings per diluted share that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides additional information for analyzing trends in our business.
We define EBITDA as net income before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense, loss on debt extinguishment and modification, asset impairment and gain or loss on disposition, acquisition and integration costs, costs related to the amortization of inventory purchase accounting asset step-ups and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for the amortization of property and equipment purchase accounting asset step-ups and deferred financing costs, tax adjustment to normalize the effective tax rate, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted average shares outstanding. These non-GAAP measures may not be comparable to similar measures reported by other companies and have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP measures through the use of various GAAP measures. In the future, we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of these non-GAAP measures should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive such non-GAAP measures.
The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Other Financial and Operations Data
Number of new stores (1)	51	4	57	7
Number of stores open at end of period	524	447	524	447
Comparable store sales increase (2)	2.9%	9.2%	3.4%	10.6%
EBITDA (3)	$52,650	$57,601	$78,102	$105,754
Adjusted EBITDA (3)	$67,878	$70,519	$107,273	$133,597
Adjusted net income (3)	$25,095	$31,919	$33,904	$58,943
_______________________
(1)Includes addition of 40 stores from acquisition of United Grocery Outlet.
(2)Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following the store's opening, which is when we believe comparability is achieved, or the thirteenth full fiscal month following the store's acquisition.
(3)See "GAAP to Non-GAAP Reconciliations" section below for the applicable reconciliations.

GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to adjusted net income, and our GAAP earnings per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$14,001	$24,471	$12,976	$38,191
Interest expense, net	5,559	4,766	8,735	10,685
Income tax expense	6,545	7,244	4,957	15,083
Depreciation and amortization expenses	26,545	21,120	51,434	41,795
EBITDA	52,650	57,601	78,102	105,754
Share-based compensation expenses (1)	7,001	11,305	15,143	17,981
Loss on debt extinguishment and modification (2)	—	—	—	5,340
Asset impairment and gain or loss on disposition (3)	381	236	745	343
Acquisition and integration costs (4)	4,937	—	7,586	—
Amortization of purchase accounting assets (5)	839	—	839	—
Other (6)	2,070	1,377	4,858	4,179
Adjusted EBITDA	$67,878	$70,519	$107,273	$133,597

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$14,001	$24,471	$12,976	$38,191
Share-based compensation expenses (1)	7,001	11,305	15,143	17,981
Loss on debt extinguishment and modification (2)	—	—	—	5,340
Asset impairment and gain or loss on disposition (3)	381	236	745	343
Acquisition and integration costs (4)	4,937	—	7,586	—
Amortization of purchase accounting assets and deferred financing costs (5)	2,228	1,424	3,550	2,991
Other (6)	2,070	1,377	4,858	4,179
Tax adjustment to normalize effective tax rate (7)	86	(2,448)	(708)	(856)
Tax effect of total adjustments (8)	(5,609)	(4,446)	(10,246)	(9,226)
Adjusted net income	$25,095	$31,919	$33,904	$58,943

GAAP earnings per share
Basic	$0.14	$0.25	$0.13	$0.39
Diluted	$0.14	$0.24	$0.13	$0.38
Adjusted earnings per share
Basic	$0.25	$0.32	$0.34	$0.60
Diluted	$0.25	$0.32	$0.34	$0.59
Weighted average shares outstanding
Basic	99,542	98,515	99,531	98,218
Diluted	100,369	100,639	100,753	100,604
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

(4)Represents costs related to the acquisition and integration of United Grocery Outlet, including due diligence, legal, other consulting and retention bonus expenses.
(5)For purposes of determining adjusted EBITDA, this line represents the incremental amortization of inventory step-ups resulting from purchase price accounting related to acquisitions. For purposes of determine adjusted net income, in addition to the previously noted items, this line also represents the incremental amortization of property and equipment step-ups from acquisitions, as well as the amortization of debt issuance costs, as these items are already included in the adjusted EBITDA reconciliation within the depreciation and amortization expenses and interest income, net, respectively.
(6)Represents other non-recurring, non-cash or non-operational items, such as technology upgrade implementation costs, certain personnel-related costs, costs related to employer payroll taxes associated with equity awards, store closing costs, legal settlements and other legal expenses, strategic project costs and miscellaneous costs.
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
Comparison of the 13 and 26 weeks ended June 29, 2024 and July 1, 2023 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended				26 Weeks Ended
	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$1,128,520	$1,010,255	$118,265	11.7%	$2,165,464	$1,975,722	$189,742	9.6%
The increase in net sales for the 13 and 26 weeks ended June 29, 2024 compared to the same periods in fiscal 2023 was primarily attributable to an increase in comparable store sales as well as non-comparable store net sales growth primarily from the 77 net new stores acquired or opened over the last 12 months.
Comparable store sales increased 2.9% for the 13 weeks ended June 29, 2024 and 3.4% for the 26 weeks ended June 29, 2024 compared to the same periods in fiscal 2023. The increase in comparable store sales for the 13 weeks ended June 29, 2024 was driven by a 5.1% increase in the number of transactions, partially offset by a 2.1% decrease in average transaction size. The increase in comparable store sales for the 26 weeks ended June 29, 2024 was driven by a 6.0% increase in the number of transactions, partially offset by a 2.5% decrease in average transaction size.
Cost of Sales

	13 Weeks Ended				26 Weeks Ended
	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Cost of sales	$779,280	$683,685	$95,595	14.0%	$1,512,279	$1,348,609	$163,670	12.1%
% of net sales	69.1%	67.7%			69.8%	68.3%
The increase in cost of sales for the 13 and 26 weeks ended June 29, 2024 compared to the same periods in fiscal 2023 was primarily the result of an increase in comparable store sales combined with non-comparable net sales from 77 net new stores acquired or opened over the last 12 months as well as by impacts related to our system upgrades.
Cost as a percentage of net sales increased for the 13 and 26 weeks ended June 29, 2024 compared to the same periods in fiscal 2023 primarily due to inventory management impacts related to our system upgrades, as certain tools we used to manage the business on our legacy system took longer to rebuild, which impacted data visibility.

Gross Profit and Gross Margin

	13 Weeks Ended				26 Weeks Ended
	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Gross profit	$349,240	$326,570	$22,670	6.9%	$653,185	$627,113	$26,072	4.2%
Gross margin	30.9%	32.3%			30.2%	31.7%
The increase in gross profit for the 13 and 26 weeks ended June 29, 2024 compared to the same periods in fiscal 2023 was primarily the result of an increase in comparable store sales combined with non-comparable sales from 77 net new stores acquired or opened over the last 12 months, partially offset by impacts related to our system upgrades.
Gross margin decreased for the 13 and 26 weeks ended June 29, 2024 compared to the same periods in fiscal 2023 primarily due to inventory management impacts related to our system upgrades, as certain tools we used to manage the business on our legacy system took longer to rebuild, which impacted data visibility.
Selling, General and Administrative Expenses

	13 Weeks Ended				26 Weeks Ended
	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
SG&A	$323,135	$290,089	$33,046	11.4%	$626,517	$557,814	$68,703	12.3%
% of net sales	28.6%	28.7%			28.9%	28.2%
The increase in SG&A for the 13 weeks ended June 29, 2024 compared to the same period in fiscal 2023 was driven by $27.9 million in higher store-related expenses and $5.1 million in higher corporate-related expenses. Store-related expenses primarily increased as a result of higher commission payments to IOs, reflecting gross profit growth together with $3.8 million of incremental support we elected to provide our IOs in connection with our system upgrades, additional personnel costs from the Company-operated stores that were acquired in the United Grocery Outlet transaction, as well as higher store occupancy costs due to 77 net new stores acquired or opened over the last 12 months. Corporate-related expenses increased largely due to United Grocery Outlet acquisition related costs and increased professional service costs to support our system upgrades and support the continued growth of the business, partially offset by lower share-based compensation expenses.
The increase in SG&A for the 26 weeks ended June 29, 2024 compared to the same period in fiscal 2023 was driven by $50.6 million in higher store-related expenses and $18.1 million in higher corporate-related expenses. Store-related expenses primarily increased as a result of higher commission payments to IOs, reflecting gross profit growth together with $16.2 million of incremental support we elected to provide to our IOs in connection with our system upgrades, as well as higher store occupancy costs due to 77 net new stores acquired or opened over the last 12 months and additional personnel costs from the Company-operated stores that were acquired in the United Grocery Outlet transaction. Corporate-related expenses increased largely due to increased professional service costs to support our system upgrades and support the continued growth of the business, higher marketing expenses, and United Grocery Outlet acquisition related costs.
As a percentage of net sales, SG&A decreased slightly for the 13 weeks ended June 29, 2024 and increased for the 26 weeks ended June 29, 2024 compared to the same periods in fiscal 2023 primarily due to the aforementioned factors.
Interest Expense, Net

	13 Weeks Ended				26 Weeks Ended
	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Interest expense, net	$5,559	$4,766	$793	16.6%	$8,735	$10,685	$(1,950)	(18.2)%
% of net sales	0.5%	0.5%			0.4%	0.5%
The increase in net interest expense for the 13 weeks ended June 29, 2024 compared to the same period in fiscal 2023 was primarily driven by higher average principal debt outstanding during the 13 weeks ended June 29, 2024, due largely to support share repurchases and other cash outlays, after the acquisition of United Grocery Outlet.

The decrease in net interest expense for the 26 weeks ended June 29, 2024 compared to the same period in fiscal 2023 was primarily driven by increased interest income from higher interest rates on our cash and cash equivalents and IO notes combined with the capitalization of $0.7 million of interest.
See Note 3 to the condensed consolidated financial statements for additional information.
Loss on Debt Extinguishment and Modification

	13 Weeks Ended				26 Weeks Ended
	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Loss on debt extinguishment and modification	$—	$—	$—	—%	$—	$5,340	$(5,340)	(100.0)%
% of net sales	—%	—%			—%	0.3%
During the 26 weeks ended July 1, 2023, we recorded a $5.3 million loss on debt extinguishment related to the payoff of $385.0 million of principal on the senior term loan outstanding under our prior credit facilities.
Income Tax Expense

	13 Weeks Ended				26 Weeks Ended
	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Income tax expense	$6,545	$7,244	$(699)	(9.6)%	$4,957	$15,083	$(10,126)	(67.1)%
% of net sales	0.6%	0.7%			0.2%	0.8%
Effective tax rate	31.9%	22.8%			27.6%	28.3%
The decrease in income tax expense for the 13 and 26 weeks ended June 29, 2024, compared to the same periods in fiscal 2023 was primarily due to lower pretax book income.
The increase in our effective income tax rate for the 13 weeks ended June 29, 2024 compared to the 13 weeks ended July 1, 2023 was primarily driven by lower excess tax benefits related to the exercise of stock options. The decrease in our effective income tax rate for the 26 weeks ended June 29, 2024 compared to the 26 weeks ended July 1, 2023 was primarily driven by excess tax benefits related to share-based compensation having a larger impact on the effective tax rate for the 26 weeks ended June 29, 2024 due to decreased pretax book income.
Net Income

	13 Weeks Ended				26 Weeks Ended
	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Net income	$14,001	$24,471	$(10,470)	(42.8)%	$12,976	$38,191	$(25,215)	(66.0)%
% of net sales	1.2%	2.4%			0.6%	1.9%
As a result of the foregoing factors, net income decreased for the 13 and 26 weeks ended June 29, 2024 compared to the same periods in fiscal 2023.

Adjusted EBITDA

	13 Weeks Ended				26 Weeks Ended
	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Adjusted EBITDA	$67,878	$70,519	$(2,641)	(3.7)%	$107,273	$133,597	$(26,324)	(19.7)%
The decrease in adjusted EBITDA for the 13 and 26 weeks ended June 29, 2024 compared to the same period in fiscal 2023 was primarily due to the reduction in gross margin and the increase in SG&A related expenses, as discussed above.
Adjusted Net Income

	13 Weeks Ended				26 Weeks Ended
	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Adjusted net income	$25,095	$31,919	$(6,824)	(21.4)%	$33,904	$58,943	$(25,039)	(42.5)%
The decrease in adjusted net income for the 13 and 26 weeks ended June 29, 2024 compared to the same period in fiscal 2023 was primarily due to the reduction in gross margin and the increase in SG&A related expenses, as discussed above.

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
As of June 29, 2024, we had cash and cash equivalents of $67.1 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under the 2023 Credit Agreement. As of June 29, 2024, we had $90.0 million outstanding under the revolving credit facility and $4.5 million of outstanding standby letters of credit, resulting in $305.5 million of remaining borrowing capacity available under this revolving credit facility. During the 26 weeks ended June 29, 2024, $90.0 million was borrowed under this revolving credit facility to support share repurchases and other cash outlays, after the acquisition of United Grocery Outlet.
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
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the 26 weeks ended June 29, 2024, before the impact of tenant improvement allowances, were $91.7 million, and, net of tenant improvement allowances, were $86.7 million. We currently expect total capital expenditures, net of tenant improvement allowances, to be approximately $200.0 million for fiscal 2024, which includes new store growth, upgrades to our existing fleet including United Grocery Outlet store capital improvements, as well as ongoing investments in technology, supply chain and infrastructure.
Debt Obligations
The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments of the senior term loan. Such payments total $46.9 million over the remaining term of the senior term loan, with $1.9 million payable over the remainder of fiscal 2024. The remaining senior term loan principal balance and any outstanding revolving credit facility balance will become due in February 2028 at maturity. See Note 3 to our condensed consolidated financial statements for additional information.

Acquisition of United Grocery Outlet
On April 1, 2024, Grocery Outlet Inc., our wholly owned subsidiary, acquired BBGO Acquisition, Inc., a holding company that owns all of the outstanding capital stock of The Bargain Barn Inc., which does business as United Grocery Outlet. The acquisition was completed for the total purchase consideration of $62.8 million, including $2.0 million of cash and cash equivalents on hand, subject to post-closing adjustments, and was funded with cash on hand. See Note 10 to our condensed consolidated financial statements for additional information.
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
As of June 29, 2024, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands, except percentages):

	26 Weeks Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Net cash provided by operating activities	$49,438	$157,120	$(107,682)	(68.5)%
Net cash used in investing activities	(155,286)	(78,084)	(77,202)	98.9%
Net cash provided by (used in) financing activities	57,926	(94,194)	152,120	161.5%
Net decrease in cash and cash equivalents	$(47,922)	$(15,158)	$(32,764)	216.1%
Cash Provided by Operating Activities
Net cash provided by operating activities was $49.4 million for the 26 weeks ended June 29, 2024 compared to $157.1 million for the same period in fiscal 2023. The decrease in net cash provided by operating activities of $107.7 million for the 26 weeks ended June 29, 2024 compared to the same period in fiscal 2023 was primarily driven by changes in accounts payable and accrued expenses combined with lower net income and changes in merchandise inventory levels.
Cash Used in Investing Activities
Net cash used in investing activities was $155.3 million for the 26 weeks ended June 29, 2024 compared to $78.1 million for the same period in fiscal 2023. The increase in net cash used in investing activities of $77.2 million for the 26 weeks ended June 29, 2024 compared to the same period in fiscal 2023 was primarily due to increased spending on property and equipment due to higher store count and construction related to future stores combined with the acquisition of United Grocery Outlet in April 2024.
Cash Used in Financing Activities
Net cash provided by financing activities of $57.9 million for the 26 weeks ended June 29, 2024 was primarily due to the borrowing of $90.0 million on our revolving credit facility under the 2023 Credit Agreement and $3.8 million in proceeds from the exercise of stock options, partially offset by the repurchase of $31.3 million of our common stock and $3.8 million in scheduled principal payments on the senior term loan under the 2023 Credit Agreement. Net cash used in financing activities of $94.2 million for the 26 weeks ended July 1, 2023 was primarily due to the payoff of $385.0 million of principal on the prior senior term loan outstanding under our prior first lien credit facility, repayment of the $25.0 million of principal on our revolving credit facility, $4.5 million in debt issuance costs paid and the repurchase of $3.3 million worth of common stock, partially offset by $325.0 million in proceeds from the 2023 Credit Agreement.
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
There have been no material changes to our critical accounting policies and estimates during the 26 weeks ended June 29, 2024 from those disclosed in our 2023 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of June 29, 2024, our outstanding borrowings included $290.6 million from the senior term loan and $90.0 million from the revolving credit facility under the 2023 Credit Agreement. As of June 29, 2024, the interest rate on these borrowings was 7.44% (See Note 3 to our condensed consolidated financial statements for additional information). Based on the outstanding balance and interest rate of the senior term loan as of June 29, 2024, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense, excluding the capitalization of interest, of approximately $2.8 million over the next 12 months.
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
Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of June 29, 2024 due to the material weakness in our internal control over financial reporting, as of December 30, 2023. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.
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
We have taken, and continue to take, steps to remediate the control deficiencies contributing to the material weakness described above. Management has redesigned controls and implemented additional training for user access, program change management, and IT operations controls. Our remediation progress has also included hiring additional internal and external resources. We anticipate the remediation will be completed during the fiscal year ending December 28, 2024, after the applicable controls have operated for a sufficient period of time and management has concluded through testing that the controls are operating effectively.
We did not identify any material misstatements to the condensed consolidated financial statements as of and for the fiscal quarter ended June 29, 2024 because of these control deficiencies. However, the pervasive impact of these control deficiencies to the Company's internal control over financial reporting creates a reasonable possibility that a material misstatement to the condensed consolidated financial statements would not be prevented or detected on a timely basis.
For further information regarding the identified material weakness, see Part I, Item 1A. "Risk Factors" and Part II, Item 9A. "Controls and Procedures" in our 2023 Form 10-K.
Changes in Internal Control over Financial Reporting
On April 1, 2024, Grocery Outlet Inc., our wholly owned subsidiary, acquired BBGO Acquisition, Inc., a holding company that owns all of the outstanding capital stock of The Bargain Barn Inc., which does business as United Grocery Outlet. (See Note 10 to our condensed consolidated financial statements for additional information). We are currently integrating United Grocery Outlet into our internal control framework and processes and, pursuant to the Securities and Exchange Commission's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal control over financial reporting as of December 28, 2024 will not include United Grocery Outlet.
Other than the remediation efforts and changes identified above, during the three months ended, June 29, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are party to claims, proceedings and litigation that arise in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. Further, no material legal proceedings were terminated, settled or otherwise resolved during the 13 weeks ended June 29, 2024.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our share repurchase program activity of our common stock for the 13 weeks ended June 29, 2024 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 31, 2024 - April 27, 2024	206,725	$26.74	206,725	$78,909
April 28, 2024 - May 25, 2024	898,001	21.72	898,001	59,431
May 26, 2024 - June 29, 2024	—	—	—	59,431
Total second quarter of fiscal 2024	1,104,726	$22.66	1,104,726
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
Item 5. Other Information
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and Officers (as such term is defined under Section 16 of the Exchange Act) during the 13 weeks ended June 29, 2024, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, referred to as Rule 10b5-1 trading plan:

Name and Position	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities to be Purchased or Sold
Andrea R. Bortner EVP, Chief Human Resources Officer	6/7/2024	5/30/2025	Up to 9,272 shares of our common stock
_______________________
(1)A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
During the 13 weeks ended June 29, 2024, none of our directors and Officers (i) adopted a contract, instruction or written plan for the purchase or sale of our securities in any "non-Rule 10b5-1 trading arrangement" or (ii) terminated a contract, instruction or written plan for the purchase or sale of our securities that was a Rule 10b5-1 trading plan or in any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	8-K	001-38950	6/10/2022	3.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	8-K	001-38950	4/8/2022	3.1
10.1†*	Non-Employee Director Compensation Policy (as amended June 3, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Grocery Outlet Holding Corp.
Date:	August 7, 2024	By:	/s/ Lindsay E. Gray
Lindsay E. Gray Interim Chief Financial Officer and Senior Vice President, Accounting (Principal Financial Officer and Principal Accounting Officer)