Form 10-Q
period 2024-09-28
Grocery Outlet Holding Corp.
filed 2024-11-06
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of October 31, 2024, the registrant had 97,136,365 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q" or "report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, the integration of our recent acquisition of The Bargain Barn, Inc., a Tennessee corporation doing business as United Grocery Outlet, our enterprise resource planning system upgrades and continued refinements and recent impacts, business and market trends, macroeconomic and geopolitical conditions, our private label program, and the sufficiency of our cash balances, working capital and cash generated from operating, investing and financing activities for our future liquidity and capital resource needs. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, and as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"), including this report. We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$68,653	$114,987
Independent operator receivables and current portion of independent operator notes, net of allowance $5,538 and $5,092	13,539	14,943
Other accounts receivable, net of allowance $59 and $2	4,236	4,185
Merchandise inventories	396,893	349,993
Prepaid expenses and other current assets	30,651	32,443
Total current assets	513,972	516,551
Independent operator notes and receivables, net of allowance $12,125 and $11,059	32,916	28,134
Property and equipment, net	730,514	642,462
Operating lease right-of-use assets	997,750	945,710
Intangible assets, net	77,256	78,556
Goodwill	776,585	747,943
Other assets	9,524	10,230
Total assets	$3,138,517	$2,969,586
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$197,231	$209,354
Accrued and other current liabilities	52,125	66,655
Accrued compensation	15,769	24,749
Current portion of long-term debt	9,375	5,625
Current lease liabilities	66,659	63,774
Income and other taxes payable	11,125	13,808
Total current liabilities	352,284	383,965
Long-term debt, net	419,904	287,107
Deferred income tax liabilities, net	52,899	38,601
Long-term lease liabilities	1,085,718	1,038,307
Other long-term liabilities	1,661	2,267
Total liabilities	1,912,466	1,750,247
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 98,643,576 and 99,223,863 shares issued and outstanding, respectively	99	99
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	846,834	877,276
Retained earnings	379,118	341,964
Total stockholders' equity	1,226,051	1,219,339
Total liabilities and stockholders' equity	$3,138,517	$2,969,586
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$1,108,183	$1,003,913	$3,273,647	$2,979,635
Cost of sales	763,311	688,222	2,275,590	2,036,831
Gross profit	344,872	315,691	998,057	942,804
Selling, general and administrative expenses	304,586	278,134	931,103	835,948
Operating income	40,286	37,557	66,954	106,856
Other expenses:
Interest expense, net	6,439	4,226	15,174	14,911
Loss on debt extinguishment and modification	—	—	—	5,340
Total other expenses	6,439	4,226	15,174	20,251
Income before income taxes	33,847	33,331	51,780	86,605
Income tax expense	9,669	6,191	14,626	21,274
Net income and comprehensive income	$24,178	$27,140	$37,154	$65,331
Basic earnings per share	$0.25	$0.27	$0.37	$0.66
Diluted earnings per share	$0.24	$0.27	$0.37	$0.65
Weighted average shares outstanding:
Basic	98,359	99,108	99,140	98,514
Diluted	98,933	100,973	100,146	100,727
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance as of December 30, 2023	99,223,863	$99	$877,276	$341,964	$1,219,339
Exercise and vesting of share-based awards	1,124,005	1	3,441	—	3,442
Share-based compensation expense	—	—	8,142	—	8,142
Repurchase of common stock	(200,803)	—	(5,325)	—	(5,325)
Net loss and comprehensive loss	—	—	—	(1,025)	(1,025)
Balance as of March 30, 2024	100,147,065	$100	$883,534	$340,939	$1,224,573
Exercise and vesting of share-based awards	112,410	—	302	—	302
Share-based compensation expense	—	—	7,001	—	7,001
Repurchase of common stock	(1,104,726)	(1)	(25,032)	—	(25,033)
Net income and comprehensive income	—	—	—	14,001	14,001
Balance as of June 29, 2024	99,154,749	$99	$865,805	$354,940	$1,220,844
Exercise and vesting of share-based awards	653,250	1	4,515	—	4,516
Share-based compensation expense	—	—	1,663	—	1,663
Repurchase of common stock	(1,164,423)	(1)	(25,149)	—	(25,150)
Net income and comprehensive income	—	—	—	24,178	24,178
Balance as of September 28, 2024	98,643,576	$99	$846,834	$379,118	$1,226,051
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	97,674,356	$98	$847,589	$262,527	$1,110,214
Exercise and vesting of share-based awards	734,310	—	204	—	204
Share-based compensation expense	—	—	6,676	—	6,676
Repurchase of common stock	(122,862)	—	(3,275)	—	(3,275)
Net income and comprehensive income	—	—	—	13,720	13,720
Balance as of April 1, 2023	98,285,804	$98	$851,194	$276,247	$1,127,539
Exercise and vesting of share-based awards, net of shares withheld for employee taxes	487,445	1	1,507	—	1,508
Share-based compensation expense	—	—	11,305	—	11,305
Dividends paid	—	—	(9)	—	(9)
Net income and comprehensive income	—	—	—	24,471	24,471
Balance as of July 1, 2023	98,773,249	$99	$863,997	$300,718	$1,164,814
Exercise and vesting of share-based awards, net of shares withheld for employee taxes	565,541	—	3,602	—	3,602
Share-based compensation expense	—	—	7,535	—	7,535
Net income and comprehensive income	—	—	—	27,140	27,140
Balance as of September 30, 2023	99,338,790	$99	$875,134	$327,858	$1,203,091
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 Weeks Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$37,154	$65,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	66,730	56,012
Amortization of intangible and other assets	12,519	7,669
Amortization of debt issuance costs and debt discounts	683	856
Non-cash rent	3,561	4,144
Loss on debt extinguishment and modification	—	5,340
Share-based compensation	16,806	25,516
Provision for independent operator and other accounts receivable reserves	3,137	2,777
Deferred income taxes	13,822	15,350
Other	915	477
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(2,035)	(13,928)
Merchandise inventories	(32,692)	25,714
Prepaid expenses and other assets	4,740	(11,812)
Income and other taxes payable	(3,425)	6,760
Trade accounts payable, accrued compensation and other liabilities	(59,664)	70,808
Operating lease liabilities	10,214	15,204
Net cash provided by operating activities	72,465	276,218
Cash flows from investing activities:
Advances to independent operators	(8,266)	(5,579)
Repayments of advances from independent operators	3,884	4,770
Business acquisition, net of cash and cash equivalents acquired	(60,526)	—
Purchases of property and equipment	(127,500)	(112,916)
Proceeds from sales of assets	17	24
Investments in intangible assets and licenses	(13,287)	(17,862)
Proceeds from insurance recoveries - property and equipment	—	533
Net cash used in investing activities	(205,678)	(131,030)
Cash flows from financing activities:
Proceeds from exercise of stock options	8,260	5,851
Tax withholding related to net settlement of employee share-based awards	—	(537)
Proceeds from senior term loan due 2028	—	300,000
Proceeds from revolving credit facility	140,000	25,000
Principal payments on revolving credit facility	—	(25,000)
Principal payments on senior term loan due 2025	—	(385,000)
Principal payments on senior term loan due 2028	(3,750)	(3,750)
Principal payments on finance leases	(1,323)	(1,020)
Repurchase of common stock	(56,308)	(3,275)
Dividends paid	—	(9)
Debt issuance costs paid	—	(4,513)
Net cash provided by (used in) financing activities	86,879	(92,253)
Net (decrease) increase in cash and cash equivalents	(46,334)	52,935
Cash and cash equivalents at beginning of period	114,987	102,728
Cash and cash equivalents at end of period	$68,653	$155,663
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. As of September 28, 2024, we had 529 stores throughout California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Nevada, Maryland, North Carolina, New Jersey, Georgia, Ohio, Alabama, Delaware, Kentucky and Virginia.
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
There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 28, 2024 or December 30, 2023. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the 13 and 39 weeks ended September 28, 2024 and September 30, 2023, respectively.
Our financial assets and liabilities are carried at cost, which generally approximates their fair value, as described below:
Cash and cash equivalents, independent operator ("IO") receivables, other accounts receivable and trade accounts payable — The carrying value of such financial instruments approximates their fair value due to factors such as their short-term nature, their variable interest rates or the effect of the related allowance for expected credit losses.
Independent operator notes — The carrying value of such financial instruments approximates their fair value due to the effect of the related allowance for expected credit losses.
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	September 28, 2024		December 30, 2023
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Senior term loan (Level 2)	$289,279	$290,625	$292,732	$294,375
Revolving credit facility (Level 2)	$140,000	$140,000	$—	$—
_______________________
(1)The carrying amounts of the senior term loan as of September 28, 2024 and December 30, 2023 were net of debt issuance costs of $1.3 million and $1.6 million, respectively.
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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of September 28, 2024 and December 30, 2023.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $3.1 million and $3.2 million as of September 28, 2024 and December 30, 2023, respectively. Breakage amounts were immaterial for the 13 and 39 weeks ended September 28, 2024 and September 30, 2023, respectively.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Perishable (1)	$412,243	$352,320	$1,216,688	$1,057,929
Non-perishable (2)	695,940	651,593	2,056,959	1,921,706
Total net sales	$1,108,183	$1,003,913	$3,273,647	$2,979,635
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
We had 486, 466 and 453 stores operated by IOs as of September 28, 2024, December 30, 2023 and September 30, 2023, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the Independent Operator Agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.

As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $1.05 billion and $991.4 million for the 13 weeks ended September 28, 2024 and September 30, 2023, respectively, and $3.15 billion and $2.94 billion for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in selling, general and administrative expenses. IO commissions were $157.0 million and $161.7 million for the 13 weeks ended September 28, 2024 and September 30, 2023, respectively, and $484.8 million and $465.1 million for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively. IO commissions of $7.6 million and $21.7 million were included in accrued and other current liabilities as of September 28, 2024 and December 30, 2023, respectively.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $64.1 million and $59.2 million, gross, as of September 28, 2024 and December 30, 2023, respectively. See Note 2 for additional information.
Recently Adopted Accounting Standards
No recently adopted accounting pronouncements had a material effect on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
Accounting Standards Update ("ASU") No. 2023-07 — In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We will adopt ASU 2023-07 upon the effective date. We do not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements.
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

Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 5.00% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $2.7 million and $1.8 million as of September 28, 2024 and December 30, 2023, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of September 28, 2024 or December 30, 2023. Notes and receivables from our IOs participating in our Temporary Commission Adjustment Program ("TCAP"), as defined below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from IOs and the related allowances as of September 28, 2024 and December 30, 2023 consisted of the following (amounts in thousands):

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
September 28, 2024
Independent operator notes	$45,703	$(857)	$(11,523)	$33,323	$407	$32,916
Independent operator receivables	18,415	(4,681)	(602)	13,132	13,132	—
Total	$64,118	$(5,538)	$(12,125)	$46,455	$13,539	$32,916

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
December 30, 2023
Independent operator notes	$41,123	$(754)	$(10,435)	$29,934	$1,800	$28,134
Independent operator receivables	18,105	(4,338)	(624)	13,143	13,143	—
Total	$59,228	$(5,092)	$(11,059)	$43,077	$14,943	$28,134

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Beginning balance	$16,564	$16,395	$16,151	$14,747
Provision for IO notes and IO receivables reserves	1,189	598	3,080	2,708
Write-off of uncollectible IO notes and IO receivables	(90)	(618)	(1,568)	(1,080)
Ending Balance	$17,663	$16,375	$17,663	$16,375

The following table presents the outstanding gross balance of IO notes by fiscal year of origination and credit quality indicator as of September 28, 2024 (amounts in thousands):

	Fiscal Year of Origination
Credit Quality Indicator	2024 (YTD)	2023	2022	2021	2020	Prior	Total
TCAP	$2,018	$3,065	$6,148	$2,378	$1,701	$1,392	$16,702
Non-TCAP	3,361	4,041	4,458	4,014	2,127	2,144	20,145
New store	5,805	3,051	—	—	—	—	8,856
Total	$11,184	$10,157	$10,606	$6,392	$3,828	$3,536	$45,703
TCAP IO Notes
Notes of IOs participating in our TCAP represented 57.3% and 51.6% of total IO note balances as of September 28, 2024 and December 30, 2023, respectively.
A total of $4.3 million of IO notes were added into our TCAP during the 13 weeks ended September 28, 2024. The weighted average contractual interest rate of such IO notes during that period was reduced from 9.95% and, as of September 28, 2024, was 5.00%. In addition, $1.3 million of IO notes were transferred from TCAP to Non-TCAP during the 13 weeks ended September 28, 2024.
A total of $6.2 million of IO notes were added into our TCAP during the 39 weeks ended September 28, 2024. The weighted average contractual interest rate of such IO notes during that period was reduced from 9.95% and, as of September 28, 2024, was 5.00%. In addition, $3.7 million of IO notes were transferred from TCAP to Non-TCAP during the 39 weeks ended September 28, 2024.
Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	September 28, 2024	December 30, 2023
2023 Credit Agreement:
Senior term loan due 2028	$290,625	$294,375
Revolving credit facility	140,000	—
Long-term debt, gross	430,625	294,375
Less: Unamortized debt issuance costs	(1,346)	(1,643)
Long-term debt, less unamortized debt issuance costs	429,279	292,732
Less: Current portion	(9,375)	(5,625)
Long-term debt, net	$419,904	$287,107
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

Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio. As of September 28, 2024, interest on borrowings under the credit facilities was based on one-month Term SOFR with an applicable margin of 2.25%.
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
Our obligations under the 2023 Credit Agreement are unconditionally guaranteed by the Grocery Outlet Holding Corp.’s direct and indirect wholly owned restricted subsidiaries, subject to certain exceptions. All obligations under the 2023 Credit Agreement, and the guarantee of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of the Company’s assets and those of each subsidiary guarantor.
The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments on the senior term loan of $1.875 million beginning June 2023 through March 2025, followed by $3.75 million beginning June 2025 through December 2027, with the remaining balance due on February 21, 2028. We may voluntarily prepay the credit facilities, in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in applicable cases.
Senior Term Loan due 2028
The senior term loan under the 2023 Credit Agreement matures on February 21, 2028 and had an interest rate of 7.60% as of September 28, 2024.
Revolving Credit Facility
As of September 28, 2024, we had $4.5 million of outstanding letters of credit and $255.5 million of remaining borrowing capacity available under the revolving credit facility, which matures on February 21, 2028. Borrowings under the revolving credit facility had interest rates ranging from 7.60% to 7.70% as of September 28, 2024. The aggregate outstanding principal balance under the revolving credit facility was $140.0 million and zero as of September 28, 2024 and December 30, 2023, respectively.
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

As of September 28, 2024, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of September 28, 2024 are as follows (amounts in thousands):

Remainder of fiscal 2024	$1,875
Fiscal 2025	15,000
Fiscal 2026	15,000
Fiscal 2027	15,000
Fiscal 2028	383,750
Thereafter	—
Total	$430,625
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest on loans	$7,871	$5,853	$20,638	$18,827
Amortization of debt issuance costs and debt discounts	228	228	683	856
Interest on finance leases	90	97	269	247
Other	—	13	24	13
Interest income	(1,390)	(1,965)	(5,406)	(5,032)
Capitalized interest	(360)	—	(1,034)	—
Interest expense, net	$6,439	$4,226	$15,174	$14,911
Loss on Debt Extinguishment and Modification
Loss on debt extinguishment and modification consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Write off of debt issuance costs	$—	$—	$—	$4,518
Write off of debt discounts	—	—	—	578
Debt modification costs	—	—	—	244
Loss on debt extinguishment and modification	$—	$—	$—	$5,340
Note 4. Stockholders' Equity
Share Repurchase Program
In November 2021, our Board of Directors (the "Board") approved our first share repurchase program (the "2021 Share Repurchase Program"). This program, which was effective November 5, 2021 and without an expiration date, authorized us to repurchase up to $100.0 million of our outstanding common stock utilizing a variety of methods including open-market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and under a Rule 10b5-1 plan (which would permit shares to be repurchased when we might otherwise be precluded from doing so under securities laws). Any repurchased shares were constructively retired and returned to an unissued status.
The following table presents activity related to the 2021 Share Repurchase Program (amounts in thousands except share and per share amounts). We repurchased these shares in open-market transactions pursuant to a Rule 10b5-1 plan.

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Shares repurchased	1,164,423	—	2,469,952	122,862
Amount repurchased (1)	$25,035	$—	$55,394	$3,275
Average repurchase price per share	$21.50	$—	$22.43	$26.66
_______________________
(1)Includes commissions for the shares repurchased for the 13 and 39 weeks ended September 28, 2024 and the 39 weeks ended September 30, 2023 and excludes excise tax due of $0.1 million under the Inflation Reduction Act of 2022 for the 13 and 39 weeks ended September 28, 2024
As of September 28, 2024, we had $34.4 million of repurchase authority remaining under the 2021 Share Repurchase Program. Subsequent to September 28, 2024, we repurchased 1,507,211 shares of common stock totaling $25.0 million at an average price of $16.62 per share in open-market transactions pursuant to a Rule 10b5-1 plan.
In the fourth quarter of fiscal 2024, the Board approved a new share repurchase program (the "2024 Share Repurchase Program"), replacing the Company’s 2021 Share Repurchase Program, under which $9.4 million remained available for repurchase. The 2024 Share Repurchase Program does not have an expiration date and authorizes us to repurchase up to $100.0 million of our outstanding common stock (inclusive of fees and commissions) utilizing a variety of methods including open-market purchases, accelerated equity repurchase programs, privately negotiated transactions, block trades and under a Rule 10b5-1 plan. Any repurchased shares are constructively retired and returned to an unissued status.
Note 5. Share-based Awards
For a discussion of our share-based incentive plans, refer to Note 8 of our 2023 Form 10-K.
Share-based Award Activity
The following table summarizes stock option activity under all equity incentive plans during the 39 weeks ended September 28, 2024:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 30, 2023	2,091,523	$12.97	227,605	$6.62
Exercised	(1,095,739)	7.23	(90,164)	3.81
Forfeitures	(53,936)	22.00	—	—
Options outstanding as of September 28, 2024	941,848	$19.14	137,441	$8.47
Options vested and exercisable as of September 28, 2024	941,848	$19.14	137,441	$8.47
The following table summarizes restricted stock unit ("RSU") activity under all equity incentive plans during the 39 weeks ended September 28, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 30, 2023	857,820	$28.82
Granted	710,438	24.85
Vested	(414,044)	29.64
Forfeitures	(142,204)	25.77
Unvested balance as of September 28, 2024	1,012,010	$26.13
The following table summarizes performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the 39 weeks ended September 28, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 30, 2023	1,753,989	$29.50
Granted (1)	572,987	25.65
Adjustment for expected performance achievement (2)	(326,549)	26.96
Vested	(301,392)	35.45
Forfeitures	(205,754)	26.86
Unvested balance as of September 28, 2024 (3)	1,493,281	$27.74
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the year-to-date adjustment to previously granted PSUs based on performance expectations as of September 28, 2024.
(3)An additional 977,116 PSUs could potentially be included if the maximum performance level of 200% is reached for all PSUs outstanding as of September 28, 2024.
Share-based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Time-based stock options	$—	$25	$11	$747
RSUs	3,079	3,074	9,641	8,264
PSUs	(1,416)	4,436	7,154	16,496
Dividends (1)	—	—	—	9
Share-based compensation expense	$1,663	$7,535	$16,806	$25,516
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with a recapitalization that occurred in fiscal 2018.
Note 6. Income Taxes
Our income tax expense and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Income tax expense	$9,669	$6,191	$14,626	$21,274
Effective income tax rate	28.6%	18.6%	28.2%	24.6%
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective fiscal quarter. During each interim period, we update the estimated annual effective tax rate. Our effective income tax rate for the 13 and 39 weeks ended September 28, 2024 was higher than the combined U.S. federal and state statutory income tax rate primarily due to non-deductible executive compensation under Internal Revenue Code Section 162(m), partially offset by excess tax benefit related to the exercise of stock options. The increase in our effective income tax rate for the 13 and 39 weeks ended September 28, 2024 compared to the 13 and 39 weeks ended September 30, 2023 was primarily driven by lower excess tax benefits related to the exercise of stock options, nondeductible acquisition and integration costs related to the acquisition of United Grocery Outlet (as further discussed in Note 10), and lower pretax book income.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our condensed consolidated statements of operations and comprehensive income and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of September 28, 2024 and December 30, 2023, respectively, and do not anticipate having any material uncertain tax positions within the next 12 months.
Note 7. Related Party Transactions
Related Party Leases
As of September 28, 2024 and September 30, 2023, we leased 14 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of the Board, Interim President and Chief Executive Officer, or his family, had a direct or indirect financial interest. As of September 28, 2024, the right-of-use assets and lease liabilities related to these properties were $37.9 million and $42.9 million, respectively. As of December 30, 2023, the right-of-use assets and lease liabilities related to these properties were $42.6 million and $47.6 million, respectively. These related parties received aggregate lease payments from us of $1.9 million and $1.7 million for the 13 weeks ended September 28, 2024 and September 30, 2023, respectively, and $5.5 million and $5.1 million for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $64.1 million and $59.2 million as of September 28, 2024 and December 30, 2023, respectively. See Note 2 for additional information.
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
Note 9. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator
Net income and comprehensive income	$24,178	$27,140	$37,154	$65,331
Denominator
Weighted-average shares outstanding – basic	98,359	99,108	99,140	98,514
Effect of dilutive options	465	1,624	787	1,913
Effect of dilutive RSUs and PSUs (1)	109	241	219	300
Weighted-average shares outstanding – diluted	98,933	100,973	100,146	100,727
Earnings per share:
Basic	$0.25	$0.27	$0.37	$0.66
Diluted	$0.24	$0.27	$0.37	$0.65
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

The following weighted-average common share equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Stock options	753	—	251	—
RSUs	821	10	685	42
Total	1,574	10	936	42

Note 10. Business Combination
Acquisition of United Grocery Outlet
On February 14, 2024, Grocery Outlet Inc., our wholly owned subsidiary, entered into a Stock Purchase Agreement with BBGO Acquisition, Inc., a Delaware corporation ("Holdings"), specified parties therein that beneficially owned Holdings, and Southvest Fund VII, L.P., a Delaware limited partnership, to acquire all of the issued and outstanding capital stock of Holdings (the "Transaction"). On April 1, 2024, the Transaction was completed for the total purchase consideration of $62.5 million, including $2.0 million of cash and cash equivalents on hand, after post-closing adjustments, and was funded with cash on hand.
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

The following table summarizes the preliminary purchase price allocation as of September 28, 2024 recorded for acquired assets and assumed liabilities at the acquisition date (amounts in thousands):

Assets
Cash and cash equivalents	$2,003
Other accounts receivable	148
Merchandise inventories	14,208
Prepaid expenses and other current assets	2,828
Property and equipment, net	6,950
Operating lease right-of-use assets	35,266
Goodwill	28,641
Other assets	422
Total assets acquired	90,466

Liabilities
Trade accounts payable	3,090
Accrued and other current liabilities	434
Accrued compensation	2,693
Current lease liabilities	2,581
Income and other taxes payable	742
Deferred income tax liabilities, net	476
Long-term lease liabilities	17,921
Total liabilities assumed	27,937
Total net assets acquired	$62,529
The goodwill recognized reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. The goodwill will not be deductible for income tax purposes.
During the 39 weeks ended September 28, 2024, we recognized $8.3 million in acquisition and integration costs related to due diligence, legal, other consulting and retention bonus expenses. Such costs were included within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.
Pro forma results are not presented as the impact of this acquisition is not material to our condensed consolidated financial results.
Note 11. Subsequent Events
CEO Transition
On October 29, 2024, Robert J. Sheedy, Jr. agreed to step down as the Company’s President and Chief Executive Officer and resign as a member of the Board, and the Board appointed Eric J. Lindberg, Jr., the current Chairman of the Board of Directors, as the Company’s Interim President and Chief Executive Officer, each effective immediately.
2024 Share Repurchase Program
In the fourth quarter of fiscal 2024, the Board approved the 2024 Share Repurchase Program, which replaced the Company's 2021 Share Repurchase Program. The 2024 Share Repurchase Program does not have an expiration date and authorizes us to repurchase up to $100.0 million of our outstanding common stock (inclusive of fees and commissions). See Note 4 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q" or “report"), and the audited consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 ("2023 Form 10-K"). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other sections of this report. See "Special Note Regarding Forward-Looking Statements" in this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. Fiscal 2023 ended December 30, 2023. References to the third quarter of fiscal 2024 and the third quarter of fiscal 2023 refer to the 13 weeks ended September 28, 2024 and September 30, 2023, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Our stores are primarily run by entrepreneurial independent operators ("IOs") who create a neighborhood feel through personalized customer service and a localized product offering. As of September 28, 2024, we had 529 stores in California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Nevada, Maryland, North Carolina, New Jersey, Georgia, Ohio, Alabama, Delaware, Kentucky and Virginia.
Macroeconomic Conditions and Recent Developments
Over the past several years, and to a lesser extent recently, our business has been and continues to be impacted by macroeconomic conditions including supply chain and labor challenges, inflation and subsequent disinflation, and changes in consumer behavior, and our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. Furthermore, planned construction and opening of new stores has been, and may continue to be, negatively impacted due to both increased lead times to acquire materials, obtain permits and licenses, hook up utilities as well as higher construction and development related costs. Additionally, during fiscal 2024 we have seen increases in promotional and pricing activities from key competitors, putting further pressure on our relative value. In turn, we have been actively negotiating costs and adjusting prices to sharpen our value proposition. The extent of the continuing impact of these factors on our operational and financial performance will depend on many factors, including certain factors outside of our control.
Our new store growth efforts for fiscal 2024 and beyond are focused on organic growth and new real estate opportunities that align with our long-term geographic expansion and store growth strategies. Complementary growth opportunities may include expanding strategic relationships with large property owners, evaluating acquisitions of opportunistic real estate that become available through consolidation in the retail sector, and exploring strategic regional acquisitions of operating businesses. On April 1, 2024, we acquired The Bargain Barn, Inc., a Tennessee corporation doing business as United Grocery Outlet (“United Grocery Outlet"), which included 40 stores in six adjacent states we did not operate in as of such date (Tennessee, North Carolina, Georgia, Alabama, Kentucky and Virginia) and a company-operated distribution center. Our near-term integration focus is expanding the assortment, investing in store refreshes and new fixtures and introducing some of our marketing programs to the Southeast region. In addition to the newly acquired United Grocery Outlet stores, we plan to open 27 stores in fiscal 2024, for a planned total of 66 net new stores in fiscal 2024. Excluding the United Grocery Outlet transaction, we opened 22 new stores and closed one store during the 39 weeks ended September 28, 2024.
In late August 2023, we replaced components of our enterprise resource planning system, including our financial ledger, inventory management platform and product data warehouse system. The implementation of these system upgrades resulted in disruption to our business operations, including ordering and inventory disruptions, as well as payment processing, which adversely impacted our results of operations for the fiscal months of September through December of 2023 as well as during the 39 weeks ended September 28, 2024, as more fully described below in "Comparison of the 13 and 39 weeks ended September 28, 2024 and September 30, 2023." We have since improved the data visibility to help us manage and forecast the business and we continue to work to further improve visibility into additional operating data, increase speed and refine the tools that we and our independent operators use to manage the business.

In the third quarter of fiscal 2024, we began to introduce our private label products in stores. In addition to providing better value and inventory consistency for our customers, our private label products are expected to deliver better margins for us and our IOs. We currently anticipate introducing over 150 new private-label SKUs by the end of fiscal 2024.
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
Third Quarter of Fiscal 2024 Overview
Key financial and operating performance results for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 were as follows:
•Net sales increased 10.4% to $1.11 billion from $1.00 billion in the third quarter of fiscal 2023.
•Comparable store sales increased by 1.2%, driven by a 2.0% increase in the number of transactions, partially offset by a 0.7% decrease in average transaction size.
•We opened 5 new stores, ending the third quarter of fiscal 2024 with 529 stores in 16 states.
•Gross margin decreased by 30 basis points to 31.1%, compared to gross margin of 31.4% in the third quarter of fiscal 2023.
•SG&A increased by 9.5% to $304.6 million, or 27.5% of net sales.
•Net income was $24.2 million, or $0.24 per diluted share, compared to net income of $27.1 million, or $0.27 per diluted share, in the third quarter of fiscal 2023.
•Adjusted EBITDA(1) increased 6.0% to $72.3 million compared to $68.1 million in the third quarter of fiscal 2023.
•Adjusted net income(1) decreased 10.1% to $27.9 million, or $0.28 per adjusted diluted share(1), compared to $31.0 million, or $0.31 per adjusted diluted share, in the third quarter of fiscal 2023.
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
We recognize revenues from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Discounts provided to customers by us are recognized at the time of sale as a reduction in net sales as the products are sold. Discounts that are funded solely by IOs are not recognized as a reduction in net sales as the IO bears the incidental costs arising from the discount. We do not accept manufacturer coupons. Net sales consist of net sales from comparable stores, described below under "Operating Metrics and Non-GAAP Financial Measures - Comparable Store Sales," and non-comparable stores. Growth of our net sales is generally driven by expansion of our store base in existing and new markets as well as comparable store sales growth. Net sales are impacted by the spending habits of our customers, customer perception of value in our offerings, product mix and supply, as well as promotional and competitive activities. Our ever-changing selection of offerings across diverse product categories supports growth in net sales by attracting new customers and encouraging repeat visits from our existing customers. The spending habits of our customers are affected by changes in macroeconomic conditions, governmental benefit programs such as the Supplemental Nutrition Assistance Program and discretionary income. Our customers' discretionary income is impacted by wages, fuel and other cost-of-living increases including food-at-home inflation, as well as consumer trends and preferences, which fluctuate depending on the environment. Because we offer a broad selection of merchandise at extreme values, historically our business has benefited from periods of economic uncertainty.
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

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$1,108,183	$1,003,913	$3,273,647	$2,979,635
Cost of sales	763,311	688,222	2,275,590	2,036,831
Gross profit	344,872	315,691	998,057	942,804
Selling, general and administrative expenses	304,586	278,134	931,103	835,948
Operating income	40,286	37,557	66,954	106,856
Other expenses:
Interest expense, net	6,439	4,226	15,174	14,911
Loss on debt extinguishment and modification	—	—	—	5,340
Total other expenses	6,439	4,226	15,174	20,251
Income before income taxes	33,847	33,331	51,780	86,605
Income tax expense	9,669	6,191	14,626	21,274
Net income and comprehensive income	$24,178	$27,140	$37,154	$65,331

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Percentage of net sales (1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.9%	68.6%	69.5%	68.4%
Gross profit	31.1%	31.4%	30.5%	31.6%
Selling, general and administrative expenses	27.5%	27.7%	28.4%	28.1%
Operating income	3.6%	3.7%	2.0%	3.6%
Other expenses:
Interest expense, net	0.6%	0.4%	0.5%	0.5%
Loss on debt extinguishment and modification	—%	—%	—%	0.2%
Total other expenses	0.6%	0.4%	0.5%	0.7%
Income before income taxes	3.1%	3.3%	1.6%	2.9%
Income tax expense	0.9%	0.6%	0.4%	0.7%
Net income and comprehensive income	2.2%	2.7%	1.1%	2.2%
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
The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Other Financial and Operations Data
Number of new stores (1)	5	8	62	15
Number of stores open at end of period	529	455	529	455
Comparable store sales increase (2)	1.2%	6.4%	2.6%	9.2%
EBITDA (3)	$68,101	$59,443	$146,203	$165,197
Adjusted EBITDA (3)	$72,258	$68,143	$179,531	$201,740
Adjusted net income (3)	$27,853	$30,989	$61,757	$89,932
_______________________
(1)39 weeks ended September 28, 2024 includes addition of 40 stores from acquisition of United Grocery Outlet.
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

GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to adjusted net income, and our GAAP earnings per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$24,178	$27,140	$37,154	$65,331
Interest expense, net	6,439	4,226	15,174	14,911
Income tax expense	9,669	6,191	14,626	21,274
Depreciation and amortization expenses	27,815	21,886	79,249	63,681
EBITDA	68,101	59,443	146,203	165,197
Share-based compensation expenses (1)	1,663	7,535	16,806	25,516
Loss on debt extinguishment and modification (2)	—	—	—	5,340
Asset impairment and gain or loss on disposition (3)	216	117	961	460
Acquisition and integration costs (4)	760	—	8,346	—
Amortization of purchase accounting assets (5)	—	—	839	—
Other (6)	1,518	1,048	6,376	5,227
Adjusted EBITDA	$72,258	$68,143	$179,531	$201,740

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$24,178	$27,140	$37,154	$65,331
Share-based compensation expenses (1)	1,663	7,535	16,806	25,516
Loss on debt extinguishment and modification (2)	—	—	—	5,340
Asset impairment and gain or loss on disposition (3)	216	117	961	460
Acquisition and integration costs (4)	760	—	8,346	—
Amortization of purchase accounting assets and deferred financing costs (5)	1,389	1,424	4,939	4,415
Other (6)	1,518	1,048	6,376	5,227
Tax adjustment to normalize effective tax rate (7)	(600)	(3,418)	(1,308)	(4,274)
Tax effect of total adjustments (8)	(1,271)	(2,857)	(11,517)	(12,083)
Adjusted net income	$27,853	$30,989	$61,757	$89,932

GAAP earnings per share:
Basic	$0.25	$0.27	$0.37	$0.66
Diluted	$0.24	$0.27	$0.37	$0.65
Adjusted earnings per share:
Basic	$0.28	$0.31	$0.62	$0.91
Diluted	$0.28	$0.31	$0.62	$0.89
Weighted average shares outstanding:
Basic	98,359	99,108	99,140	98,514
Diluted	98,933	100,973	100,146	100,727
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
(5)For purposes of determining adjusted EBITDA, this line represents the incremental amortization of inventory step-ups resulting from purchase price accounting related to acquisitions. For purposes of determining adjusted net income, in addition to the previously noted item, this line also represents the incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, as well as the amortization of debt issuance costs, as these items are already included in the adjusted EBITDA reconciliation within the depreciation and amortization expenses and interest income, net, respectively.
(6)Represents other non-recurring, non-cash or non-operational items, such as technology upgrade implementation costs, certain personnel-related costs, costs related to employer payroll taxes associated with equity awards, legal settlements and other legal expenses, store closing costs, strategic project costs and miscellaneous costs.
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
Comparison of the 13 and 39 weeks ended September 28, 2024 and September 30, 2023 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended				39 Weeks Ended
	September 28, 2024	September 30, 2023	$ Change	% Change	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales	$1,108,183	$1,003,913	$104,270	10.4%	$3,273,647	$2,979,635	$294,012	9.9%
The increase in net sales for the 13 and 39 weeks ended September 28, 2024 compared to the same periods in fiscal 2023 was primarily attributable to an increase in comparable store sales as well as non-comparable store net sales growth primarily from the 74 net new stores acquired or opened over the last 12 months.
Comparable store sales increased 1.2% for the 13 weeks ended September 28, 2024 and 2.6% for the 39 weeks ended September 28, 2024 compared to the same periods in fiscal 2023. The increase in comparable store sales for the 13 weeks ended September 28, 2024 was driven by a 2.0% increase in the number of transactions, partially offset by a 0.7% decrease in average transaction size. The increase in comparable store sales for the 39 weeks ended September 28, 2024 was driven by a 4.6% increase in the number of transactions, partially offset by a 1.9% decrease in average transaction size.
Cost of Sales

	13 Weeks Ended				39 Weeks Ended
	September 28, 2024	September 30, 2023	$ Change	% Change	September 28, 2024	September 30, 2023	$ Change	% Change
Cost of sales	$763,311	$688,222	$75,089	10.9%	$2,275,590	$2,036,831	$238,759	11.7%
% of net sales	68.9%	68.6%			69.5%	68.4%
The increase in cost of sales for the 13 weeks ended September 28, 2024 compared to the same period in fiscal 2023 was primarily the result of an increase in comparable store sales combined with non-comparable net sales from 74 net new stores acquired or opened over the last 12 months. The increase in cost of sales for the 39 weeks ended September 28, 2024 compared to the same period in fiscal 2023 was primarily the result of an increase in comparable store sales combined with non-comparable net sales from 74 net new stores acquired or opened over the last 12 months, as well as impacts related to our system upgrades.
Cost as a percentage of net sales increased slightly for the 13 weeks ended September 28, 2024 compared to the same period in fiscal 2023. Cost as a percentage of net sales increased for the 39 weeks ended September 28, 2024 compared to the same period in fiscal 2023 primarily due to inventory management impacts related to our system upgrades, as certain tools we used to manage the business on our legacy system took longer to rebuild, which impacted data visibility.

Gross Profit and Gross Margin

	13 Weeks Ended				39 Weeks Ended
	September 28, 2024	September 30, 2023	$ Change	% Change	September 28, 2024	September 30, 2023	$ Change	% Change
Gross profit	$344,872	$315,691	$29,181	9.2%	$998,057	$942,804	$55,253	5.9%
Gross margin	31.1%	31.4%			30.5%	31.6%
The increase in gross profit for the 13 weeks ended September 28, 2024 compared to the same period in fiscal 2023 was primarily the result of an increase in comparable store sales combined with non-comparable sales from 74 net new stores acquired or opened over the last 12 months. The increase in gross profit for the 39 weeks ended September 28, 2024 compared to the same period in fiscal 2023 was primarily the result of an increase in comparable store sales combined with non-comparable sales from 74 net new stores acquired or opened over the last 12 months, partially offset by impacts related to our system upgrades.
Gross margin decreased slightly for the 13 weeks ended September 28, 2024 compared to the same period in fiscal 2023. Gross margin decreased for the 39 weeks ended September 28, 2024 compared to the same period in fiscal 2023 primarily due to inventory management impacts related to our system upgrades, as certain tools we used to manage the business on our legacy system took longer to rebuild, which impacted data visibility.
Selling, General and Administrative Expenses

	13 Weeks Ended				39 Weeks Ended
	September 28, 2024	September 30, 2023	$ Change	% Change	September 28, 2024	September 30, 2023	$ Change	% Change
SG&A	$304,586	$278,134	$26,452	9.5%	$931,103	$835,948	$95,155	11.4%
% of net sales	27.5%	27.7%			28.4%	28.1%
The increase in SG&A for the 13 weeks ended September 28, 2024 compared to the same period in fiscal 2023 was driven by $26.5 million in higher store-related expenses while corporate-related expenses remained relatively flat. Store-related expenses primarily increased as a result of higher store occupancy costs due to 74 net new stores acquired or opened over the last 12 months, additional personnel costs from the Company-operated stores that were acquired in the United Grocery Outlet transaction, and the recognition of an e-commerce vendor receivable during the 13 weeks ended September 30, 2023. These increases were partially offset by lower commission payments to IOs primarily due to $7.2 million of incremental support we elected to provide our IOs in connection with our system upgrade during the 13 weeks ended September 30, 2023, while support was minimal during the 13 weeks ended September 28, 2024. Corporate-related expenses remained relatively flat and included lower incentive compensation expenses, partially offset by increases in other corporate-related expenses to support the continued growth of the business.
The increase in SG&A for the 39 weeks ended September 28, 2024 compared to the same period in fiscal 2023 was driven by $77.7 million in higher store-related expenses and $17.5 million in higher corporate-related expenses. Store-related expenses primarily increased as a result of higher commission payments to IOs, largely due to 33 net new stores operated by IOs over the last 12 months and an increase of $9.0 million period over period in incremental support we elected to provide to our IOs in connection with our system upgrades. Also contributing to the increase in SG&A, were higher store occupancy costs due to 74 net new stores acquired or opened over the last 12 months, additional personnel costs from the Company-operated stores that were acquired in the United Grocery Outlet transaction, and the recognition of an e-commerce vendor receivable during the 39 weeks ended September 30, 2023. Corporate-related expenses increased largely due to increased professional service costs to support our system upgrades and support the continued growth of the business, United Grocery Outlet acquisition-related costs, and higher marketing expenses, partially offset by lower incentive compensation expenses.
As a percentage of net sales, SG&A decreased slightly for the 13 weeks ended September 28, 2024 and increased slightly for the 39 weeks ended September 28, 2024 compared to the same periods in fiscal 2023 primarily due to the aforementioned factors.

Interest Expense, Net

	13 Weeks Ended				39 Weeks Ended
	September 28, 2024	September 30, 2023	$ Change	% Change	September 28, 2024	September 30, 2023	$ Change	% Change
Interest expense, net	$6,439	$4,226	$2,213	52.4%	$15,174	$14,911	$263	1.8%
% of net sales	0.6%	0.4%			0.5%	0.5%
The increase in net interest expense for the 13 weeks ended September 28, 2024 compared to the same period in fiscal 2023 was primarily driven by higher average principal debt outstanding during the 13 weeks ended September 28, 2024, due largely to support share repurchases and other cash outlays to support the continued growth of the business, after the acquisition of United Grocery Outlet.
The increase in net interest expense for the 39 weeks ended September 28, 2024 compared to the same period in fiscal 2023 was primarily driven by higher average principal debt outstanding during the 39 weeks ended September 28, 2024, due largely to support share repurchases and other cash outlays to support the continued growth of the business, after the acquisition of United Grocery Outlet, partially offset by the capitalization of $1.0 million of interest for the 39 weeks ended September 28, 2024.
See Note 3 to the condensed consolidated financial statements for additional information.
Loss on Debt Extinguishment and Modification

	13 Weeks Ended				39 Weeks Ended
	September 28, 2024	September 30, 2023	$ Change	% Change	September 28, 2024	September 30, 2023	$ Change	% Change
Loss on debt extinguishment and modification	$—	$—	$—	—%	$—	$5,340	$(5,340)	(100.0)%
% of net sales	—%	—%			—%	0.2%
During the 39 weeks ended September 30, 2023, we recorded a $5.3 million loss on debt extinguishment related to the payoff of $385.0 million of principal on the senior term loan outstanding under our prior credit facilities.
Income Tax Expense

	13 Weeks Ended				39 Weeks Ended
	September 28, 2024	September 30, 2023	$ Change	% Change	September 28, 2024	September 30, 2023	$ Change	% Change
Income tax expense	$9,669	$6,191	$3,478	56.2%	$14,626	$21,274	$(6,648)	(31.2)%
% of net sales	0.9%	0.6%			0.4%	0.7%
Effective income tax rate	28.6%	18.6%			28.2%	24.6%
The increase in income tax expense for the 13 weeks ended September 28, 2024, compared to the same period in fiscal 2023 was primarily due to the increase in our effective income tax rate.
The decrease in income tax expense for the 39 weeks ended September 28, 2024, compared to the same period in fiscal 2023 was primarily due to lower pretax book income, partially offset by the increase in our effective income tax rate.
The increase in our effective income tax rate for the 13 and 39 weeks ended September 28, 2024 compared to the 13 and 39 weeks ended September 30, 2023 was primarily driven by lower excess tax benefits related to the exercise of stock options, non-deductible acquisition and integration costs related to the acquisition of United Grocery Outlet, and lower pretax book income.

Net Income

	13 Weeks Ended				39 Weeks Ended
	September 28, 2024	September 30, 2023	$ Change	% Change	September 28, 2024	September 30, 2023	$ Change	% Change
Net income	$24,178	$27,140	$(2,962)	(10.9)%	$37,154	$65,331	$(28,177)	(43.1)%
% of net sales	2.2%	2.7%			1.1%	2.2%
As a result of the foregoing factors, net income decreased for the 13 and 39 weeks ended September 28, 2024 compared to the same periods in fiscal 2023.
Adjusted EBITDA

	13 Weeks Ended				39 Weeks Ended
	September 28, 2024	September 30, 2023	$ Change	% Change	September 28, 2024	September 30, 2023	$ Change	% Change
Adjusted EBITDA	$72,258	$68,143	$4,115	6.0%	$179,531	$201,740	$(22,209)	(11.0)%
The increase in adjusted EBITDA for the 13 weeks ended September 28, 2024 compared to the same period in fiscal 2023 was primarily due to the increase in gross profit, partially offset by the increase in SG&A related expenses, as discussed above.
The decrease in adjusted EBITDA for the 39 weeks ended September 28, 2024 compared to the same period in fiscal 2023 was primarily due to the increase in SG&A related expenses, partially offset by the increase in gross profit, as discussed above.
Adjusted Net Income

	13 Weeks Ended				39 Weeks Ended
	September 28, 2024	September 30, 2023	$ Change	% Change	September 28, 2024	September 30, 2023	$ Change	% Change
Adjusted net income	$27,853	$30,989	$(3,136)	(10.1)%	$61,757	$89,932	$(28,175)	(31.3)%
The decrease in adjusted net income for the 13 and 39 weeks ended September 28, 2024 compared to the same periods in fiscal 2023 was primarily due to the increase in SG&A related expenses, partially offset by the increase in gross profit, as discussed above.

Liquidity and Capital Resources
Sources of Liquidity
Based on our current operations and new store growth plans, we expect to satisfy our short-term and long-term cash requirements through a combination of our existing cash and cash equivalents position, funds generated from operating activities, and the borrowing capacity available in the revolving credit facility under our credit agreement, dated February 21, 2023, with Bank of America, N.A. (the "2023 Credit Agreement"). If cash generated from our operations and borrowings under the revolving credit facility are not sufficient or available to meet our liquidity requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders. Additionally, we may seek to take advantage of market opportunities to refinance our existing debt instruments with new debt instruments at interest rates, maturities and terms we deem attractive.
As of September 28, 2024, we had cash and cash equivalents of $68.7 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under the 2023 Credit Agreement. As of September 28, 2024, we had $140.0 million outstanding under the revolving credit facility and $4.5 million of outstanding standby letters of credit, resulting in $255.5 million of remaining borrowing capacity available under this revolving credit facility. During the 39 weeks ended September 28, 2024, $140.0 million was borrowed under this revolving credit facility to support share repurchases and other cash outlays to support the continued growth of the business, after the acquisition of United Grocery Outlet. In October 2024, we borrowed an additional $30.0 million of principal under the revolving credit facility primarily to support share repurchases.
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
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the 39 weeks ended September 28, 2024, before the impact of tenant improvement allowances, were $140.8 million, and, net of tenant improvement allowances, were $124.9 million. We currently expect total capital expenditures, net of tenant improvement allowances, to be approximately $200.0 million for fiscal 2024, which includes new store growth, upgrades to our existing fleet including United Grocery Outlet store capital improvements, as well as ongoing investments in technology, supply chain and infrastructure.
Debt Obligations
The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments of the senior term loan. Such payments total $46.9 million over the remaining term of the senior term loan, with $1.9 million payable over the remainder of fiscal 2024. The remaining senior term loan principal balance and any outstanding revolving credit facility balance will become due in February 2028 at maturity. See Note 3 to the condensed consolidated financial statements for additional information.

Acquisition of United Grocery Outlet
On April 1, 2024, Grocery Outlet Inc., our wholly owned subsidiary, acquired BBGO Acquisition, Inc., a holding company that owns all of the outstanding capital stock of The Bargain Barn Inc., which does business as United Grocery Outlet. The acquisition was completed for the total purchase consideration of $62.5 million, including $2.0 million of cash and cash equivalents on hand, after post-closing adjustments, and was funded with cash on hand. See Note 10 to the condensed consolidated financial statements for additional information.
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
As of September 28, 2024, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands, except percentages):

	39 Weeks Ended
	September 28, 2024	September 30, 2023	$ Change	% Change
Net cash provided by operating activities	$72,465	$276,218	$(203,753)	(73.8)%
Net cash used in investing activities	(205,678)	(131,030)	(74,648)	57.0%
Net cash provided by (used in) financing activities	86,879	(92,253)	179,132	194.2%
Net (decrease) increase in cash and cash equivalents	$(46,334)	$52,935	$(99,269)	(187.5)%
Cash Provided by Operating Activities
Net cash provided by operating activities was $72.5 million for the 39 weeks ended September 28, 2024 compared to $276.2 million for the same period in fiscal 2023. The decrease in net cash provided by operating activities of $203.8 million for the 39 weeks ended September 28, 2024 compared to the same period in fiscal 2023 was primarily driven by changes in accounts payable and accrued expenses combined with lower net income and changes in merchandise inventory levels.
Cash Used in Investing Activities
Net cash used in investing activities was $205.7 million for the 39 weeks ended September 28, 2024 compared to $131.0 million for the same period in fiscal 2023. The increase in net cash used in investing activities of $74.6 million for the 39 weeks ended September 28, 2024 compared to the same period in fiscal 2023 was primarily due to the acquisition of United Grocery Outlet in April 2024 combined with increased spending on property and equipment due to higher store count and construction related to future stores.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities of $86.9 million for the 39 weeks ended September 28, 2024 was primarily due to the borrowing of $140.0 million on our revolving credit facility under the 2023 Credit Agreement and $8.3 million in proceeds from the exercise of stock options, partially offset by the repurchase of $56.4 million of our common stock and $3.8 million in scheduled principal payments on the senior term loan under the 2023 Credit Agreement. Net cash used in financing activities of $92.3 million for the 39 weeks ended September 30, 2023 was primarily due to the payoff of $385.0 million of principal on the prior senior term loan outstanding under our prior first lien credit facility, repayment of the $25.0 million of principal on our revolving credit facility, $4.5 million in debt issuance costs paid, $3.8 million in scheduled principal payments on the senior term loan under the 2023 Credit Agreement and the repurchase of $3.3 million worth of common stock, partially offset by $325.0 million in proceeds from the 2023 Credit Agreement.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission (the "SEC") for interim reporting. The preparation of our condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our judgments and estimates are based on historical experience and other factors believed to be reasonable under the circumstances. With respect to critical accounting policies, even a relatively minor variance between actual and expected results can potentially have a materially favorable or unfavorable impact on subsequent results of operations.
There have been no material changes to our critical accounting policies and estimates during the 39 weeks ended September 28, 2024 from those disclosed in our 2023 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of September 28, 2024, our outstanding borrowings included $290.6 million from the senior term loan and $140.0 million from the revolving credit facility under the 2023 Credit Agreement. As of September 28, 2024, the interest rate on these borrowings ranged from 7.60% to 7.70% (See Note 3 to the condensed consolidated financial statements for additional information). Based on the outstanding balances and interest rates of the senior term loan and the revolving credit facility as of September 28, 2024, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense, excluding the capitalization of interest, of approximately $3.3 million over the next 12 months.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded our disclosure controls and procedures were not effective as of September 28, 2024 due to the ongoing material weakness in our internal control over financial reporting identified as of December 30, 2023. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.
Material Weakness and Remediation Plan
The identified material weakness in internal control over financial reporting relates to deficiencies in the design and operating effectiveness of certain information technology general computer controls ("ITGC's"). In particular, the replacement of components of our enterprise resource planning system in late August 2023 led to a significant increase in the volume of transactions across user access, program change management, and information technology ("IT") operations for which our existing controls for such matters were not designed to address. Further, certain of the Company's related business controls that are dependent upon the affected ITGC's were also deemed ineffective as of December 30, 2023.
We have taken, and continue to take, steps to remediate the control deficiencies contributing to the material weakness described above. Management continues to redesign controls and implement additional training for user access, program change management, and IT operations controls. Our remediation progress has also included hiring additional internal and external resources. We currently anticipate the corrective controls to be implemented during the fiscal year ending December 28, 2024. The remediation will thereafter be completed after management has concluded through testing that these controls have operated effectively for a sufficient period of time.
We did not identify any material misstatements to the condensed consolidated financial statements as of and for the fiscal quarter ended September 28, 2024 because of these control deficiencies. However, the pervasive impact of these control deficiencies to the Company's internal control over financial reporting creates a reasonable possibility that a material misstatement to the condensed consolidated financial statements would not be prevented or detected on a timely basis.
For further information regarding the identified material weakness, see Part I, Item 1A. "Risk Factors" and Part II, Item 9A. "Controls and Procedures" in our 2023 Form 10-K.
Changes in Internal Control over Financial Reporting
On April 1, 2024, Grocery Outlet Inc., our wholly owned subsidiary, acquired BBGO Acquisition, Inc., a holding company that owns all of the outstanding capital stock of The Bargain Barn Inc., which does business as United Grocery Outlet (See Note 10 to the condensed consolidated financial statements for additional information). We are currently integrating United Grocery Outlet into our internal control framework and processes and, pursuant to the Securities and Exchange Commission's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal control over financial reporting as of December 28, 2024 will not include United Grocery Outlet.
Other than the remediation efforts and changes identified above, during the fiscal quarter ended September 28, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are party to claims, proceedings and litigation that arise in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. Further, no material legal proceedings were terminated, settled or otherwise resolved during the 13 weeks ended September 28, 2024.
SEC regulations require us to disclose information about certain environmental proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, we use a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2023 Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2023 Form 10-K, other than as set forth below.
Risks Related to Our Operations
Our success depends in part on our executive officers and other key personnel.
We believe that our success depends to a significant extent on the skills, experience and efforts of our executive officers and other key personnel. Due to the uniqueness of our model, the unexpected loss of services of any of our executive officers or other key personnel could have a material adverse effect on our business and operations. In March 2024, our then Chief Financial Officer departed to pursue another opportunity and we have not yet been able to secure a permanent replacement. In late October 2024, our President and Chief Executive Officer stepped down and our Chairman of the Board of Directors was appointed Interim President and Chief Executive Officer. We have engaged a search firm to identify candidates to serve in these roles. There can be no assurance that our executive search process or succession planning for other officer roles, retention or hiring efforts will be successful. Competition for skilled and experienced management in our industry is intense, and we may not be successful in attracting and retaining qualified personnel. We do not maintain key person insurance on any of our key personnel.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our share repurchase program activity of our common stock for the 13 weeks ended September 28, 2024 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 30, 2024 - July 27, 2024	1,164,423	$21.50	1,164,423	$34,431
July 28, 2024 - August 24, 2024	—	—	—	34,431
August 25, 2024 - September 28, 2024	—	—	—	34,431
Total third quarter of fiscal 2024	1,164,423	$21.50	1,164,423
_______________________
(1)Includes commissions for the shares of our common stock repurchased under our first share repurchase program adopted in 2021 (the "2021 Share Repurchase Program").
(2)In November 2021, our Board of Directors approved the 2021 Share Repurchase Program. This program, effective November 5, 2021 and without an expiration date, authorized us to repurchase, from time to time and at prices the Company deems appropriate, up to $100.0 million of our outstanding common stock utilizing a variety of methods including open market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and repurchases under a Rule 10b5-1 plan (which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws). In addition to the Company's discretion, such repurchases were subject to, among other things, market conditions, applicable legal requirements and debt covenants. The shares purchased were made in open-market transactions pursuant to a Rule 10b5-1 plan.

Item 3. Default Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans and Arrangements - Directors and Section 16 Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, referred to as Rule 10b5-1 trading plans, that were terminated by our directors or Officers (as such term is defined under Section 16 of the Exchange Act) during the 13 weeks ended September 28, 2024. No such plans were adopted during the 13 weeks ended September 28, 2024.

Name and Position	Date of Adoption of Rule 10b5-1 Trading Plan	Date of Termination of Rule 10b5-1 Trading Plan	Scheduled Expiration of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold
Robert J. Sheedy, Jr. President and Chief Executive Officer; Director (1)	3/4/2024	8/21/2024	11/25/2024	Up to 10,389 shares of our common stock upon the exercise of stock options (2)
_______________________
(1)As disclosed in Note 11 to the condensed consolidated financial statements, on October 29, 2024, Mr. Sheedy stepped down from his positions as President and Chief Executive Officer, and resigned as a director.
(2)The stock options included in Mr. Sheedy's 10b5-1 plan have an expiration date of November 25, 2024.
Non-Rule 10b5-1 Trading Arrangements
During the 13 weeks ended September 28, 2024, no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408(c) of SEC Regulation S-K) were adopted, modified or terminated by our directors or Officers.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	8-K	001-38950	6/10/2022	3.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	8-K	001-38950	4/8/2022	3.1
10.1†*	Amendment to Consulting Agreement, dated as of September 1, 2024, by and between Charles C. Bracher and Grocery Outlet Inc.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Extension Definition Linkbase Document
101.LAB*	Inline XBRL Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and included as Exhibit 101.
____________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grocery Outlet Holding Corp.
Date:	November 6, 2024	By:	/s/ Lindsay E. Gray
Lindsay E. Gray Interim Chief Financial Officer and Senior Vice President, Accounting (Principal Financial Officer and Principal Accounting Officer)