Form 10-K
period 2024-12-28
Grocery Outlet Holding Corp.
filed 2025-02-26
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common stock of the registrant as of June 28, 2024, the last business day of the most recently completed second fiscal quarter (based on a closing price of $22.12 per share), held by non-affiliates was approximately $2.1 billion.
As of February 20, 2025, the registrant had 97,357,942 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13, and 14) is hereby incorporated by reference to portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2025. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended December 28, 2024.

GROCERY OUTLET HOLDING CORP.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K ("Form 10-K" or "report") and the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and the documents incorporated by reference herein other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, the opening of new stores and new store growth, costs and benefits associated with the Restructuring Plan, the acquisition integration of United Grocery Outlet, our enterprise resource planning system project and impacts, the remediation plan of our material weakness, business and market trends, macroeconomic and geopolitical conditions, our private label program, our share of the excess inventory market, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report or as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"). We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time.
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
Our fiscal year ends on the Saturday closest to December 31st each year. References to fiscal 2026, fiscal 2025, fiscal 2024, fiscal 2023, and fiscal 2022 refer to the fiscal years ended January 2, 2027, January 3, 2026, December 28, 2024, December 30, 2023 and December 31, 2022, respectively. Our 2024, 2023 and 2022 fiscal years all consisted of 52 weeks.

PART I
ITEM 1. BUSINESS
Our Company
Grocery Outlet is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. As of December 28, 2024, we had 533 stores in California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Maryland, Nevada, North Carolina, New Jersey, Georgia, Ohio, Alabama, Delaware, Kentucky and Virginia. Our headquarters is in Emeryville, California.
Each of our stores offers a fun, treasure hunt shopping experience in an easy-to-navigate, small-box format. An ever-changing assortment of "WOW!" deals, complemented by everyday staple products, generates customer excitement and encourages frequent visits from bargain-minded shoppers. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Our Grocery Outlet stores are primarily run by entrepreneurial independent operators ("IOs") who create a neighborhood feel through personalized customer service and a localized product offering. This differentiated approach has driven consistent comparable store sales growth, and we have had positive comparable store sales for over 20 years, with the exception of fiscal 2021, due primarily to the heightened demand during the onset of the COVID-19 pandemic in 2020.
Our differentiated model for buying and selling delivers a "WOW!" shopping experience, which generates customer excitement, inspires loyalty and supports profitable sales growth:
•How we buy: We source quality, name-brand consumables and fresh products opportunistically through a centralized purchasing team that leverages long-standing and actively managed supplier relationships to acquire merchandise at significant discounts. Our speed and efficiency in responding to supplier needs, combined with our specialized supply chain capabilities and flexible merchandising strategy, enhance our access to discounted products and allow us to turn inventory quickly and profitably. Our buyers proactively source on-trend products based on changing consumer preferences, including a wide selection of Natural, Organic, Specialty or Healthy ("NOSH") products. We also source everyday staple products and have recently introduced our own private label products to complement our opportunistic offerings. Each store offers a curated and ever-changing assortment of items, creating a "buy now" sense of urgency that promotes return visits and fosters customer loyalty.
•How we sell: Our Grocery Outlet stores are independently operated by entrepreneurial IOs, who are small business owners that have a relentless focus on selecting the best products for their communities, providing personalized customer service and driving improved store performance. Unlike a store manager of a traditional retailer, IOs are independent businesses and are responsible for store operations, including ordering, merchandising and managing inventory, marketing locally and directly hiring, training and employing their store workers. IOs initially contribute capital to establish their business and generally share 50% of store-level gross profits with us. These factors both align our interests and incentivize IOs to grow their business profitably to realize financial upside. This combination of local decision-making supported by our purchasing scale and corporate resources results in a "small business at scale" model that we believe is difficult for competitors to replicate.
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
Our stores generally have performed well across all economic cycles, and for the vast majority of our history, we have had positive comparative sales growth and healthy gross margin rates. Our model also is somewhat insulated from store labor-related variability because IOs directly employ their store workers. The result is a highly scalable business with lower corporate fixed costs, providing further protection in the event of an economic downturn and growth opportunities in a strong economy.
On April 1, 2024, Grocery Outlet Inc., our wholly owned subsidiary, acquired The Bargain Barn, Inc., which does business as United Grocery Outlet ("United Grocery Outlet," or "UGO"), which included 40 stores in six adjacent states we did not operate in as of such date (Tennessee, North Carolina, Georgia, Alabama, Kentucky and Virginia) and a company-operated distribution center. See NOTE 15—Business Combination to our Consolidated Financial Statements for additional information. The acquisition provides us with the opportunity to scale in a new region and is a platform for potential future expansion in the Southeast.

Throughout this report, the discussion of our business, stores, operations and strategies generally refers to our IO-operated stores. As of December 28, 2024, 42 stores, including the 40 acquired United Grocery Outlet stores, were Company-operated stores. Unless otherwise specifically disclosed in this report, the impact of the United Grocery Outlet stores in aggregate were not material to our operations and our consolidated financial statements in fiscal 2024.
Our History
Our founder, Jim Read, pioneered our opportunistic buying model in 1946 and subsequently developed the IO selling approach, which harnesses individual entrepreneurship and local decision-making to better serve our customers. Underlying this differentiated model was a mission that still guides us today: "Touching Lives for the Better." Since 2006, the third generation of Read family leadership, Eric Lindberg, Jr., Chairman of our Board of Directors (the "Board") and former Chief Executive Officer, has continued to advance this mission.
Grocery Outlet Holding Corp. was incorporated in Delaware on September 11, 2014. Our common stock has traded on the Nasdaq Global Select Market under the symbol "GO" since 2019.
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
•Expand our footprint. We believe that strategic new store growth remains a significant and critical driver of long-term stockholder value. We continue to believe the success of our stores across a broad range of geographies, population densities and demographic groups creates a significant opportunity to grow our profitability and increase returns for our stores in existing and new local regions and states. We intend to continue to expand our reach to additional customers and geographies across the United States.
While we continue to believe in our long-term growth potential, we recently reviewed our strategic initiatives and priorities and have determined to simplify our near-term growth strategy in order to build a stronger foundation from which to scale in the future, and to drive sustainable and disciplined growth, profitability and return on invested capital. In particular, we reassessed our new store opening strategy for fiscal 2025 and fiscal 2026, the efficiency of certain supply chain investments and our general and administrative cost structure. As a result, during the fourth quarter of fiscal 2024, we began to initiate a restructuring plan that is intended to improve our profitability and cash flow generation, optimize the footprint of new store growth and lower our cost base (the “Restructuring Plan”). See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments – Restructuring Plan” for additional information.
Products and Pricing
Each store offers a curated and ever-changing assortment of products, consisting of on-trend, quality, name-brand consumables and fresh products. Our product offering includes a constant rotation of opportunistic products, complemented by an assortment of competitively priced everyday staples across grocery, produce, refrigerated and frozen foods, beer and wine, fresh meat and seafood, general merchandise and health and beauty care. We have continued to expand our product assortment to meet customer needs, including a wide selection of NOSH, fresh, ethnic and local products. In the third quarter of fiscal 2024, we introduced our own private label products and launched over 180 new private-label SKUs across grocery and deli categories.

A typical Grocery Outlet basket is priced approximately 40% lower than conventional grocers and approximately 20% lower than discount retailers. Opportunistically sourced products represent a substantial portion of our purchasing mix. We refer to our best opportunistic purchases as "WOW!" deals, which generally represent deep discounts of 40% to 70% relative to conventional retailers. These products encourage repeat shopper visits and typically sell quickly due to their compelling value, short duration and continually changing availability.
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
Our centralized sourcing team, consisting of our purchasing and inventory planning groups, has deep experience and decades-long relationships with leading CPG companies. Our team is highly selective when evaluating opportunities available to us and maintains a disciplined yet solutions-oriented approach. We are always seeking out and developing new supplier relationships to acquire desirable products at discounts that excite our customers. Our inventory planning group collaborates with and supports our buyers to evaluate the appropriate type and quantity of products in order to maintain adequate inventory levels in key product categories.
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
We supplement our opportunistic purchases with competitively priced everyday staples in order to provide a convenient shopping experience. We typically source these staple products (e.g., milk, eggs, sugar) from multiple suppliers to lower our costs and we generally avoid long-term supply commitments to maintain the flexibility to pursue opportunistic buys as they arise. We believe our recent introduction of our private label products in stores will provide better value and inventory consistency for our customers, as well as deliver better margins for us and our IOs.
Supply Chain and Distribution
Over time, we have honed our supply chain operations to support our opportunistic buying approach and to quickly and efficiently deliver products to our stores. We believe our supply chain flexibility enables us to solve suppliers' inventory challenges and, therefore, obtain significant discounts on purchases. After agreeing to purchase product from a supplier, we move quickly to receive, process and distribute the goods. Our systems, including our new store portal, are designed to provide IOs visibility to our current inventory, and the anticipated launch of our upgraded real-time order guide in fiscal 2025 is expected to significantly reduce time to shelf. IOs typically order multiple deliveries per week resulting in higher inventory turns, lower shrink (defined below) and a frequent assortment of new products on shelf. Since the implementation of system upgrades in August 2023, we and our IOs have experienced significant issues with ordering, inventory planning and management and payment processing. See “Business Technology” for additional information.
We also have dedicated teams to handle unique situations in which products need to be reconditioned or relabeled for sale. These items may include products without a UPC label, goods labeled for another geography, or inventory with damaged packaging.
We rely on our distribution and transportation network, including by means of truck, ocean and rail to provide goods to our distribution centers and stores in a timely and cost-effective manner. Deliveries to our stores occur from our distribution centers or directly from our suppliers. As of December 28, 2024, we distributed inventory through nine primary distribution centers, four of which we operate (for dry goods) and five of which are operated by third parties (for cold items, produce and dry goods). We have an in-house transportation fleet as well as a strong relationship with a third-party transportation partner that together provide consistent performance and timely deliveries to our stores.

We intend to continue to invest in our distribution and logistics infrastructure in order to support our anticipated store growth over the long term, including as we enter into new geographies. We are shifting our planned investments in our distribution infrastructure in fiscal 2025 and fiscal 2026 away from highly capital-intensive projects. We will instead invest in lower cost distribution centers for dry goods to enhance capacity and improve inventory management and overall execution. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments – Restructuring Plan” for additional information.
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
We generally share 50% of store-level gross profits with IOs, thereby incentivizing them to grow their business profitably to realize financial upside. The independent operator agreement (the "Operator Agreement") that we sign with each IO gives the IO broad responsibility over store-level decision-making, unlike a store manager of a traditional retailer. This decision-making includes merchandising, selecting a majority of products, managing inventory, marketing locally, directly hiring, training and employing their store workers and supervising store operations to carry out our brand's commitment to superior customer service. As a result, our IO model reduces our fixed costs, corporate overhead and exposure to wage inflation pressures and centralized labor negotiations.
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
As of December 28, 2024, 491 of our 533 stores were operated by IOs, with the remaining 42 stores currently operated by us while we evaluate the timing to transition such stores to our IO model. Forty of such Company-operated stores are under the brand name United Grocery Outlet and two of such stores are under the brand name Grocery Outlet Bargain Market. We have entered into an Operator Agreement with each IO, which grants that IO a license to operate a particular Grocery Outlet Bargain Market retail store and to use our trademarks, service marks, trade names, brand names and logos under our brand standards. The Operator Agreement, along with our Best Business Practice Manual, defines our brand standards and sets forth the terms of the license granted to that IO. IOs have discretion to determine the manner and means for accomplishing their duties and implementing our brand standards. The success of this licensing arrangement depends upon mutual commitments by us and the IO to cooperate with each other and engage in practices that protect our brand standards and the reputation of our brand and enhance the sales, business and profit potential of the IO's store. The Operator Agreement provides that either the IO or we may terminate the Operator Agreement for any reason on 75 days' written notice, and that we may terminate the Operator Agreement immediately for cause.
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
IOs are able to uniquely display and merchandise products in order to appeal to their local customer base. IOs also have discretion to adjust pricing in response to local competition or product turns, provided that the overall outcome based on an average basket of items comports with our reputation for selling quality name-brand consumables and fresh products and other merchandise at significant discounts. IOs are expected to engage in local marketing efforts to promote their store and enhance the reputation and goodwill of the Grocery Outlet brand. To protect our brand and reputation, the Operator Agreement requires IOs to adhere to brand standards, including cleanliness, customer service, store appearance, conducting their business in compliance with all laws and observing requirements for storing, handling and selling merchandise.

As consignor of all merchandise, the aggregate sales proceeds belong to us. We, in turn, pay IOs a commission that is generally 50% of the store's gross profit in exchange for the IO's services in staffing and operating the store. Any spoiled, damaged or stolen merchandise, markdowns or price changes impact gross profit and therefore the IO's commission. We generally split these losses equally with IOs. As a result, IOs are exposed to the risk of loss of such merchandise and are incentivized to minimize any such losses. Our relationship with the IOs is an important part of our business. To alleviate the disruption caused by the system upgrades that we implemented in late August 2023 and as more fully described below under "Business Technology," we elected to provide commission support to IOs beginning in the third quarter of fiscal 2023 through fiscal 2024. We continue to provide minimal commission support to IOs for inventory shrinkage.
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
Our Stores and Expansion Opportunities
As of December 28, 2024, our 533 total stores averaged approximately 14,000 square feet on the sales floor. We lease substantially all of our store locations, with initial lease terms of generally ten years and options to renew for two or three successive five-year periods.
Our stores are convenient, neatly organized, well maintained and easy to navigate with wide aisles and clear signage to guide the customer through our various departments such as produce, beer and wine and fresh meat and seafood. The stores require neither membership fees nor bulk purchases for customers to save money and have a high level of customer service. Upon entering a store, customers are greeted by signage introducing the IOs, a tailored selection of fresh produce and other perishables, followed by a "Power Wall" displaying some of our most compelling offerings. We continue to operate and integrate acquired United Grocery Outlet stores to our standards as we evaluate the timing to transition such stores to our IO model.
Stores are assorted and merchandised uniquely by IOs providing a "WOW!" treasure hunt shopping experience. A majority of the assortment in each Grocery Outlet store is selected by IOs based on local preference and shopping history while the remaining assortment is delivered to stores to support marketing circulars and manage "sell-by" dates. We have several customized systems and tools in place, including our ordering system that is designed to provide IOs visibility to our current inventory and ordering suggestions based on local store characteristics.
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

We believe that strategic new store growth remains a significant and critical driver of long-term stockholder value. Additionally, we further believe our white space remains vast with the potential to operate over 4,000 stores across the United States, demonstrated by the success of our stores across a broad range of geographies, population densities and demographic groups. Our new store growth efforts remain focused on organic growth that align with our long-term geographic expansion and store growth strategies. Complementary growth opportunities include expanding strategic relationships with large property owners, evaluating opportunistic real estate lists, and exploring strategic regional acquisitions.
We deploy a store model that is designed to generate robust store-level financial results, strong cash flow and attractive return. We have a dedicated real estate team that utilizes a rigorous site selection process in order to source new store locations that generate strong overall returns and generally targets new stores of between 15,000 and 20,000 total square feet with an average of 4,000 square feet of non-selling space. In fiscal 2024 in addition to the United Grocery Outlet stores we acquired, we opened 27 new stores in California (8), Maryland (4), Pennsylvania (4), New Jersey (3), Idaho (2), Ohio (2), Washington (2), Delaware (1) and Tennessee (1), and closed two stores during the year. On April 1, 2024, we acquired 40 United Grocery Outlet stores in six adjacent states we did not operate in as of such date, including Tennessee (24), North Carolina (9), Georgia (4), Alabama (1), Kentucky (1) and Virginia (1).
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
We focus our centralized marketing efforts to build brand awareness and communicate specific in-store deals to drive customer traffic, primarily through digital ads, emailed "WOW! Alerts," social media, television and radio commercials and in-store and outdoor signage. We have increased our usage of digital advertising, allowing us to more quickly develop, deploy and target marketing communications based on our changing inventories and store-specific deals. We also market via television, streaming television platforms and radio (terrestrial and digital) to specific markets to build brand awareness and highlight the value we provide. We reinforce these efforts with in-store price and item signage as well as outdoor marketing via billboards and truck wraps. In fiscal 2023, we launched a mobile personalization app, which was fully deployed across all Grocery Outlet stores in fiscal 2024. The app allows customers to track their savings and provides new, trending and top selling items as well as curated product recommendations based on user preferences. Further, the app provides us with critical data analytics to make our marketing efforts more effective and efficient.
IOs develop and fund their local marketing plan to drive customer engagement. IO efforts include community outreach such as partnering with food banks, sponsoring youth athletic programs and offering discounts to veterans. In addition, IOs develop and manage their own social media marketing platforms, posting creative and compelling content.
Competition
We compete for consumer spend with a diverse group of retailers, including mass, discount, conventional grocery, department, drug, convenience, hardware, variety, online and other specialty stores. These businesses compete with us on the basis of price, selection, quality, customer service, convenience, location, store format, shopping experience, or any combination of these or other factors. They may also compete with us for products and locations. During fiscal 2024, we observed an increase in promotional and pricing activities from key competitors, which led to our increased efforts to actively negotiate costs and adjust prices to sharpen our value proposition. We also face internally generated competition when we open new stores in markets we already serve.
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
Many competitors and a number of pure online retailers are attempting to attract customers by offering various forms of e-commerce. We have entered into partnerships with these third party grocery delivery companies to provide online shopping at our stores and we have embraced online and digital marketing, including with our mobile personalization app.

Beyond competition for consumers, we compete against a fragmented landscape of opportunistic purchasers, including retailers and wholesalers to acquire excess merchandise for sale in our stores. Our established relationships with most of our suppliers along with our distribution scale, buying power, financial credibility and responsiveness often makes us the first call for available deals.
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
The modernization, enhancement and maintenance of our information systems have allowed us to support the growth in our business and store base. We have added several systems that provide us additional functionality and scalability in order to better support operational decision-making, including enhanced point of sale, warehouse management, human resource planning, business intelligence, vendor tracking and lead management, store communications, real estate lease management and financial planning and analysis systems.
We modify, update and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to enhanced systems; integrating new service providers; and adding enhanced new functionality, such as cloud computing technologies. In addition, we have a customized enterprise resource planning system, components of which have been replaced over the past several years, including our financial ledger, inventory management platform and product data warehouse system, which were replaced in late August 2023. As previously disclosed, the implementation of these system upgrades resulted in significant disruption to our business operations, including ordering and inventory disruptions, as well as payment processing, which adversely impacted our results of operations for the fiscal months of September through December of 2023 as well as during fiscal 2024. In connection with addressing these issues, we have invested and are continuing to invest in enhancements and additional resources to improve visibility into our operating data to function at the speed and efficiency necessary for optimal execution of our business. We also continue to identify and implement productivity improvements through both operational initiatives and system enhancements, such as category assortment optimization, improved inventory management tools, greater purchasing specialization and back-office processing efficiencies.
Further, we have built a series of tools that empower IOs to make intelligent decisions to grow their business from improving product ordering, reducing shrink, and gaining intelligence into their store performance and profitability. We believe these investments, once optimized, will result in valuable business insights and operational improvements.
Trademarks and Other Intellectual Property
We own federally registered trademarks related to our Grocery Outlet Bargain Market brand, including "GROCERY OUTLET BARGAIN MARKET," "WOW!," "NOSH" and "BARGAIN BLISS." In addition, we maintain trademarks for the images of certain logos that we use, including the "GROCERY OUTLET BARGAIN MARKET" logo, the "NOSH" logo and the "WOW!" logo. We are also in the process of pursuing several other trademarks to further identify our services. We have disclaimed the terms "GROCERY OUTLET" and "MARKET" with respect to our "GROCERY OUTLET BARGAIN MARKET" trademarks, among other disclaimed terms with respect to our registered trademarks and trademark applications.
We also own federally registered trademarks utilized by United Grocery Outlet, including “1st Stop For Extreme Value,” “Shop G.O. 1st,” and “GO GROCERY OUTLET.”
Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also own several domain names, including www.groceryoutlet.com and www.ownagroceryoutlet.com, and registered and unregistered copyrights in our website content. Our Operator Agreement grants the IOs a limited, non-exclusive license to use our Grocery Outlet Bargain Market brand trademarks solely in connection with the operation and promotion of their store and not in connection with other activities. To maintain quality of use of our trademarks, we exercise actual control over the IO's use of our trademarks and IOs are not permitted to sublicense our trademarks to others. We attempt to obtain registration of our trademarks as practical and pursue infringement of those marks when appropriate. We rely on trademark and copyright laws, trade-secret protection and confidentiality, license and other agreements with the IOs, suppliers, employees and others to protect our intellectual property.

Regulations
We and the IOs are subject to regulation by various federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the U.S. Department of Agriculture (the "USDA") the Consumer Product Safety Commission and the Environmental Protection Agency. We and the IOs are also subject to various federal, state and local laws and regulations, including those governing labor and employment, including minimum wage requirements and employee safety, advertising, privacy, safety and environmental protection and consumer protection regulations, including those that regulate retailers and/or govern product standards, the importation, transportation, promotion and sale of merchandise, packaging material safety and recycling, waste reduction and the operation of stores and warehouse facilities. In addition, we and the IOs must comply with provisions regulating health and sanitation standards, food labeling, non-food labeling and licensing for the sale of food and alcoholic beverages. We actively monitor changes in these laws. In addition, we and the IOs are subject to environmental laws, including but not limited to hazardous waste laws, and regulations related to refrigeration and stormwater, pursuant to which we and/or the IOs could be strictly and jointly and severally liable, regardless of our knowledge or responsibility.
Food and Dietary Supplements—The FDA regulates the safety of certain food and food ingredients, as well as dietary supplements under the federal Food, Drug, and Cosmetic Act (the "FDCA"). Similarly, the USDA's Food Safety Inspection Service ensures that the country's commercial supply of meat, poultry, catfish and certain egg products is safe, wholesome and correctly labeled and packaged.
For our stores that process, handle and package meat and meat products, we are subject to regulation, registration and regular inspections under the USDA Food Safety and Inspection Service.
The Food Safety Modernization Act amended the FDCA in 2011 and expanded the FDA's regulatory oversight of all supply chain participants. Most of the FDA's promulgated regulations are now in effect and mandate that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products.
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
EBT Payments—Approximately 9% of our net sales in fiscal 2024 were in the form of Electronic Benefits Transfer ("EBT") payments and a substantial portion of these payments may be related to benefits associated with the Supplemental Nutritional Assistance Program ("SNAP"). The U.S. Department of Agriculture regulates these programs and their eligibility requirements. The registration and ongoing compliance requirements for SNAP participation are fairly complex and each of the IOs holds their registration under the name of their business entity and is responsible to ensure that their employees consistently comply with all SNAP rules.
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

However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our stores. In order to comply with applicable statutes and regulations, our suppliers and manufacturers have from time to time reformulated, eliminated or relabeled certain of their products.
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
Seasonality
Our business is impacted by mild seasonality, as our average weekly sales per store fluctuate throughout the year, with sales typically higher during major U.S. holidays or events.
Human Capital Management
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
Employees—Our people are at the heart of who we are and what we do. They are key to achieving our business goals and growth strategy. Following the acquisition of United Grocery Outlet in fiscal 2024, our employee population doubled due to the UGO stores being company-operated. As of December 28, 2024, we had 2,307 employees, 1,692 of whom were full-time and 615 of whom were part-time. As of December 28, 2024, 632 of our employees worked in our corporate organization, 189 of which were classified as field employees, and our distribution centers employed 516 persons. The remaining employees were employees in our Company-operated stores. As of December 28, 2024, 139 of our employees were union employees, all of whom were employees at two Company-operated stores. We have experienced no material interruptions of operations due to disputes with our employees and consider our relations with our employees to be very good. In the first quarter of fiscal 2025, we implemented a reduction to our workforce by approximately 40 full-time employees. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments – Restructuring Plan” for additional information.
Employee Development—We seek to grow leaders at every level of our organization by creating a culture of mentoring and coaching. As part of our succession planning, we prioritize growing talent internally within our organization and invest resources to develop our employees' skill sets and career paths. Some of our offerings to our Grocery Outlet employees during 2024 (offered virtually and, in some cases, in person) included:
•Certification program opportunities, including offerings in personal growth and professional development;
•Lunch and learn events, featuring a wide variety of personal development topics and industry speakers;
•Individual coaching for leadership development, and other leadership training for supervisors through Vice Presidents; and
•Virtual learning platform, including leadership development courses and specific hard skills training on project management and Microsoft Excel.
We encourage internal promotions and hiring for open positions. During fiscal 2024, we promoted 141 corporate and field employees.
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

Employee Compensation and Benefits—We provide compensation and comprehensive benefits designed to recruit, reward and retain the talent necessary to advance our mission, meet our business goals and execute our long-term growth strategy. Our compensation components vary by employee level and can include cash based compensation, cash bonuses, equity awards and a profit-sharing program. Additionally, we provide generous and highly competitive health and welfare benefits programs.
Equity, Diversity and Inclusion—We believe that a diverse and inclusive team is important to our long-term business success.
As part of our commitment to transparency, we are committed to disclosing our workforce diversity data (by gender, race and ethnicity) that we include in our consolidated EEO-1 report filed with the U.S. Equal Employment Opportunity Commission, beginning with fiscal 2024 data to be included in our Impact Report that will be published in 2025.
We focus on genuine equal opportunity for all in hiring, retention and advancement, and cultivating an inclusive, merit-based and diverse corporate culture through continued education and development opportunities across our organization.
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

ITEM 1A. RISK FACTORS
The following risk factors are important to understanding various statements in this Form 10-K or elsewhere. The factors described below, individually or in the aggregate, could materially adversely affect our business, business prospects, financial condition, operating results, cash flows and stock price, and may cause actual results, performance or achievements in future periods to differ materially from those assumed, projected or contemplated. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time.
The following is a summary of the principal risks that could adversely affect our business, operations and financial results:
Risks Related to Our Operations
•failure of suppliers to consistently supply us with opportunistic products at attractive pricing, which is generally not in our control;
•inability to successfully identify trends and maintain an appropriate level of opportunistic products or general inventory;
•failure to maintain or increase comparable store sales;
•any significant disruption to our distribution network, the operations, technology and capacity of our distributions centers and our timely receipt of inventory;
•risks associated with newly opened stores;
•risks associated with our growth strategy, including opening, relocating or remodeling stores on schedule and on budget, as well as the revised near-term new store growth strategy as reflected in the Restructuring Plan;
•financial and operating impacts associated with our Restructuring Plan;
•inflation and other changes affecting the market prices of the products we sell;
•failure to maintain our reputation and the value of our brand, including protecting our intellectual property;
•failure to remediate our material weakness in our internal control over financial reporting;
•inability to maintain sufficient levels of cash flow from our operations to fund our growth strategy;
•risks associated with leasing substantial amounts of space;
•inability to attract, train and retain highly qualified employees or the loss of executive officers or other key personnel;
•costs and successful implementation of marketing, advertising and promotions;
•natural or man-made disasters, climate change, power outages, major health epidemics, pandemic outbreaks, terrorist acts, global political events or other serious catastrophic events and the concentration of our business operations;
•unexpected costs and negative effects if we incur losses not covered by our insurance program;
•difficulties associated with labor relations and shortages;
•failure to participate effectively in the growing online retail marketplace;
•failure to properly integrate or achieve the expected benefits of any acquired businesses;
Risks Related to Our Business Environment
•risks associated with economic conditions;
•competition in the retail food industry;
•movement of consumer trends toward private labels and away from name-brand products, and risks associated with the continued deployment of our own private label brands;
Risks Related to Our IO Model
•inability to attract and retain qualified IOs;
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
Risks Related to our Information Technology Systems, Data Protection and Cybersecurity
•material disruption to our information technology systems from our technology initiatives or third-party security breaches or other disruptions;
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
•provisions in our organizational documents could delay or prevent a change of control; and
•provisions in our organizational documents that limit the forum for certain stockholder litigation matters.
For a more complete discussion of the material risks facing our business, see below.
Risks Related to Our Operations
We depend on suppliers to consistently supply us with opportunistic products at attractive pricing, which is generally not in our control.
Our business is dependent on our ability to strategically source a sufficient volume and variety of opportunistic products at attractive pricing. While opportunistic buying, operating with appropriate inventory levels and frequent inventory turns are key elements of our business strategy, they subject us to risks related to the pricing, quantity, mix, quality and timing of inventory flowing to our stores. We do not have significant control over the supply, cost or availability of many of the opportunistic products offered for sale in our stores. Shortages or disruptions in the availability of quality products that excite our customers and drive customer traffic could have a material adverse effect on our business, financial condition and results of operations, including our gross margin. As our store base continues to grow, our ability to secure opportunistic products in sufficient quantities may become more difficult.
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
Manufacturers and distributors of name-brand, large volume products have become increasingly consolidated. Further consolidation of manufacturers or distributors could reduce our supply options and detrimentally impact the terms under which we purchase products. If one or more of our existing significant suppliers were to be unable or unwilling to continue providing products to us on attractive terms, or at all, we may have difficulty finding replacement suppliers on commercially reasonable terms or at all. The loss of one or more of our existing significant suppliers or our inability to develop relationships with new suppliers could reduce our competitiveness, slow our plans for further expansion and cause our net sales and operating results, including our gross margin, to be materially adversely affected.
Our supply chain is subject to risks, including distribution and transportation, labor disputes or constraints, union organizing activities, financial liquidity, inclement weather, natural disasters, significant public health and safety events, supply constraints and general economic and political conditions that could limit our suppliers' ability to provide us with quality products. As discussed elsewhere in these risk factors, the occurrence of these risks have in the past delayed or precluded, and may in the future delay or preclude, delivery of product to us on a timely basis or at all.
We may not be able to successfully identify trends to meet consumer demand and maintain an appropriate level of opportunistic products or general inventory.
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
We base our purchases of inventory, in part, on our sales forecasts. Since the implementation of system upgrades in August 2023, we and our IOs have experienced significant issues with ordering, inventory planning and management and payment processing, including our ability to accurately forecast sales, which resulted in reduced net sales and gross margin during fiscal 2023 and fiscal 2024. If our sales forecasts overestimate customer demand or we do not have accurate real-time product and inventory levels, we may experience higher inventory levels and need to take markdowns on excess or slow-moving inventory, leading to decreased profit margins. Conversely, if our sales forecasts underestimate customer demand or we do not have accurate real-time product and inventory levels, we may have insufficient inventory to meet demand, leading to lost sales. Either of the foregoing challenges could materially adversely affect our financial performance. In addition, a majority of the assortment in each Grocery Outlet store is selected by IOs based on local preference and shopping history, and the inability of the IOs to successfully identify trends in the local market could materially adversely affect our financial performance.
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
While we have had positive comparative sales growth for the vast majority of our history, we may not be able to maintain or improve our comparable store sales growth in future years for many reasons, many of which we do not significantly control, including general economic conditions that may not favor our model, operational performance (including by the IOs), price inflation or deflation, or changes in response to competitive factors, changes in our existing supplier relationships or our inability to develop new supplier relationships, industry competition (e-commerce), new competitive entrants near our stores, price changes in response to competitive factors, any comparison year or quarter having above-average net sales results, possible supply shortages or other operational disruptions, the number and dollar amount of customer transactions in our stores, our ability to provide product or service offerings that generate new and repeat visits to our stores and the level of customer engagement that we and the IOs provide in our stores. In addition, we may not accurately model cannibalization by our new stores when we open new stores in established markets, which could reduce comparable store sales.
Significant disruption in our distribution network, our timely receipt of inventory, and adequate distribution center capacity and technology has had in recent years, and could continue to have, an adverse impact on our operating performance.
We rely on our distribution, transportation and technology network and systems to provide goods to our distribution centers and stores in a timely and cost-effective manner. Our stores are highly dependent on the successful operations of our distribution, transportation and technology networks, as IOs use these systems to order multiple deliveries per week and many of our products have a limited shelf life from the time of purchase, particularly opportunistic buys and fresh foods. Deliveries to our stores occur from our distribution centers or directly from our suppliers. We use four primary leased distribution centers that we operate and five primary distribution centers operated by third-parties. Any disruption, unanticipated or unusual expense or operational failure related to these processes and systems could affect store operations negatively. Our system upgrades during fiscal 2023 resulted in significant ordering and inventory disruptions during fiscal 2023 and fiscal 2024, which resulted in reduced net sales and gross margin. Please also see the risk factor below entitled: "Any material challenges or difficulties in maintaining or updating our existing technology, including developing or implementing new technology could have a material adverse effect on our business or results of operations."
We have also experienced ordering and inventory disruptions in recent years related to system issues at our third-party distribution centers. If similar circumstances were to occur and persist, they could have a material adverse impact on our operations and our ability to generate sales and earn profits.
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
As we continue to implement our store growth strategy, our distribution centers have in the past and may continue to have insufficient capacity or technology to optimally support all of our stores and effectively managing our distribution network and distribution centers will become more complex. Our new store locations receiving shipments may be further away from our distribution centers, which may increase transportation costs and may create transportation scheduling strains, or may require us to add additional facilities to the network. We are simplifying our planned investments in our distribution infrastructure strategy in fiscal 2025 and fiscal 2026, which could hinder our ability to compete with companies that have invested in multi-temperature facilities or have a more efficient distribution model. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments – Restructuring Plan” for additional information.
Our newly opened stores may negatively impact our financial results in the short-term and/or may not achieve sales and operating levels consistent with our more mature stores on a timely basis or at all.
We have actively pursued new store growth, including in new markets, and plan to continue doing so strategically in the future. Our new store openings may not be successful or reach the sales and profitability levels of our existing stores, particularly in new markets. These factors have in the past and may continue to impact our ability to attract and develop potential IOs. Some new stores may be located in areas with different competitive and market conditions as well as different customer discretionary spending patterns than our existing markets. Some new stores and future new store opportunities may be located in new geographic areas where we have limited or no meaningful experience or brand recognition. We may experience a higher cost of entry in those markets as we build brand awareness and drive customers to incorporate us into their shopping habits.
New store openings may negatively impact our financial results due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening. In recent years, our costs to build a new store have increased in the past two years and our planned efforts to engineer reduced costs to build will take time and resources, and we may not be successful in part or whole in reducing such costs. New stores, particularly those in new markets, build their sales volume, brand recognition and customer base over time and, as a result, for approximately four to five years, generally have lower margins and higher operating expenses as a percentage of sales than our more mature stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all. This lack of performance may have a material adverse effect on our financial condition and operating results.
We may not anticipate all of the challenges imposed by the expansion of our operations into new geographic markets. We may not manage our expansion effectively, and our failure to achieve or properly execute our expansion plans could limit our growth or have a material adverse effect on our business, financial condition and results of operations.
Our growth strategy is highly dependent on our ability to identify and open future store locations and relocate or remodel existing store locations in new and existing markets, and we are revising our near-term new store growth strategy as reflected in our Restructuring Plan.
We continue to believe that strategic new store growth remains a significant and critical driver of long-term stockholder value. However, while our long-term goal is to continue to expand our store base, we may not be able to, or determine it is prudent to, consistently achieve a high rate of new store growth on a year-over-year basis. As part of our Restructuring Plan, we are optimizing new store growth in fiscal 2025 and fiscal 2026 to increase efficiencies for distribution and optimize brand awareness and marketing. There can be no assurance that our revised new store growth strategy will be successful. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments – Restructuring Plan” for additional information. In fiscal 2024, we opened 27 new stores and also acquired 40 stores in connection with our acquisition of United Grocery Outlet.
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
While our long-term goal is to continue to expand our store base, we cannot assure you that we will be able to consistently (on a year-over-year basis) achieve a high level of new store growth and attractive return on capital, and we are focusing our near-term new store growth strategy in an effort to ensure strong new store execution. Over the last few years, planned construction and opening of new stores have been, and may continue to be, negatively impacted due to labor and materials shortages as well as longer lead times in lease execution, site permitting and construction. These challenges impacted our organic new store growth in recent years. Additionally, we may expand into neighboring states and regions in the United States and/or engage in further acquisitions to meet our growth goals, and such expansion heightens the risks, challenges and uncertainties of development. We may not have the level of cash flow or financing necessary to support our growth strategy. Further, much of our new store growth is in new markets where we do not have the same brand recognition at this time. Our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less efficiently, which in turn could cause deterioration in the financial performance of our existing stores. If we experience a decline in performance, we may further slow or discontinue store openings, or we may decide to close stores that are unable to operate in a profitable manner.
If we fail to successfully implement our growth strategy, including our strategy in connection with the Restructuring Plan, by opening new stores on a timely basis and on budget, our operations, financial condition and operating results would be materially and adversely affected.

Our Restructuring Plan may have a material adverse impact on our results of operations and our estimated costs may differ substantially from actual costs incurred.
During the fourth quarter of fiscal 2024, we began to initiate the Restructuring Plan that is intended to improve our profitability and cash flow generation, optimize the footprint of new store growth and lower our cost base. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments – Restructuring Plan” for additional information. The costs associated with the Restructuring Plan adversely impacted our results of operations in the fourth quarter of fiscal 2024, and may have a material adverse impact on our results of operations for one or more quarters in fiscal 2025 and for fiscal 2025. In addition, we may fail to manage any disruptions to our operations or growth strategy from the Restructuring Plan. Further, the Restructuring Plan may harm our reputation with landlords, prospective employees and other stakeholders, may harm our retention of remaining employees, and may not generate the intended benefits to the extent or as quickly as anticipated, any of which could have an adverse effect on our business, financial condition and results of operations.
The estimated costs of the Restructuring Plan are subject to a number of assumptions and risks and will be refined over time as more information becomes available, and therefore actual results may differ substantially from our estimates. In particular, the majority of expenses associated with the Restructuring Plan relate to lease terminations, and our estimated costs associated with certain planned lease terminations remain subject to various uncertainties. While we have reached agreement in the first quarter of fiscal 2025 regarding a number of planned lease terminations, our estimates of the costs of the Restructuring Plan assume that we will reach agreement with respect to each planned lease termination, which is uncertain. If we are unable to agree with a landlord on acceptable terms on which to terminate a lease or are otherwise unable to sublease or assign our interest in the lease to a third party, we may be required to continue to perform obligations under the lease, including paying rent and incurring other operating expenses during the lease term. If we assign or sublease a lease to a third party, we may still have to pay a portion of the rent and other expenses and we can remain liable for the lease obligations if the assignee or sublessee does not perform. In addition, if our efforts to terminate, sublease or assign a lease are unsuccessful and we do not perform our obligations under the lease, the landlord may contend that we are in default under the lease and initiate legal proceedings against us, which could increase the costs relating to the Restructuring Plan beyond what we currently anticipate.
We may also incur other material costs not currently contemplated due to events that may occur as a result of, or in connection with, our restructuring activities. If we incur unanticipated expenses, charges or liabilities or fail to manage any growth or any scaling back of our operations, then we may not be able to effectively realize the anticipated benefits and the Restructuring Plan could have an adverse effect on our business, financial condition and results of operations.
Because we are an extreme value retailer and compete for customers to a substantial degree based on price, changes affecting the market prices of the products we sell, many of which we cannot control, including due to inflation or deflation, competition, supplier increases in freight, supply or other operating costs, including energy prices, or worsening economic conditions, could materially adversely affect our financial condition and operating results.
A critical differentiator of our business is our ability to offer value to our customers, including offering prices that are substantially below those offered by some of our competitors. We carefully monitor the market prices of our products in order to maintain our price advantage and reputation. In recent years, we have experienced varying levels of inflation, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain and other disruptions caused by the recent economic environment, which we have not been able to fully offset through price increases. Our IOs have experienced increased costs related to labor and utilities, among others. If costs of goods continue to increase and our suppliers seek price increases from us, we may not be able to mitigate such increases and have sometimes, and may continue to, increase our prices, which could deter customer traffic and reduce the number and average basket size of customer transactions. Some of our larger competitors are in a better position to absorb cost increases while maintaining price competitiveness. If our competitors are more competitive on pricing relative to our pricing, we may lose customers and/or need to mark down prices. Our gross margins and profitability also may be adversely impacted by higher supply costs that we cannot fully pass along or if we need to lower product prices due to competition. As a result of our low-price model, the foregoing competitive pressures may reduce our profitability and materially adversely affect our business, financial condition and results of operations.
If we fail to maintain our reputation and the value of our brand, including protection of our intellectual property rights, our sales and operating results may decline and the carrying value of our goodwill and other intangible assets may be impaired.
We believe our continued success depends on our ability to maintain and grow the value of our brand. Brand value is based in large part on perceptions of subjective qualities. The reputation of our company and our brand may be damaged in all, one or some of the markets in which we do business, by adverse events at the corporate level or by an IO acting outside of Grocery Outlet's brand standards, or by action (or inaction), by us or our IOs on issues like social policies, merchandising, compliance related to social, product, labor and environmental standards or other sensitive topics. Further, any perceived lack of transparency about such matters, could harm our reputation. The online dissemination of negative information about our brand through social media or other channels, including inaccurate information, could harm our reputation and our brand.
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
Our brand value and intellectual property represents a significant portion of our goodwill and intangible assets. Accounting rules require us to review the carrying value of our goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge. The testing goodwill and intangible assets for impairment requires us to make estimates that are subject to significant assumptions. Changes in our estimates, or changes in actual performance compared with these estimates, may affect the fair value of goodwill or intangible assets, which also may result in a non-cash impairment charge. If a significant amount of our goodwill and other intangible assets were deemed to be impaired, our financial condition and results of operations could be materially adversely affected.
Difficulties associated with the replacement of components of our enterprise resource planning system caused a material weakness in our internal control over financial reporting and remediation is currently ongoing. If we are unable to remediate the existing material weakness in our internal control over financial reporting or if we experience other material weaknesses, it may negatively impact our ability to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.
In connection with the preparation of financial statements for fiscal 2023, management determined that we had a material weakness in our internal control over financial reporting related to certain information technology general computer controls that were insufficient during the replacement of components of our enterprise resource planning system in late August 2023, which led to a significant increase in the volume of transactions across user access, program change management, and information technology operations for which our existing controls were not designed to address. Our remediation efforts have been ongoing since the fiscal quarter ended December 30, 2023, and we did not achieve our prior expectation to be able to remediate such material weakness by the end of fiscal 2024. The corrective controls were implemented during the fiscal year ending December 28, 2024, but need to continue operating effectively for a sufficient period of time to conclude the material weakness has been remediated. However, we cannot assure that the measures we have taken to date and may take in the future, will be sufficient to remediate the previously identified control deficiencies that led to our material weakness. We also cannot assure that we will be able to prevent or avoid material weaknesses in the future. See “Item 9A. Controls and Procedures” for additional information. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, our obligations under our debt instruments or result in material omissions or misstatements in our financial statements. Any material weakness (including the material weakness referenced above) and our failure to remediate such material weakness could have a material adverse effect on our business and financial statements, as well as our reputation and reduce our stock price. Additionally, material weaknesses could result in litigation or regulatory actions by the SEC or other regulatory authorities or other disputes involving federal and state securities laws, loss of investor confidence, and diversion of financial and management resources from the operation of our business. If we are unable to remediate any material weakness, including the current material weakness, within a reasonable time period or not at all, the foregoing risks may be heightened.
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
We may need to obtain additional funds through public or private financings, collaborative relationships or other arrangements. Any equity financing or convertible financing that we may pursue could result in additional dilution to our existing stockholders and would be subject to capital market conditions at the time of any offering. Debt financing, if available, would increase our leverage and may involve restrictive covenants that could affect our ability to raise additional capital or operate our business. Additional financing may not be available to us on attractive terms to us, if at all. The inability to obtain necessary or desired liquidity could impede our competitive position, business, financial condition and results of operations and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy.
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
Typically, the largest portion of a store's operating expense that we bear is the cost associated with leasing the location. Our total lease payment obligations for all operating leases in existence as of December 28, 2024 was $146.3 million for fiscal 2025 and $1.5 billion in aggregate for fiscal years 2026 through 2043, and these obligations will increase as we open new stores that are leased. We are also generally responsible for property taxes, insurance and common area maintenance for our leased properties. If we are unable to make the required payments under our leases, the lenders or owners of the relevant leased properties, distribution centers or administrative offices may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under our 2023 Credit Agreement (defined below), which could cause the counterparties under those agreements to accelerate the obligations due thereunder.
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
Over time, current store locations may not continue to be desirable because of changes in our business strategy, demographics within the surrounding area or a decline in shopping traffic. While we have the right to terminate some of our leases under specified conditions, we may not be able to terminate a particular lease if or when we would like to do so or on commercially reasonable terms. We recently have determined to terminate an aggregate of 23 leases for unopened stores in fiscal 2025 and fiscal 2026. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments – Restructuring Plan” for additional information about our Restructuring Plan. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally include paying rent and operating expenses for the balance of the lease term. When we assign leases or sublease space to third parties, we may have to pay a portion of the rent and other expenses and we can remain liable on the lease obligations if the assignee or sublessee does not perform.
If we or our IOs are unable to attract, train and retain qualified employees, our financial performance may be negatively affected. Additionally, our success depends in part on our executive officers and other key personnel.
Our future growth, performance and positive customer experience depend on our and the IOs' ability to attract, train, retain and motivate qualified employees who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and customers. We and the IOs face intense competition for management personnel and hourly employees. If we and the IOs are unable to attract and retain adequate numbers of qualified employees, our operations, customer service levels and support functions could suffer. There is no assurance that we and the IOs will be able to attract or retain highly qualified employees to operate our business. In connection with the Restructuring Plan, we reduced headcount by approximately 40 full-time employees in the first quarter of fiscal 2025. This part of the Restructuring Plan could negatively impact our or our IOs' reputation as an employer of choice and our or our IOs' ability to attract, train, and retain qualified employees in the future.
Additionally, we believe that our success depends to a significant extent on the skills, experience and efforts of our executive officers and other key personnel, and we do not maintain key person insurance on any of our key personnel. Due to the uniqueness of our model, the unexpected loss of services of any of our executive officers or other key personnel could have a material adverse effect on our business and operations. In fiscal 2024 and fiscal 2025, we completed thorough and external searches for a new Chief Financial Officer and a new President and Chief Executive Officer, respectively, following the departure of their predecessors. We utilized interim officers to serve in such capacities for a period of time as well. Competition for skilled and experienced management in our industry is intense, and we may not be successful in the future in attracting and retaining qualified personnel on a timely basis or at all. If we lose the services of our executive officers or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled and other personnel that we need on a timely basis or at all, our business, financial condition and results of operations could be adversely affected.
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
While we have recently launched a mobile personalization app, which informs customers of new and top selling items, provides curated product recommendations and tracks savings, we do not maintain a traditional loyalty program for customers, and our competitors may be able to offer their customers promotions or loyalty program incentives that could result in fewer shopping trips to or purchases from our stores. If we are unable to retain the loyalty of our customers, our sales could decrease and we may not be able to grow our store base as planned, which could have a material adverse effect on our business, financial condition and results of operations. Certain of our competitors have established, long-standing mobile apps and personalized marketing. There can be no assurance that our investment in this area will be successful.
Natural or man-made disasters, climate change, power outages, major health epidemics, pandemics, terrorist acts, global political events and other serious catastrophic events could disrupt our business, may expose us to unexpected costs and negatively affect our financial performance. The current concentration of our stores creates an exposure to local or regional impacts of such events and local economic downturns.
Our business has been and could in the future be severely impacted by natural or man-made disasters and unusual weather conditions (which may become more frequent due to climate change), power outages, major health epidemics, pandemics, terrorist acts, global political events and other serious catastrophic events beyond our control. In the event of a natural or man-made disaster, governments have and, in the future, may declare a state of emergency and impose regulations on business operations. These occurrences could adversely impact our business by causing direct asset or inventory losses or physical damage to our distribution centers or our stores, store closures, reduced customer traffic or changed shopping behaviors, disruptions to production, supply and delivery of products to our stores, staffing shortages, increased costs or disruptions to our information systems and other systems.
As of December 28, 2024, we operated 274 stores and distributed product from four distribution centers in California in addition to having our administrative offices in California, making California our largest market, representing 51% of our total stores. As a result, our business is currently more susceptible to any unforeseen events or circumstances of the types described above that negatively affect these areas as well as regional conditions, economic downturns or disruptions, such as changes in demographics, population and employee bases, wage increases, property tax increases, and changes in economic conditions, than the operations of more geographically diversified competitors. For example, there have been significant fires across the west coast of the United States over the last several years, causing a number of stores to be closed as well as suffer inventory losses related to power outages and evacuations. In 2018, our store in Paradise, California, burned down entirely. In early 2025, certain stores in Southern California were also impacted by fires. The frequency and severity of wildfires may increase in the future due to climate change and man-made catastrophes may increase in the future as well.
The United States and other countries have experienced, and may experience in the future, major health epidemics and pandemics related to viruses or other pathogens. Epidemics or pandemics, or the perception that such epidemics or pandemics may occur, may cause people to avoid gathering in public places, which may adversely affect our customer traffic, our ability and that of our IOs to adequately staff our stores and operations, and our ability to transport product on a timely basis. Additionally, to the extent that a pathogen is, or is perceived to be, food-borne, the price and availability of certain food products may be impacted and could cause our customers to consume less of such product. In recent months, our gross margins have been adversely impacted by the unexpected rise in egg costs due to the Avian flu, and certain egg producers have experienced shortages, all of which we anticipate to continue in fiscal 2025.
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
Certain types of events, such as earthquakes, wildfires or hurricanes, may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. Our retail stores located in California, and the inventory in those stores, are generally not currently insured against losses due to earthquakes. We have experienced significant challenges in renewing the insurance policies for our stores and insurers have incurred substantial losses related to property claims from fires, floods and other catastrophic events and are significantly increasing policy premiums, increasing their requirements around building engineering standards or cutting back capacity for coverage offerings to layered/quota share. For example, there have been significant fires across the west coast of the United States over the last several years. In 2018, our store in Paradise, California, burned down entirely and we have also suffered inventory losses related to power outages and evacuations due to fires. In early 2025, certain stores in Southern California were also impacted by fires. These risks may be exacerbated in the future due to climate change. To offset negative insurance market trends, we may elect to increase our self-insurance coverage, accept higher deductibles or reduce the amount of coverage.
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
Our failure to participate effectively in the growing online retail marketplace may adversely affect our business.
During fiscal 2021 and fiscal 2022, we entered into partnerships with three third party grocery delivery companies to provide online shopping at our stores. Certain of our competitors and a number of pure online retailers have established robust online operations and significantly increased their online sales and presence in recent years.
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
We may, from time to time, pursue or consummate acquisitions and other transactions as part of our long-term business and real estate strategy. Any strategic acquisitions and other transactions may involve transaction and integration risks that could have a material adverse effect on our business, financial condition and results of operations, and we may not realize the anticipated benefits of any consummated transaction.
From time to time, we may pursue or consummate acquisitions and other transactions, including material acquisitions, investments or joint venture transactions, as part of our business and real estate growth strategy to complement our current business by enhancing our customer base, geographic penetration and scale. For example, on April 1, 2024, we acquired United Grocery Outlet, which included 40 stores in six adjacent states where we did not then-operate and a distribution center.
Identifying, assessing, consummating and integrating a strategic acquisition or other transaction is a complex, costly and time-consuming process that is subject to significant uncertainties and risks, which may divert the attention of the management team and key personnel from our core business and adversely impact our business, financial condition and results of operations. Additionally, acquisitions and similar transactions may utilize significant liquidity and require additional equity or debt financing, and we may not have sufficient capital for our core business. The integration process also could result in: the loss of key employees; the disruption of our operations; complications in information technology and accounting systems, compliance standards, controls, and other procedures; difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition; additional litigation, compliance or regulatory risks; and difficulties in the assimilation of employees and corporate cultures. Even if a target company is successfully integrated, an acquisition may fail to further our business strategy as anticipated, adversely impact our reputation, lead to impairment of our purchased goodwill and intangible assets, and expose us to additional liabilities and risks (particularly if entering into new markets or businesses where we have no or limited experience). The foregoing risks may be heightened due to our limited history in consummating strategic acquisitions and other transactions, which could have a material adverse effect on our business, financial condition and results of operations.
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
General conditions in the United States and global economy that are beyond our control may materially adversely affect our business and financial performance. While we have not previously been materially adversely affected by periods of decreased consumer spending, any factor that could materially adversely affect the disposable income of our customers could decrease our customers' spending and number of trips to our stores, which could result in lower sales, increased markdowns on products, a reduction in profitability due to lower margins and may require increased selling and promotional expenses. These factors include but are not limited to unemployment, minimum wages, significant public health and safety events, inflation and deflation, tariffs (including those currently announced or threatened, or that may be in the future), the threat, outbreak or escalation of terrorism, military conflicts, or other hostilities and related international sanctions (such as the ongoing Russia-Ukraine or Middle East conflicts), trade wars and interest and tax rates.
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
The retail food industry includes mass and discount retailers, warehouse membership clubs, online retailers, conventional grocery stores and specialty stores. These businesses provide alternative options for the consumers whom we aim to serve. Our success relative to these retailers is driven by a combination of factors, primarily product selection and quality, price, location, customer engagement and store format. Our success depends on our ability to differentiate ourselves and provide value to our customers, and our failure to do so may negatively impact our sales. To the extent that other food retailers lower prices or run promotions, our ability to maintain profit margins and sales levels may be negatively impacted. We and the IOs may have to increase marketing expense to attract customers, and may have to mark down prices to be competitive and not lose market share. This limitation may materially adversely affect our margins and financial performance. During fiscal 2024, we observed an increase in promotional and pricing activities from key competitors, which led to our increased efforts to actively negotiate costs and adjust prices to sharpen our value proposition.
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
Our business model has traditionally relied on the sale of name-brand products at meaningful discounts to drive frequent store visits and net sales. Consumer acceptance of, and even preference for, private label products has been increasing, however, and a trend away from name-brand products could weaken our competitive position in the market. Private label products tend to be lower priced than name-brand products and, as a result, we may have more difficulty competing against private label products on the basis of price. We began to introduce private label products in our stores during the third quarter of fiscal 2024. While we continue to invest in developing and selling our own private labels, there can be no assurance that the performance of our private label products will be sufficient to offset the potential decreased sales of name-brand products. In addition, as we continue to invest in and deploy our private label products, we may become subject to various new risks and regulations including product liability claims, claims related to product labeling, claims related to rights of third parties and other risks associated with entities that source, sell and market exclusive private label offerings for retailers. Any failure to appropriately address some or all of these risks could have a material adverse effect on our sales, business, results of operations and financial condition.
Risks Related to Our IO Model
If we are unable to attract and retain qualified IOs, our financial performance may be negatively affected.
Our future growth and performance depend on our ability to attract, develop and retain qualified IOs who can effectively and efficiently run stores, understand and appreciate our culture and are able to represent our brand effectively, in particular because the vast majority of our IOs operate a single store. A material decrease in profitability of the IOs may make it more difficult for us to attract and retain qualified IOs. Our relationship with the IOs is an important part of our business. To alleviate the significant disruption caused by our system upgrades, we elected to provide commission support to IOs beginning in the third quarter of fiscal 2023 and extending through fiscal 2024. We continue to provide minimal commission support to IOs for inventory shrink.
While we use a variety of methods to attract and develop the IOs, including through our AOT program, there can be no assurance that we will continue to be able to recruit and retain a sufficient number of qualified AOTs and other candidates to open successful new locations in order to meet our growth targets. Our ability to maintain our current performance and achieve future growth additionally depends on the IOs' ability to meet their labor needs while controlling wage and labor-related costs. Stores in some of our markets are located in geographic areas where we have limited or no meaningful brand recognition, which can make store performance and IO recruitment more difficult.
If the IOs are not successful in managing their business, our financial results and brand image could be negatively affected.
The financial health and operational effectiveness of the IOs is critical to their and our success. The IOs are business entities owned by entrepreneurs who generally live in the same community as the store that they operate as our independent contractor. IOs are responsible for operating their store consistent with our brand standards, hiring and supervising store-level employees, merchandising and selling products, conducting local marketing, connecting with their community and complying with applicable laws, and managing and paying the expenses associated with their business. Recently, the costs incurred for many IOs to run their businesses have increased, including insurance, utilities and labor costs.
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
Failure of the IOs to repay IO Notes outstanding to us may materially adversely affect our financial performance.
We extend financing to IOs for their initial startup costs in the form of IO Notes payable to us that bear interest at rates between 4.50% and 9.95%. There can be no assurance that any IO, will achieve long-term store volumes or profitability that will allow them to repay any amounts due under outstanding IO Notes, nor is there any assurance that any IO will be able to repay such amounts due through other means.
The outstanding aggregate balance of notes receivable from IOs has increased over time as we have historically accelerated new store growth combined with increases to initial IO capital and working capital requirements. This balance may continue to increase as we open new stores. There were $46.9 million and $41.1 million of IO Notes outstanding as of December 28, 2024 and December 30, 2023, respectively, with allowances of $11.8 million and $11.2 million as of December 28, 2024 and December 30, 2023, respectively.
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
We modify, update and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to global systems; integrating new service providers; and adding enhanced or new functionality, such as cloud computing technologies. In late August 2023, we replaced components of our enterprise resource planning system, including our financial ledger, inventory management platform and product data warehouse system. The implementation of these system upgrades resulted in significant ordering and inventory disruptions during fiscal 2023 and fiscal 2024. These disruptions negatively impacted net sales and gross margin in fiscal 2023 and fiscal 2024. These implementation issues also contributed to our material weakness in our internal control over financial reporting, as discussed in "Item 9A. Controls and Procedures" of this Form 10-K. If we experience ongoing disruptions with these updates and/or are unable to remediate our material weakness in the future, such events could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.
Further, the time, staffing and other resources required to implement or optimize the benefits of new technology initiatives, or potential issues that arise in implementing such initiatives, could reduce the efficiency of our operations in the short term. The efficient operation and successful growth of our business depend upon our information systems, including our ability to operate, maintain and develop them effectively. A failure of those systems could disrupt our business, subject us to liability, damage our reputation, or otherwise impact our financial results.
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
Moreover, an employee, contractor or third party with whom we work or to whom we outsource business operations may fail to monitor their or our systems effectively, may fail to maintain appropriate safeguards, may misuse the personal and/or confidential information to which they have access, may attempt to circumvent our security measures, may purposefully or inadvertently allow unauthorized access to our or their systems or to personal and/or confidential information or may otherwise disrupt our business operations. We and our customers could suffer harm if valuable business data or employee, customer and other proprietary information were corrupted, lost or accessed or misappropriated by third parties due to a security failure in our systems or those of our suppliers or service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers and suppliers, result in unwanted media attention and lost sales and expose us to risks of litigation and liability. In addition, as a result of recent security breaches and ransomware attacks at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which were material in fiscal 2024. As a result, we have incurred significant costs and will continue to incur such costs to monitor and safeguard our systems. We may incur significant costs if there is an unauthorized disclosure of personal information and we may not be able to comply with new regulations.
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
Because we and the IOs accept payments using a variety of methods, including cash and checks, credit and debit cards, EBT cards and gift cards, we may be subject to additional rules, regulations, compliance requirements and higher fraud losses. For certain payment methods, we or the IOs pay interchange and other related card acceptance fees, along with additional transaction processing fees. We and the IOs rely on third parties to provide payment transaction processing services, including the processing of credit cards, debit cards, EBT cards and gift cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us, experience a data security incident or fail to comply with applicable laws, rules and industry standards.
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
Cyber-attacks are rapidly evolving and becoming more frequent. Such threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated and may not immediately produce signs of intrusion. A cyber-incident could be caused by malicious outsiders (including state-sponsored espionage or cyberwarfare) or insiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. With more employees working remotely at times, there may be increased opportunities for unauthorized access and cyber-attacks. Further, the United States government has warned of the potential risk of Russian cyberattacks stemming from the ongoing Russian-Ukraine conflict.
It is possible that cyber attackers might compromise our security measures and obtain the personal and/or confidential information of the customers, IOs, employees and suppliers that we hold or our business information. Moreover, such cyber-attacks may disrupt access to our and/or our suppliers' networks and systems. Such disruptions could result in delays or cancellations of customer orders or delays or interruptions in the shipment of orders. In addition, cyber-attacks may cause us to incur significant remediation costs, result in delays and disruptions to key business operations, and divert the attention of management and key information technology resources. These cyber-incidents could also subject us to liability, expose us to significant expense, and cause significant harm to our reputation and our business. Additionally, we are exposed to vulnerabilities with respect to our IO's information technology systems.
We rely on the integrity, security and consistent operation of a variety of information technology systems and back-up systems for the efficient functioning of our business, including point of sale, inventory management, purchasing, financials, logistics, accounts payable and human resources information systems. Such systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, cybersecurity breaches, cyber-attacks (including malicious codes, worms, phishing and denial of service attacks and ransomware), software upgrade failures or code defects, natural disasters and human error. Damage or interruption to, or defects of design related to, these systems or the integration of such systems may require a significant investment to fix or replace, and we may suffer disruptions in our operations in the interim, loss or corruption of critical data and negative publicity, all of which could have a material adverse effect on our business or results of operations. Although we have taken steps designed to reduce the risk of these events occurring, there can be no guarantee that we or a third party on which we rely will not suffer one of these events. While we maintain cyber risk insurance intended to provide coverage in the event of a breach or other data security incident, there can be no assurance that these policies will cover all incidents that might occur or that the coverage limits under such policies will be adequate for any incidents, claims or damages that we might experience.
Legal and Regulatory Risks
Real or perceived concerns that products we and the IOs sell could cause unexpected side effects, illness, injury or death could expose us to lawsuits and harm our reputation, which could result in unexpected costs.
As discussed under "Regulations" in "Item 1. Business," we and the IOs are subject to regulation by various federal agencies. If our products do not meet applicable safety standards or our customers' expectations regarding safety, we could experience lost sales, increased costs, litigation or reputational harm. Any lost confidence on the part of our customers would be difficult and costly to reestablish. Issues regarding the quality or safety of any food items sold by us, regardless of the cause, could have a substantial and adverse effect on our sales and operating results, as well as our reputation.

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
Our business is subject to numerous and frequently changing federal, state and local laws and regulations. We routinely incur significant costs in complying with these regulations. The complexity of the regulatory environment in which we and the IOs operate and the related cost of compliance are increasing due to additional legal and regulatory requirements, our expanding operation and increased enforcement efforts and the future application of certain of these legal requirements to our business may be uncertain. New or existing laws, regulations and policies, liabilities arising thereunder and the related interpretations and enforcement practices, particularly those dealing with environmental protection and compliance, climate change, wage and hour and other employment-related laws, taxation, zoning and land use, workplace safety, public health, community right-to-know, product safety or labeling, food safety, alcohol and beverage sales, vitamin and supplements, information security and privacy, among others, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. For example, we or the IOs have had to comply with recent new laws in many of the states or counties in which we operate regarding recycling, waste, minimum wages, sick time, vacation, plastic bag and straw bans and sugar taxes. In addition, we and the IOs are subject to environmental laws, including but not limited to hazardous waste laws, and regulations related to refrigeration and stormwater, pursuant to which we and/or the IOs could be strictly and jointly and severally liable, regardless of our knowledge of or responsibility.
Approximately 9% of sales in fiscal 2024 were in the form of EBT payments and a substantial portion of these payments may be related to benefits associated with the SNAP. Accordingly, changes in EBT regulations by the U.S. Department of Agriculture or in SNAP benefits by Congress could adversely affect our financial performance. The registration and ongoing compliance requirements for SNAP participation are fairly complex and each of the IOs holds their registration under the name of their business entity and is responsible for ensuring their employees consistently comply with all SNAP rules. Failure to comply can result in de-registration by USDA which, for stores located in areas with high percentages of SNAP customers, can have a significant negative financial impact.
We cannot assure you that we or the IOs will comply promptly and fully with all laws, regulations, policies and the related interpretations that apply to our stores. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall, can result in the imposition of penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines or monetary penalties), civil or criminal liability, damages, class action litigation or other litigation, in addition to reputational damage. Even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our stores.
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
We entered into a Credit Agreement on February 21, 2023 with Bank of America, N.A. (the "2023 Credit Agreement") under which we have a significant amount of indebtedness. The 2023 Credit Agreement provides for senior secured credit facilities consisting of (i) a senior secured term loan facility of $300.0 million, of which $288.8 million was outstanding as of December 28, 2024, and (ii) a senior secured revolving credit facility of $400.0 million, of which $190.0 million was outstanding in aggregate as of December 28, 2024 and $205.5 million was available after giving effect to outstanding letters of credit.
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
•enter into certain transactions with our affiliates; and
•designate one or more of our subsidiaries as an unrestricted subsidiary.
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
We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. We compute our income tax provision based on enacted federal and state tax rates. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and macroeconomic, political and other factors. For example, the recent changes in the U.S. Presidential administration and Congress may lead to tax law changes. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdiction, or changes to existing accounting rules or regulations. Accordingly, the determination of our overall provision for income tax and other taxes is inherently uncertain as it requires significant judgement around complex transactions and calculations. As a result, fluctuations in our ultimate obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods where such determination is made.
In addition, an increasing number of states and local jurisdictions are considering or have adopted laws that impose new tax measures, including revenue-based taxes and other tax measures. Should similar tax measures succeed in other jurisdictions in which we operate, we expect that our operating expenses will increase.
As of December 28, 2024, we had tax-effected Federal and State net operating loss deferred tax assets of $25.1 million and $1.0 million, respectively. Our ability to use our deferred tax assets is dependent on our ability to generate future earnings within the operating loss carry-forward periods. The $25.1 million tax effected Federal deferred tax asset does not expire and will carryforward indefinitely. The tax effected State deferred tax assets of $1.0 million will expire beginning in 2034. Some or all of our deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Furthermore, we are required by accounting rules to periodically assess our deferred tax assets for a valuation allowance, if necessary. In performing these assessments, we use our historical financial performance to determine whether we have potential valuation allowance concerns and as evidence to support our assumptions about future financial performance. A significant decline in our financial performance could negatively affect the results of our assessments of the recoverability of our deferred tax assets. A valuation allowance against our deferred tax assets could be material and could have a material adverse impact on our financial condition and results of operations.
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
During fiscal 2024, our common stock has traded at prices as low as $13.60 and as high as $29.19. The market price volatility of our common stock may continue due to fluctuations in our quarterly operating results or in response to other factors (regardless of our actual operating performance) included in this Risk Factors section and due to the following:
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
Price volatility may be greater if the public float and trading volume of our common stock are low. In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
Furthermore, we currently do not expect to declare any dividends on our common stock in the foreseeable future. In addition, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including restrictions under our Credit Agreement, and may be further restricted by the terms of any future debt or preferred securities. Your only opportunity to achieve a return on your investment currently is if the price of our common stock appreciates.
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
These provisions provide for, among other things:
•the division of our Board into three classes (which provision sunsets in 2026);
•the ability of our Board to issue one or more series of preferred stock with powers, preferences and rights that may be senior or on parity with our common stock, which may reduce its value and could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change of control;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Assessing, identifying and managing data security, privacy and cybersecurity related risks are integrated into our overall enterprise risk management ("ERM") process, which considers all strategic, operational, compliance and financial risks across the organization. Our ERM process is conducted on an annual basis by our internal audit team through feedback from senior management, certain functional leaders and certain members of the Board. Risks are categorized as low, medium and high risks based on a quantitative and qualitative evaluation of how each risk could impact the Company's operations, current objectives and long-term strategies. Each high risk is assigned to a member of senior management as the risk owner and the Board or a Board Committee for oversight, with the risk owner developing a risk mitigation plan that is tracked to completion. Low and medium risks are subject to various levels of internal monitoring. The annual risk assessment is reviewed with the Audit and Risk Committee of the Board and the Board.
Our Audit and Risk Committee is responsible for the oversight of data security, privacy and cybersecurity related risks. Our Chief Information Officer ("CIO") has a PGDip in Computer Science, an MBA, a Master of Mathematics and over 20 years of experience in senior leadership information technology and cybersecurity oversight roles, including within the retail industry. Our CIO reports to our Chief Operations Officer who also has decades of information technology experience, including with retailers such as Walmart, Inc., Family Dollar Stores, Inc. and Gap, Inc. Under the direction of our information technology department, we have implemented policies and controls in line with the requirements of the International Organization for Standardization and have assessed our cybersecurity maturity levels against the National Institute of Standards and Technology framework to set appropriate standards and guidelines. We monitor and remediate threats through our managed detection and response, and our vulnerability management programs. We provide regular employee communications and mandatory training, periodically review our incident response and breach notification plan, and leverage third-party expertise for testing, assessments and improvements. We have an onboarding and periodic security review process of all third-party vendors who have or will have access to our confidential information. We also have established business continuity disaster recovery plans that are designed to limit downtime and data loss in the event of a security breach.
As we have increased our remote workforce in recent years, the Audit and Risk Committee and management have focused on enhancing the security of remote access with trusted devices, endpoint security controls and infrastructure resiliency. As part of this process, we enhanced our security incident response procedures to address risks specific to remote working conditions. We continue to monitor and take reasonable actions intended to improve our security posture with process improvement, testing, simulation training and investments where necessary and appropriate for us.
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
We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our results of operations or financial condition, in fiscal 2024 and recent years, we have, from time to time, experienced threats to and attempted breaches of our data and systems, including malware and computer virus attacks. In the future, we may not be successful in preventing or mitigating a cybersecurity incident that could ultimately have a material adverse effect on our business, operations and financial performance. We carry cyber risk insurance that we believe provides protection against a breach or other data security incident, but such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. For more information about the cybersecurity risks we face, see the risk factors under the heading entitled "Risks Related to our Information Technology Systems, Data Protection and Cybersecurity" in "Item 1A. Risk Factors" of this Form 10-K.

ITEM 2. PROPERTIES
As of December 28, 2024, we leased 532 of our 533 stores and each of our self-operated distribution centers and warehouse facilities. The one remaining store was owned by an IO. Our stores are located in California (274), Washington (74), Oregon (61), Pennsylvania (35), Tennessee (24), Idaho (15), Maryland (12), Nevada (11), North Carolina (9), New Jersey (7), Georgia (4), Ohio (3), Alabama (1), Delaware (1), Kentucky (1) and Virginia (1). Our initial lease terms for store locations are typically ten years with options to renew for two or three successive five-year periods. As of December 28, 2024, our 533 total stores averaged approximately 14,000 square feet on the sales floor. Our corporate headquarters, located in Emeryville, California, is leased under an agreement that expires in 2028, with an option to renew for a five-year period. We self-operate four primary distribution centers, one of which we are in process of relocating to a new distribution center space with a lease commencement in February 2025. Including the relocated distribution center, our primary distribution centers range from approximately 100,000 square feet to approximately 700,000 square feet. Including options to renew, our primary distribution centers have leases expiring between 2025 and 2037.
We believe that our corporate and distribution center facilities are in good operating condition and adequate to support the current needs of our business. We intend to continue to invest in our distribution and logistics infrastructure in order to support our anticipated store growth over the long term, including as we enter new geographies.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business, some of which may be covered by insurance. Except as discussed below, management believes that we do not have any pending legal proceeding that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. No material legal proceedings were terminated, settled or otherwise resolved during the 13 weeks ended December 28, 2024.
On January 30, 2025, a federal securities class action lawsuit was filed in the United States District Court in the Northern District of California against Grocery Outlet Holding Corp. and certain of its former officers purportedly on behalf of purchasers of our common stock between November 7, 2023 and May 7, 2024. The lawsuit alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or failing to disclose material adverse facts regarding our transition to new and upgraded internal systems. The lawsuit seeks remedies under the Exchange Act, including an undisclosed amount of monetary damages, interest, fees and other costs. We intend to defend the lawsuit vigorously.
In addition, SEC regulations require us to disclose information about certain environmental proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, we use a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
The principal market on which our common stock is traded is the Nasdaq Global Select Market under the symbol "GO."
Stockholders
Equiniti Trust Company, LLC is the transfer agent and registrar for our common stock. As of February 20, 2025, there were 9 stockholders of record of our common stock. A substantially greater number of stockholders are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations, to finance our share repurchases and the growth and development of our business and to reduce our net debt. Any determination to declare dividends in the future will be at the discretion of our Board, subject to applicable laws, and will be dependent on a number of factors, including our earnings, capital requirements and overall financial condition. In addition, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries. Further, our ability to pay dividends on our common stock is subject to restrictions under our 2023 Credit Agreement, and may be further restricted by the terms of any future debt or preferred securities. See NOTE 6— Long-term Debt to our Consolidated Financial Statements for additional information about our 2023 Credit Agreement.
Stock Performance Graph
The following graph shows a comparison of cumulative total return (equal to stock appreciation plus dividends) from December 28, 2019 through December 28, 2024 for:
•Grocery Outlet Holding Corp.
•Nasdaq Global Market Composite Index
•Nasdaq US Benchmark Retailers Index

	12/28/2019	1/2/2021	1/1/2022	12/31/2022	12/30/2023	12/28/2024
Grocery Outlet Holding Corp.	$100.00	$117.27	$84.49	$87.21	$80.55	$46.22
Nasdaq Global Market Composite Index	$100.00	$147.68	$109.53	$51.96	$50.89	$51.65
Nasdaq US Benchmark Retailers Index	$100.00	$147.65	$172.04	$118.60	$136.50	$156.59
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
Notes:
•Assumes initial investment of $100.00 at our closing stock price on December 28, 2019. Total return includes reinvestment of dividends.
•If the accounting period end date ends on a day that is not a trading day, the preceding trading day is used.
•The information included under the heading "Stock Performance Graph" in Item 5 of this Form 10-K is "furnished" and not "filed" and shall not be deemed to be "soliciting material" or subject to Regulation 14A, shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the limitations of that section, and shall not be deemed incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing.
•The stock price performance shown in the graph is not necessarily indicative of future price performance.
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table sets forth information on our share repurchase program activity during the fourth quarter of fiscal 2024 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2),(3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2),(3)
September 29, 2024—October 26, 2024	1,507,211	$16.62	1,507,211	$9,431,093
October 27, 2024—November 23, 2024	—	—	—	$100,000,000
November 24, 2024—December 28, 2024	—	—	—	$100,000,000
Total fourth quarter	1,507,211	$16.62	1,507,211
_______________________
(1)Includes commissions for the shares repurchased under a share repurchase program adopted in 2021 (the "2021 Share Repurchase Program").
(2)In November 2021, our Board approved the 2021 Share Repurchase Program. This program, effective November 5, 2021 and without an expiration date, authorized us to repurchase, from time to time and at prices the Company deems appropriate, up to $100.0 million of our outstanding common stock utilizing a variety of methods including open market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and repurchases under a Rule 10b5-1 plan (which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws). In addition to the Company's discretion, such repurchases were subject to, among other things, market conditions, applicable legal requirements and debt covenants. The shares purchased were made in open-market transactions pursuant to a Rule 10b5-1 plan.
(3)In November 2024, the Board approved a new share repurchase program (the "2024 Share Repurchase Program"), which replaced the 2021 Share Repurchase Program, under which $9.4 million previously remained available for repurchase. The 2024 Share Repurchase Program, effective November 1, 2024 and without an expiration date, authorizes us to repurchase up to $100.0 million of our outstanding common stock (inclusive of fees and commissions) utilizing a variety of methods including open-market purchases, accelerated equity repurchase programs, privately negotiated transactions, block trades and under a Rule 10b5-1 plan. Any repurchased shares are constructively retired and returned to an unissued status.
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
For discussion related to the results of operations and changes in financial condition for fiscal 2023 compared to fiscal 2022 refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Form 10-K for the fiscal year ended December 30, 2023.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to fiscal 2026, fiscal 2025, fiscal 2024, fiscal 2023, and fiscal 2022 refer to the fiscal years ended January 2, 2027, January 3, 2026, December 28, 2024, December 30, 2023, and December 31, 2022, respectively. Our 2024, 2023 and 2022 fiscal years all consisted of 52 weeks.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Our Grocery Outlet stores are primarily run by entrepreneurial IOs who create a neighborhood feel through personalized customer service and a localized product offering. As of December 28, 2024, we had 533 stores in California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Maryland, Nevada, North Carolina, New Jersey, Georgia, Ohio, Alabama, Delaware, Kentucky and Virginia.
Recent Trends and Developments
The extent of the continuing impact of the factors set forth below on our operational and financial performance will depend on many factors, including certain factors outside of our control.
Macroeconomic Conditions. Over the past several years, and to a lesser extent recently, our business has been and continues to be impacted by macroeconomic conditions including supply chain and labor challenges, inflation and subsequent disinflation, and changes in consumer behavior, and our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses.
Pricing Competition. During fiscal 2024 we have observed an increase in promotional and pricing activities from key competitors, putting further pressure on our relative value proposition, which in turn, has resulted in our increased efforts to actively negotiate costs and adjust prices to sharpen our value proposition.
Restructuring Plan. While we continue to believe in our long-term growth potential, we recently reviewed our strategic initiatives and priorities and have determined to simplify our near-term growth strategy in order to build a stronger foundation from which to scale in the future, and to drive sustainable and disciplined growth, profitability and return on invested capital. In particular, we reassessed our new store opening strategy for fiscal 2025 and fiscal 2026, the efficiency of certain supply chain investments and our general and administrative cost structure. As a result, during the fourth quarter of fiscal 2024, we began to initiate the Restructuring Plan that is intended to improve our long-term profitability and cash flow generation, optimize the footprint of new store growth and lower our cost base. As further discussed below, the Restructuring Plan provides for (i) the termination of leases for unopened stores in suboptimal locations, 15 of which we had planned to open in fiscal 2025 and eight of which we had planned to open in fiscal 2026 (the “Lease Terminations”), (ii) the cancellation of certain capital intensive warehouse projects and (iii) the implementation of a workforce reduction, pursuant to which we notified affected employees on February 18, 2025 (the “Workforce Reduction”). These actions under the Restructuring Plan are expected to be substantially completed by the first half of fiscal 2025.

We currently estimate we will incur total costs under the Restructuring Plan of between $52 million and $61 million, of which between $36 million and $45 million are expected to be cash expenditures. The Restructuring Plan includes the activities set forth below:
•We are optimizing new store growth in fiscal 2025 and fiscal 2026 to increase efficiencies for distribution and optimize brand awareness and marketing. Specifically, we are narrowing our focus in our future new store openings to target existing markets and a smaller set of high-priority adjacent new markets to improve new store sales productivity and return on invested capital. We plan to open 33 to 35 net new stores in fiscal 2025 in existing markets and a smaller set of high-priority adjacent new markets. We incurred $9.2 million of non-cash impairment of long-lived assets in the fourth quarter of fiscal 2024 related to the Lease Terminations, which is included in selling, general and administrative expenses. We estimate that we will incur between $30 million to $37 million of additional cash expense related to the Lease Terminations in the first half of fiscal 2025.
•We are shifting our planned investments in our distribution infrastructure in fiscal 2025 and fiscal 2026 away from highly capital-intensive projects. We will instead invest in lower cost distribution centers for dry goods to enhance capacity and improve inventory management and overall execution. In connection with such strategy, we cancelled certain warehouse projects, resulting in $6.7 million of non-cash impairment of long-lived assets in the fourth quarter of fiscal 2024, which is included in selling, general and administrative expenses.
•We are building a more scalable cost structure through the implementation of the Workforce Reduction, which reduced headcount by approximately 40 full-time employees in the first quarter of fiscal 2025 with total cash cost incurred of $1.6 million, including employee severance, employee benefit and related costs.
•In connection with the Restructuring Plan, we estimate that we will incur cash costs of between $4.5 million and $6.5 million in legal and other professional fees in the first half of fiscal 2025.
New Store Growth. Planned construction and opening of new stores has been, and may continue to be, negatively impacted due to both increased lead times to acquire materials, obtain permits and licenses, hook up utilities as well as higher construction and development related costs. Our new store growth efforts are focused on organic growth combined with complementary real estate opportunities that align with our long-term geographic expansion and store growth strategies. Complementary growth opportunities may include expanding strategic relationships with large property owners, evaluating acquisitions of opportunistic real estate that become available through consolidation in the retail sector, and exploring strategic regional acquisitions of operating businesses. On April 1, 2024, we acquired United Grocery Outlet, which included 40 stores in six adjacent states we did not operate in as of such date (Tennessee, North Carolina, Georgia, Alabama, Kentucky and Virginia) and a company-operated distribution center. The acquisition provides us with the opportunity to scale in a new region and is a platform for potential future expansion in the Southeast. Excluding the United Grocery Outlet transaction, we opened 27 new stores and closed two stores during fiscal 2024. Our near-term integration focus is expanding the assortment, investing in store refreshes and new fixtures and introducing some of our marketing programs to the Southeast region. We plan to open 33 to 35 net new stores in fiscal 2025.
Enterprise Resource Planning System Upgrades and Challenges. In late August 2023, we replaced components of our enterprise resource planning system, including our financial ledger, inventory management platform and product data warehouse system. The implementation of these system upgrades resulted in significant disruption to our business operations, including ordering and inventory disruptions, as well as payment processing, which adversely impacted our results of operations during the remainder of fiscal 2023, as well as during fiscal 2024, as more fully described below in “Comparison of fiscal 2024 to fiscal 2023." We have since improved the data visibility to help us manage and forecast the business and we continue to work to further improve visibility into additional operating data, and to increase the speed and efficiency of the tools that we and our IOs use to manage the business.
Private Label Products. In the third quarter of fiscal 2024, we began to introduce our private label products in stores. In addition to providing better value and inventory consistency for our customers, our private label products are expected to deliver better margins for us and our IOs. During fiscal 2024, we introduced over 180 new private-label SKUs across various grocery and deli categories.

Key Factors and Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key financial measures we use in accordance with accounting principles generally accepted in the United States of America ("GAAP") are net sales, gross profit and gross margin, selling, general and administrative expenses ("SG&A"), operating income, net income and comprehensive income and earnings per share. The key operational metrics and non-GAAP financial measures we use are number of new stores, comparable store sales, EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share.
Fiscal 2024 Overview
Key financial and operating performance results for our fiscal 2024 compared to our fiscal 2023 were as follows:
•Net sales increased 10.1% to $4.37 billion for fiscal 2024 from $3.97 billion for fiscal 2023.
•Comparable store sales increased by 2.7% in fiscal 2024, driven by a 4.2% increase in the number of transactions partially offset by a 1.4% decrease in average transaction size.
•Gross margin decreased by 110 basis points to 30.2%, compared to gross margin of 31.3% for fiscal 2023.
•We added 67 new stores, including 40 stores from the acquisition of United Grocery Outlet, and closed two, ending fiscal 2024 with 533 stores in 16 states.
•SG&A increased 11.4% to $1.24 billion, or 28.4% of net sales.
•Net income was $39.5 million, or $0.40 per diluted share for fiscal 2024, compared to net income of $79.4 million, or $0.79 per diluted share, for fiscal 2023.
•Adjusted EBITDA(1) decreased 6.3% to $236.8 million for fiscal 2024 compared to $252.6 million for fiscal 2023.
•Adjusted net income(1) was $76.3 million, or $0.77 per adjusted diluted share(1) for fiscal 2024 compared to $108.1 million, or $1.07 per adjusted diluted share(1), for fiscal 2023.
_______________________
(1)Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share are non-GAAP financial measures, which exclude the impact of certain special items. Please note that our non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. See "Operating Metrics and Non-GAAP Financial Measures" section below for additional information about these items, including their definitions, how the non-GAAP financial measures provide useful information to investors and how management utilizes them, and reconciliations of the non-GAAP financial measures and the most directly comparable GAAP financial measures.

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
Selling, General and Administrative Expenses
SG&A are comprised of both store-related expenses and corporate expenses. Our store-related expenses include commissions paid to IOs, occupancy and our portion of maintenance costs, depreciation and amortization of store-related assets and the cost of opening new IO stores. Company-operated store-related expenses also include payroll, benefits, supplies and utilities. Corporate expenses include payroll and benefits for corporate and field support, share-based compensation, marketing and advertising, insurance and professional services, depreciation and amortization of corporate assets, operator recruiting and training costs and impairment of long-lived assets related to the Restructuring Plan. We continue to closely manage our expenses and monitor SG&A as a percentage of net sales. SG&A generally increases as we grow our store base and invest in our corporate infrastructure. SG&A related to commissions paid to IOs are variable in nature and generally increase as gross profits rise and decrease as gross profits decline. We expect that our SG&A will continue to increase in future periods as we continue to grow our net sales and gross profits. The components of our SG&A may not be comparable to the components of similar measures of our competitors and other retailers.
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

Results of Operations
The following tables summarize key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$4,371,501	$3,969,453	$3,578,101
Cost of sales	3,049,564	2,727,774	2,486,002
Gross profit	1,321,937	1,241,679	1,092,099
Selling, general and administrative expenses	1,243,610	1,115,897	997,109
Operating income	78,327	125,782	94,990
Other expenses:
Interest expense, net	22,156	16,361	17,967
Loss on debt extinguishment and modification	—	5,340	1,274
Total other expenses	22,156	21,701	19,241
Income before income taxes	56,171	104,081	75,749
Income tax expense	16,706	24,644	10,697
Net income and comprehensive income	$39,465	$79,437	$65,052

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Percentage of net sales (1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.8%	68.7%	69.5%
Gross profit	30.2%	31.3%	30.5%
Selling, general and administrative expenses	28.4%	28.1%	27.9%
Operating income	1.8%	3.2%	2.7%
Other expenses:
Interest expense, net	0.5%	0.4%	0.5%
Loss on debt extinguishment and modification	—%	0.1%	—%
Total other expenses	0.5%	0.5%	0.5%
Income before income taxes	1.3%	2.6%	2.1%
Income tax expense	0.4%	0.6%	0.3%
Net income and comprehensive income	0.9%	2.0%	1.8%
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
We expect new store growth to be a significant and critical driver of our net sales growth over the long term. We lease substantially all of our store locations. Our initial lease terms on stores are typically ten years with options to renew for two or three successive five-year periods.

Comparable Store Sales
We use comparable store sales as an operating metric to measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. Comparable store sales are impacted by the same factors that impact net sales.
Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following a store's opening, which is when we believe comparability is achieved, or the thirteenth full fiscal month following a store's acquisition. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been temporarily closed for an extended period, those that have had their business materially disrupted for both planned projects as well as due to unforeseen circumstances, permanent store closures and dispositions. When applicable, as was the case with fiscal 2020 and will be the case with fiscal 2025, we exclude the net sales in the non-comparable week of a 53-week year from the same store sales calculation after comparing the current and prior year weekly periods that are most closely aligned.
Opening or, on a limited strategic basis, acquiring new stores is a primary component of our growth strategy and, as we continue to execute on our growth strategy, we expect that a significant portion of our net sales growth will be attributable to non-comparable store net sales. Accordingly, comparable store sales is only one of many measures we use to assess the success of our growth strategy.
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share
EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are non-GAAP financial measures that are supplemental key metrics used by management and our Board to assess our financial performance. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are also frequently used by analysts, investors and other interested parties to evaluate us and other companies in our industry. Management believes it is useful to investors and analysts to evaluate these non-GAAP financial measures on the same basis as management uses to evaluate our operating results. We use these non-GAAP financial measures to supplement GAAP financial measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. In addition, we use adjusted EBITDA to supplement GAAP financial measures of performance to evaluate our performance in connection with compensation decisions. We believe that excluding items from operating income, net income and earnings per diluted share that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides additional information for analyzing trends in our business.
We define EBITDA as net income before net interest expense, income tax expenses and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expenses, loss on debt extinguishment and modification, asset impairment and gain or loss on disposition, acquisition and integration costs, costs related to the amortization of inventory purchase accounting asset step-ups, restructuring charges, and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for the amortization of property and equipment purchase accounting asset step-ups and deferred financing costs, tax adjustment to normalize the effective tax rate, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted average shares outstanding. These non-GAAP financial measures may not be comparable to similar measures reported by other companies and have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP financial measures through the use of various GAAP measures. In the future, we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of these non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive such non-GAAP measures.

The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Other Financial and Operations Data
Number of new stores (1)	67	28	27
Number of stores open at end of period	533	468	441
Comparable store sales increase (2)	2.7%	7.5%	11.8%
EBITDA (3)	$186,533	$208,424	$171,967
Adjusted EBITDA (3)	$236,779	$252,621	$214,682
Adjusted net income (3)	$76,275	$108,113	$93,858
_______________________
(1)Fiscal year 2024 includes the addition of 40 stores from the acquisition of United Grocery Outlet on April 1, 2024.
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
GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net income to EBITDA and adjusted EBITDA, GAAP net income to adjusted net income, and our GAAP earnings per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net income	$39,465	$79,437	$65,052
Interest expense, net	22,156	16,361	17,967
Income tax expense	16,706	24,644	10,697
Depreciation and amortization expenses	108,206	87,982	78,251
EBITDA	186,533	208,424	171,967
Share-based compensation expenses (1)	10,516	31,091	32,556
Loss on debt extinguishment and modification (2)	—	5,340	1,274
Asset impairment and gain or loss on disposition (3)	1,047	485	1,176
Acquisition and integration costs (4)	8,631	459	—
Amortization of purchase accounting assets (5)	839	—	—
Restructuring (6)	15,888	—	—
Other (7)	13,325	6,822	7,709
Adjusted EBITDA	$236,779	$252,621	$214,682

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net income	$39,465	$79,437	$65,052
Share-based compensation expenses (1)	10,516	31,091	32,556
Loss on debt extinguishment and modification (2)	—	5,340	1,274
Asset impairment and gain or loss on disposition (3)	1,047	485	1,176
Acquisition and integration costs (4)	8,631	459	—
Amortization of purchase accounting assets and deferred financing costs (5)	6,328	5,838	10,877
Restructuring (6)	15,888	—	—
Other (7)	13,325	6,822	7,709
Tax adjustment to normalize effective tax rate (8)	(1,179)	(6,423)	(10,084)
Tax effect of total adjustments (9)	(17,746)	(14,936)	(14,702)
Adjusted net income	$76,275	$108,113	$93,858

GAAP earnings per share:
Basic	$0.40	$0.80	$0.67
Diluted	$0.40	$0.79	$0.65
Adjusted earnings per share:
Basic	$0.77	$1.10	$0.97
Diluted	$0.77	$1.07	$0.94
Weighted average shares outstanding:
Basic	98,707	98,709	96,812
Diluted	99,615	100,831	100,162
___________________________
(1)Includes non-cash share-based compensation expense and zero, less than $0.1 million, and $0.1 million of cash dividends paid in fiscal 2024, fiscal 2023, and fiscal 2022 respectively, on vested share-based awards as a result of dividends declared in connection with a recapitalization that occurred in fiscal 2018.
(2)Represents the write-off of debt issuance costs and debt discounts as well as debt modification costs related to refinancing and/or repayment of our credit facilities. See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.
(3)Represents non-restructuring asset impairment charges and gains or losses on dispositions of assets.
(4)Represents costs related to the acquisition and integration of United Grocery Outlet, including due diligence, legal, other consulting and retention bonus expenses.
(5)For purposes of determining adjusted EBITDA, this line represents the incremental amortization of inventory step-ups resulting from purchase price accounting related to the acquisition. For purposes of determining adjusted net income, in addition to the previously noted item, this line also represents the incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, as well as the amortization of debt issuance costs, as these items are already included in the adjusted EBITDA reconciliation within the depreciation and amortization expenses and interest income, net, respectively.
(6)Represents the impairment of long-lived assets related to the Restructuring Plan.
(7)Represents other non-recurring, non-cash or non-operational items, such as certain personnel-related hiring and termination costs, which were $7.8 million in fiscal 2024, system implementation costs, which were $3.7 million in fiscal 2024, legal settlements and other legal expenses, costs related to employer payroll taxes associated with equity awards, store closing costs, strategic project costs and miscellaneous costs.
(8)Represents adjustments to normalize the effective tax rate for the impact of unusual or infrequent tax items that we do not consider in our evaluation of ongoing performance, including excess tax expenses or benefits related to stock option exercises and vesting of time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") that are recorded in earnings as discrete items in the reporting period in which they occur.
(9)Represents the tax effect of the total adjustments. We calculate the tax effect of the total adjustments on a discrete basis excluding any non-recurring and unusual tax items.

Comparison of fiscal 2024 to fiscal 2023 (amounts in thousands, except percentages)
Net Sales

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Net sales	$4,371,501	$3,969,453	$402,048	10.1%
The increase in net sales was primarily attributable to an increase in comparable store sales as well as non-comparable store net sales growth primarily from the 65 net new stores acquired or opened during fiscal 2024.
Comparable store sales increased 2.7%, driven by a 4.2% increase in the number of transactions, partially offset by a 1.4% decrease in average transaction size.
Cost of Sales, Gross Profit and Gross Margin

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Cost of sales	$3,049,564	$2,727,774	$321,790	11.8%
% of net sales	69.8%	68.7%
Gross profit	$1,321,937	$1,241,679	$80,258	6.5%
Gross margin	30.2%	31.3%
The increase in cost of sales and gross profit was primarily the result of an increase in comparable store sales combined with non-comparable net sales from 65 net new stores acquired or opened during fiscal 2024, as well as impacts related to our system upgrades.
Cost as a percentage of net sales increased and gross margin decreased primarily due to inventory management impacts related to our system upgrades, as certain tools we used to manage the business on our legacy system has been taking longer to rebuild, which impacted data visibility.
Selling, General and Administrative Expenses

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change
SG&A	$1,243,610	$1,115,897	$127,713	11.4%
% of net sales	28.4%	28.1%
The increase in SG&A was driven by $93.3 million in higher store-related expenses and $34.4 million in higher corporate-related expenses. Store-related expenses increased primarily as a result of higher commission payments largely due to 25 net new stores operated by IOs. Also contributing to the increase in SG&A were higher store costs due to 65 net new stores, 40 of which are Company-operated, and the recognition of e-commerce vendor receivables during fiscal 2023. Corporate-related expenses increased largely to support net new store growth combined with $15.9 million in impairment of long-lived assets related to the Restructuring Plan and incremental costs to support our system upgrades, partially offset by lower incentive compensation expenses.
SG&A as a percentage of net sales increased primarily due to $15.9 million in impairment of long-lived assets related to the Restructuring Plan and increases in other store costs, partially offset by lower elective commission support we provided to operators through early 2024 related to our system upgrades.

Interest Expense, Net

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Interest expense, net	$22,156	$16,361	$5,795	35.4%
% of net sales	0.5%	0.4%
The increase in net interest expense was primarily driven by higher average principal debt outstanding during fiscal 2024, due largely to fund share repurchases and other cash outlays to support the continued growth of the business, after the acquisition of United Grocery Outlet.
See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.
Loss on Debt Extinguishment and Modification

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Loss on debt extinguishment and modification	$—	$5,340	$(5,340)	(100.0)%
% of net sales	—%	0.1%
During fiscal 2023, we recorded a $5.3 million loss on debt extinguishment related to the payoff of $385.0 million of principal on the senior term loan outstanding under our prior credit facilities.
See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information.
Income Tax Expense

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Income tax expense	$16,706	$24,644	$(7,938)	(32.2)%
% of net sales	0.4%	0.6%
Effective income tax rate	29.7%	23.7%
The decrease in income tax expense was primarily due to lower pretax book income.
The increase in our effective income tax rate primarily related to non-deductible acquisition and integration costs related to the acquisition of United Grocery Outlet in fiscal 2024 and lower excess tax benefits related to the exercise of stock options.
See NOTE 10—Income Taxes to our Consolidated Financial Statements for additional information.
Net Income

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Net income	$39,465	$79,437	$(39,972)	(50.3)%
% of net sales	0.9%	2.0%
Net income decreased as a result of the foregoing factors.

Adjusted EBITDA

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Adjusted EBITDA	$236,779	$252,621	$(15,842)	(6.3)%
The decrease in adjusted EBITDA was primarily attributable to decreased gross margin and higher SG&A, partially offset by an increase in comparable store sales of 2.7% for fiscal 2024 as well as non-comparable store sales, as discussed above.
Adjusted Net Income

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Adjusted net income	$76,275	$108,113	$(31,838)	(29.4)%
The decrease in adjusted net income was primarily attributable to decreased gross margin, higher SG&A (including higher depreciation expense), and higher net interest expense, partially offset by an increase in comparable store sales of 2.7% for fiscal 2024 as well as non-comparable store sales, as discussed above.

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
As of December 28, 2024, we had cash and cash equivalents of $62.8 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under the 2023 Credit Agreement. As of December 28, 2024, we had $190.0 million of borrowings outstanding under the revolving credit facility and $4.5 million of outstanding standby letters of credit, resulting in $205.5 million of remaining borrowing capacity available under this revolving credit facility. During fiscal 2024, $190.0 million was borrowed under this revolving credit facility.
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
Material Cash Requirements
Leases
We have operating and finance lease arrangements for substantially all store locations, distribution centers, and certain office space and equipment. As of December 28, 2024, total lease assets and lease liabilities were $1.0 billion and $1.2 billion, respectively, and we had executed leases for 69 store locations that we had not yet taken possession of with total undiscounted future lease payments of $451.5 million and lease terms through 2043. We have identified 17 of these store locations to pursue negotiations to exit leases with total undiscounted future lease payments of $66.7 million and lease terms through 2038 related to the Restructuring Plan. See NOTE 4—Leases to our Consolidated Financial Statements for further detail of our lease obligations and the timing of lease liability maturities. See NOTE 16—Restructuring Plan to our Consolidated Financial Statements for additional information on the Restructuring Plan.
Debt Obligations and Interest Payments
See NOTE 6—Long-term Debt to our Consolidated Financial Statements for further detail of our 2023 Credit Agreement, which as of December 28, 2024 consists of a senior term loan with $288.8 million of principal outstanding and a revolving credit facility with an aggregate outstanding principal balance of $190.0 million, as well as outstanding letters of credit of $4.5 million and a remaining borrowing capacity available of $205.5 million. As of December 28, 2024, based on the then-current interest rate of 6.92%, expected future interest payments associated with our debt totaled $99.6 million, with $33.1 million payable during fiscal 2025. The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments on the senior term loan. Such payments total $45.0 million over the remaining term of the senior term loan, with $15.0 million payable in fiscal 2025. The remaining senior term loan principal balance will become due in February 2028 at maturity.
Capital Expenditures
Our capital expenditures are primarily related to new store openings, ongoing store maintenance and improvements, expenditures related to our distribution centers and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems and corporate offices. We expect to fund capital expenditures primarily through cash generated from our operations. As compared to capital expenditures of $185.7 million, net of tenant improvement allowances, in fiscal 2024, we expect to incur capital expenditures of approximately $210.0 million, net of tenant improvement allowances, in fiscal 2025, primarily related to new store openings, supply chain investments, ongoing store maintenance and improvements and systems and infrastructure investments.
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
Our purchase commitments consist of non-cancelable obligations under service and supply contracts. As of December 28, 2024, we had total purchase obligations of $8.3 million, which is fully payable during fiscal 2025.
Share Repurchases and Dividends
We may repurchase our common stock pursuant to programs approved by our Board. As of December 28, 2024, we had $100.0 million of repurchase authority remaining under the current share repurchase program. See "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities" for discussion about our Board-authorized share repurchase program.
As of December 28, 2024, we currently do not expect to declare any dividends on our common stock in the foreseeable future.
Acquisition of United Grocery Outlet
The acquisition of United Grocery Outlet was completed on April 1, 2024 for the total purchase consideration of $62.5 million, including $2.0 million of cash and cash equivalents on hand, after post-closing adjustments, and was funded with cash on hand.
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
As of December 28, 2024, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net cash provided by operating activities	$111,963	$303,447	$185,511
Net cash used in investing activities	(274,028)	(194,165)	(149,931)
Net cash provided by (used in) financing activities	109,906	(97,023)	(72,937)
Net (decrease) increase in cash and cash equivalents	$(52,159)	$12,259	$(37,357)
Cash Provided by Operating Activities
Net cash provided by operating activities was $112.0 million for fiscal 2024 compared to $303.4 million for fiscal 2023. The $191.5 million decrease was primarily driven by changes in trade accounts payable and accrued and other liabilities combined with lower net income and changes in merchandise inventory levels. The change in trade accounts payable and accrued and other liabilities were partially attributable to disruptions related to the implementation of our system upgrades.
Cash Used in Investing Activities
Net cash used in investing activities was $274.0 million for fiscal 2024 compared to $194.2 million for fiscal 2023. The $79.9 million increase was due primarily to the acquisition of United Grocery Outlet in April 2024 combined with increased spending on property and equipment due to higher store count and higher construction costs related to future stores.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities of $109.9 million for fiscal 2024 was primarily due to the borrowing of $190.0 million on our revolving credit facility under the 2023 Credit Agreement and $8.8 million in proceeds from the exercise of stock options, partially offset by the repurchase of $81.4 million of our common stock and $5.6 million in scheduled principal payments on the senior term loan under the 2023 Credit Agreement. Net cash used in financing activities of $97.0 million for fiscal 2023 was primarily due to the payoff of $385.0 million of principal on the prior senior term loan outstanding under our prior credit facility, repayment of the $25.0 million of principal on our revolving credit facility, $4.5 million in debt issuance costs paid, the repurchase of $5.9 million worth of common stock, and $5.6 million in scheduled principal payments on the senior term loan under the 2023 Credit Agreement, partially offset by $325.0 million in proceeds from the 2023 Credit Agreement.

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
Long-lived asset impairment
We evaluate long-lived assets, including property and equipment and lease right-of-use assets, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For purposes of this evaluation, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Our retail stores are evaluated for impairment at the store level. A long-lived asset or asset group may be impaired if its carrying value exceeds its estimated undiscounted future cash flows over its remaining useful life. The total amount of property and equipment, including store assets, and operating lease right-of-use assets as of December 28, 2024 were $750.4 million and $1.0 billion, respectively.
Our impairment calculations contain uncertainties because they require us to make assumptions and to apply judgment to estimate future cash flows. Key assumptions used in estimating future cash flows include projected sales growth, gross margin and operating expenses. Estimates of sales growth, gross margin and operating expenses are based on internal projections and consider the store’s historical performance, length of time the store has been open, the local market economics and the business environment impacting the store’s performance. These estimates are subjective and our ability to realize future cash flows is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance. We have not made any material changes in the accounting methodology used to evaluate the impairment of long-lived assets during fiscal 2024. If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.
If a long-lived asset or asset group is determined to be impaired, we record an impairment loss for the amount by which the carrying value of the asset or asset group exceeds its fair value. The estimated fair value of the asset or asset group is based on the estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk.
In fiscal 2024 we recognized $15.9 million of impairment of long-lived assets resulting from the Restructuring Plan, which is included in Selling, general and administrative expenses. There were no adjustments to the carrying value of long-lived assets due to impairment charges during fiscal 2023 and fiscal 2022.
Recent Accounting Pronouncements
Refer to NOTE 1—Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of December 28, 2024, our outstanding borrowings included $288.8 million from the senior term loan and $190.0 million from the revolving credit facility under the 2023 Credit Agreement. As of December 28, 2024, the interest rate on these borrowings ranged from 6.92% to 6.95% (See NOTE 6—Long-term Debt to our Consolidated Financial Statements for additional information). Based on the outstanding balances and interest rates of the senior term loan and the revolving credit facility as of December 28, 2024, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense, excluding the capitalization of interest, of approximately $3.3 million over the next 12 months.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GROCERY OUTLET HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Grocery Outlet Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Grocery Outlet Holding Corp. and subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
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
On at least a quarterly basis, management reviews the Company's asset groups for indicators of impairment through an analysis that detects events or changes in circumstances that indicate that the carrying value of asset groups may not be recoverable. Management's impairment analysis determines whether projected undiscounted future cash flows from operations are sufficient to recover the carrying value of these store assets. Impairment may result when the carrying value of these store assets exceeds the estimated undiscounted future cash flows over the remaining useful life. Management's impairment analysis consists of (1) identifying stores with indicators of impairment, (2) testing the identified store assets for recoverability and (3) measuring the impairment loss, if any. During the year ended December 28, 2024, Management recorded adjustments to the carrying value of long-lived assets due to impairment charges in the amount of $15.9 million.
The principal considerations for our determination that performing procedures relating to the impairment of store-level long-lived assets is a critical audit matter relates to the significant judgment by management in developing the estimated future cash flows expected to be generated by the asset group. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the cash flows, including the significant assumptions for sales growth rate, gross margin, and operating expenses.
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
–Current and past sales, gross margins, and operating expenses of the overall Company and individual store level asset groups
–Consistency with external market and industry data
–Internal communications to management and the Board of Directors
•We tested the completeness, accuracy, and relevance of underlying data used in determining undiscounted and discounted cash flows.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 26, 2025
We have served as the Company's auditor since 2007.

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$62,828	$114,987
Independent operator receivables and current portion of independent operator notes, net of allowance $5,770 and $5,092	16,051	14,943
Other accounts receivable, net of allowance $9 and $2	4,166	4,185
Merchandise inventories	394,152	349,993
Prepaid expenses and other current assets	26,701	32,443
Total current assets	503,898	516,551
Independent operator notes and receivables, net of allowance $12,709 and $11,059	36,441	28,134
Property and equipment, net	750,423	642,462
Operating lease right-of-use assets	1,014,678	945,710
Intangible assets, net	78,778	78,556
Goodwill	782,734	747,943
Other assets	6,869	10,230
Total assets	$3,173,821	$2,969,586
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$175,871	$209,354
Accrued and other current liabilities	55,240	66,655
Accrued compensation	19,687	24,749
Current portion of long-term debt	15,000	5,625
Current lease liabilities	72,905	63,774
Income and other taxes payable	10,921	13,808
Total current liabilities	349,624	383,965
Long-term debt, net	462,502	287,107
Deferred income tax liabilities, net	56,178	38,601
Long-term lease liabilities	1,106,219	1,038,307
Other long-term liabilities	1,914	2,267
Total liabilities	1,976,437	1,750,247
Commitments and contingencies (NOTE 12)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 97,262,557 and 99,223,863 shares issued and outstanding, respectively	97	99
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	815,858	877,276
Retained earnings	381,429	341,964
Total stockholders' equity	1,197,384	1,219,339
Total liabilities and stockholders' equity	$3,173,821	$2,969,586
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$4,371,501	$3,969,453	$3,578,101
Cost of sales	3,049,564	2,727,774	2,486,002
Gross profit	1,321,937	1,241,679	1,092,099
Selling, general and administrative expenses	1,243,610	1,115,897	997,109
Operating income	78,327	125,782	94,990
Other expenses:
Interest expense, net	22,156	16,361	17,967
Loss on debt extinguishment and modification	—	5,340	1,274
Total other expenses	22,156	21,701	19,241
Income before income taxes	56,171	104,081	75,749
Income tax expense	16,706	24,644	10,697
Net income and comprehensive income	$39,465	$79,437	$65,052
Basic earnings per share	$0.40	$0.80	$0.67
Diluted earnings per share	$0.40	$0.79	$0.65
Weighted average shares outstanding:
Basic	98,707	98,709	96,812
Diluted	99,615	100,831	100,162
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	96,144,433	$96	$811,701	$197,475	$1,009,272
Exercise and vesting of share-based awards	1,669,641	2	6,888	—	6,890
Share-based compensation expense	—	—	32,556	—	32,556
Repurchase of common stock	(139,718)	—	(3,451)	—	(3,451)
Dividends paid	—	—	(105)	—	(105)
Net income and comprehensive income	—	—	—	65,052	65,052
Balance at December 31, 2022	97,674,356	$98	$847,589	$262,527	$1,110,214
Exercise and vesting of share-based awards, net of shares withheld for employee taxes	1,804,023	1	5,420	—	5,421
Share-based compensation expense	—	—	31,091	—	31,091
Repurchase of common stock	(254,516)	—	(6,809)	—	(6,809)
Dividends paid	—	—	(15)	—	(15)
Net income and comprehensive income	—	—	—	79,437	79,437
Balance at December 30, 2023	99,223,863	$99	$877,276	$341,964	$1,219,339
Exercise and vesting of share-based awards	2,015,857	2	8,843	—	8,845
Share-based compensation expense	—	—	10,516	—	10,516
Repurchase of common stock	(3,977,163)	(4)	(80,777)	—	(80,781)
Net income and comprehensive income	—	—	—	39,465	39,465
Balance at December 28, 2024	97,262,557	$97	$815,858	$381,429	$1,197,384
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$39,465	$79,437	$65,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	90,747	76,600	70,451
Amortization of intangible and other assets	17,459	11,382	7,800
Amortization of debt issuance costs and debt discounts	910	1,084	2,264
Non-cash rent	4,780	5,226	6,932
Loss on debt extinguishment and modification	—	5,340	1,274
Impairment of long-lived assets	15,888	—	—
Share-based compensation	10,516	31,091	32,556
Provision for independent operator and other accounts receivable reserves	4,853	3,674	4,318
Deferred income taxes	12,123	18,819	10,367
Other	1,015	487	1,176
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(7,515)	(11,031)	(7,230)
Merchandise inventories	(29,951)	(15,674)	(58,817)
Prepaid expenses and other assets	7,645	(10,716)	841
Income and other taxes payable	(3,766)	5,918	705
Trade accounts payable	(36,936)	73,771	16,099
Accrued and other liabilities	(25,240)	19,723	251
Accrued compensation	(7,755)	(2,445)	18,744
Operating lease liabilities	17,725	10,761	12,728
Net cash provided by operating activities	111,963	303,447	185,511
Cash flows from investing activities:
Advances to independent operators	(11,364)	(8,565)	(9,819)
Repayments of advances from independent operators	4,778	5,734	6,917
Business acquisition, net of cash and cash equivalents acquired	(60,526)	—	—
Purchases of property and equipment	(186,611)	(168,990)	(130,482)
Proceeds from sales of assets	—	24	39
Investments in intangible assets and licenses	(20,305)	(23,000)	(16,586)
Proceeds from insurance recoveries - property and equipment	—	632	—
Net cash used in investing activities	(274,028)	(194,165)	(149,931)
Cash flows from financing activities:
Proceeds from exercise of stock options	8,845	5,958	6,890
Tax withholding related to net settlement of employee share-based awards	—	(537)	—
Proceeds from senior term loan due 2028	—	300,000	—
Proceeds from revolving credit facility	190,000	25,000	—
Principal payments on revolving credit facility	—	(25,000)	—
Principal payments on senior term loan due 2025	—	(385,000)	(75,000)
Principal payments on senior term loan due 2028	(5,625)	(5,625)	—
Principal payments on finance leases	(1,959)	(1,398)	(1,271)
Repurchase of common stock	(81,355)	(5,893)	(3,451)
Dividends paid	—	(15)	(105)
Debt issuance costs paid	—	(4,513)	—
Net cash provided by (used in) financing activities	109,906	(97,023)	(72,937)
Net (decrease) increase in cash and cash equivalents	(52,159)	12,259	(37,357)
Cash and cash equivalents at beginning of period	114,987	102,728	140,085
Cash and cash equivalents at end of period	$62,828	$114,987	$102,728
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$26,196	$22,722	$19,142
Income taxes paid (refunded) in cash	$3,376	$7,557	$(1,721)
Property and equipment accrued at end of period	$12,791	$7,310	$18,536
Intangible assets accrued at end of period	$1,286	$5,507	$3,736
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Consolidated Financial Statements
NOTE 1—Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. As of December 28, 2024, we had 533 stores throughout California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Maryland, Nevada, North Carolina, New Jersey, Georgia, Ohio, Alabama, Delaware, Kentucky and Virginia.
Grocery Outlet Holding Corp. owns 100% of Grocery Outlet Inc.
Fiscal Year — We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ended December 28, 2024 ("fiscal 2024"), December 30, 2023 ("fiscal 2023") and December 31, 2022 ("fiscal 2022") all consisted of 52 weeks.
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission (the "SEC"). Our consolidated financial statements include the accounts of Grocery Outlet Holding Corp. and its wholly owned subsidiaries. All intercompany balances and transactions were eliminated. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Prior period amounts have been reclassified to conform to current period presentation.
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
Cash and Cash Equivalents — We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. All cash equivalents are unrestricted and available for immediate use. Cash and cash equivalents consisted primarily of cash held in checking and money market accounts as of December 28, 2024 and December 30, 2023.
Allowance for Independent Operator ("IO") Receivables and IO Notes and Other Accounts Receivable — We maintain allowances and accruals for estimated losses of amounts advanced to IOs and other third parties determined to be uncollectible. See NOTE 2—Independent Operator Notes and Independent Operator Receivables, for additional information.
Concentrations of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts and notes receivable. Although we deposit our cash with creditworthy financial institutions, our deposits typically exceed federally insured limits. To date, we have not experienced any losses on our cash deposits. No single customer or store represented more than 10% of net sales for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022. No single customer or IO represented more than 10% of accounts receivable or notes receivable as of December 28, 2024 and December 30, 2023.
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
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, primarily at an individual store level. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, we record an impairment loss for the amount by which the carrying amount of the asset exceeds its fair value. The total amount of property and equipment, including store assets, and operating lease right-of-use assets as of December 28, 2024 were $750.4 million and $1.0 billion, respectively, and as of December 30, 2023 were $642.5 million and $945.7 million, respectively. The estimated fair value of the asset or asset group is based on the estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. In fiscal 2024, we recognized $15.9 million of impairment of long-lived assets resulting from the Restructuring Plan, as defined in Note 16—Restructuring Plan, which is included in selling, general and administrative expenses ("SG&A") on the consolidated statements of operations and comprehensive income. There were no adjustments to the carrying value of long-lived assets due to impairment charges during fiscal 2023 and fiscal 2022.
Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current lease liabilities, and long-term lease liabilities in our consolidated balance sheets. Finance leases are included in other assets, current lease liabilities, and long-term lease liabilities in our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease over the same term. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term, reduced by landlord incentives. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms and payments based on the information available at the commencement date, to determine the present value of our lease payments. Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term while finance lease payments are charged to interest expense and depreciation and amortization expense over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these short-term leases is recognized on a straight-line basis over the lease term.
We generally lease retail facilities for store locations, distribution centers, office space and equipment and account for these leases as operating leases. We account for certain equipment leases as finance leases. Lease and non-lease components are accounted for separately. We sublease certain real estate to unrelated third parties under non-cancelable leases and the sublease portfolio consists of operating leases for retail stores.
Goodwill and Other Intangible Assets — We have both goodwill and intangible assets recorded on our consolidated balance sheets.
Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized, but rather is subject to an annual impairment evaluation which is performed during our fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. Our impairment evaluation of goodwill consists of an initial qualitative assessment of our reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation, based on discounted cash flows, is performed which requires us to estimate future cash flows, growth rates and economic and market conditions. If the quantitative evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. Measurement of such an impairment loss would be based on the excess of the carrying amount over fair value. There were no goodwill impairment charges recorded during fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022.
Intangible assets include trademarks, computer software, and liquor licenses. Trademarks represent the value of all our trademarks and trade names in the marketplace. We are amortizing the value assigned to the trade names on a straight-line basis over 15 years. Computer software includes both acquired software and eligible costs to develop internal-use software that are incurred during the application development stage. These assets are amortized over their estimated useful lives of three to 10 years. Liquor license assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. We review our intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of the intangible assets are not recoverable, the impairment is measured as the amount by which the carrying value of the intangible asset exceeds its fair value. There were no impairments of intangible assets recognized during the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022.
Fair Value Measurements — Fair value is defined as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The fair value of financial instruments is categorized based on the level of judgment associated with the inputs used to measure their fair values. Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:
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
There were no assets or liabilities measured at fair value on a recurring basis as of December 28, 2024 or December 30, 2023. Generally, long-lived assets are recorded at fair value on a non-recurring basis after the asset has been impaired. See "Property and Equipment" and "Goodwill and Other Intangible Assets" within NOTE 1—Organization and Summary of Significant Accounting Policies, for additional information. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the fiscal years ended December 28, 2024 or December 30, 2023.
Our financial assets and liabilities are carried at cost, which generally approximates their fair value, as described below:
Cash and cash equivalents, IO receivables, other accounts receivable and trade accounts payable — The carrying value of such financial instruments approximates their fair value due to factors such as their short-term nature, their variable interest rates or the effect of the related allowance for expected credit losses.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the consolidated balance sheets (amounts in thousands):

	December 28, 2024		December 30, 2023
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Senior term loans (Level 2)	$287,502	$288,750	$292,732	$294,375
Revolving credit facility (Level 2)	$190,000	$190,000	$—	$—
_______________________
(1)The carrying amounts of the senior term loans as of December 28, 2024 and December 30, 2023 are net of debt issuance costs of $1.2 million and $1.6 million, respectively.
(2)The estimated fair value of our current senior term loan and revolving credit facility borrowings under the 2023 Credit Agreement, as defined in Note 6—Long-term Debt, were deemed to approximate the carrying value, excluding unamortized debt issuance costs, because the interest rate is variable with short reset periods and is reflective of the current market rate.
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
We do not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of December 28, 2024 and December 30, 2023.

Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $4.1 million and $3.2 million as of December 28, 2024 and December 30, 2023, respectively. Breakage amounts were $0.5 million, $0.2 million and $0.3 million for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 (amounts in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
Perishable (1)	$1,615,634	$1,404,461	$1,272,200
Non-perishable (2)	2,755,867	2,564,992	2,305,901
Total net sales	$4,371,501	$3,969,453	$3,578,101
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
Marketing and Advertising Expenses — Costs for store promotions, newspaper, television, radio and other media advertising are expensed at the time the promotion or advertising takes place. Marketing and advertising costs are included in SG&A in the accompanying consolidated statements of operations and comprehensive income and amounted to $43.0 million, $36.4 million and $34.6 million, respectively, in the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022.
Share-based Awards — We estimate the fair value of time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") based upon the closing price of our common stock as reported on the Nasdaq Global Select Market on the date of grant. The PSUs vest in one installment after a three-year performance period based on a service condition and the achievement of cumulative operating goals.
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
While we recognize share-based compensation expense over the performance period and/or requisite service period based on the fair market value of the award as of the grant date, we will not know the actual amount of tax benefit an award will generate until such award is exercised (for stock options) or vested (for RSUs or PSUs). Until such award is exercised or vested we assume that the amount ultimately recognized for tax purposes is the same amount we are currently recognizing in our operating results, that is for "book" purposes. Consequently, our deferred tax asset related to share-based compensation expense, which totaled $5.8 million as of December 28, 2024, is based on each qualifying award's grant date fair value rather than the award's to-be-determined exercise date intrinsic value (or vesting date fair value). For awards exercised or vested during our fiscal year ended December 28, 2024, the exercise or vest date intrinsic value exceeded the grant date fair value by a total of $7.0 million. If the share price for our common stock were to depreciate for a sustained period of time, we could be required to recognize a tax shortfall. Such shortfalls could have a material effect on our cash flows and financial results. See NOTE 8—Share-based Awards and NOTE 10—Income Taxes, for additional information.

Income Taxes — Income taxes are accounted for using an asset and liability approach that requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events are considered, other than changes in the tax law. A valuation allowance is established, when necessary, to reduce net deferred income tax assets to the amount expected to be realized. We have not recorded any valuation allowances against our deferred income tax balances for the fiscal years ended December 28, 2024 and December 30, 2023. Significant items comprising our future tax benefits and liabilities (deferred tax assets and liabilities) include lease liability obligations, right-of-use assets, depreciation and amortization, net operating losses and other carryforwards, goodwill and share-based compensation expense.
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
We had 491, 466 and 438 stores operated by IOs as of December 28, 2024, December 30, 2023 and December 31, 2022, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the independent operator agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $4.2 billion, $3.9 billion, and $3.5 billion for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in SG&A. IO commissions were $637.2 million, $621.7 million, and $533.1 million for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. IO commissions of $5.6 million and $21.7 million were included in accrued and other current liabilities as of December 28, 2024 and December 30, 2023, respectively.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $71.0 million and $59.2 million, gross, as of December 28, 2024 and December 30, 2023, respectively. See NOTE 2—Independent Operator Notes and Independent Operator Receivables, for additional information.
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
Recently Adopted Accounting Standards
Accounting Standards Update ("ASU") No. 2023-07 — In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 beginning in the fourth quarter of fiscal 2024 on a retrospective basis for all periods presented. The adoption of ASU 2023-07 required additional disclosures in our consolidated financial statements. See NOTE 14—Segment Information, for additional information.
Recently Issued Accounting Pronouncements
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
ASU No. 2024-03 — In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 requires public entities to disclose, in the notes to financial statements, specified information about certain costs and expenses, including the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each expense caption presented on the face of the income statement, a qualitative description of the amounts remaining in these expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses and an entity's definition of selling expenses. ASU 2024-03, as clarified by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. We will adopt ASU 2024-03 upon the effective date and are currently evaluating the impact on our consolidated financial statements and disclosures.
NOTE 2—Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 4.50% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the consolidated balance sheets and was $3.0 million and $1.8 million as of December 28, 2024 and December 30, 2023, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of December 28, 2024 or December 30, 2023. Notes and receivables from our IOs participating in our Temporary Commission Adjustment Program ("TCAP"), as

detailed below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from IOs and the related allowances as of December 28, 2024 and December 30, 2023 consisted of the following (amounts in thousands):

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
December 28, 2024
Independent operator notes	$46,917	$(368)	$(11,454)	$35,095	$471	$34,624
Independent operator receivables	24,054	(5,402)	(1,255)	17,397	15,580	1,817
Total	$70,971	$(5,770)	$(12,709)	$52,492	$16,051	$36,441

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
December 30, 2023
Independent operator notes	$41,123	$(754)	$(10,435)	$29,934	$1,800	$28,134
Independent operator receivables	18,105	(4,338)	(624)	13,143	13,143	—
Total	$59,228	$(5,092)	$(11,059)	$43,077	$14,943	$28,134

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Beginning balance	$16,151	$14,747	$11,912
Provision for IO notes and IO receivables reserves	4,625	3,588	4,160
Write-off of uncollectible IO notes and IO receivables	(2,297)	(2,184)	(1,325)
Ending balance	$18,479	$16,151	$14,747
The following table presents the gross write-off of IO notes and IO receivables by year of origination for the fiscal year ended December 28, 2024 (amounts in thousands):

Fiscal 2024	$184
Fiscal 2023	—
Fiscal 2022	769
Fiscal 2021	176
Fiscal 2020	—
Prior	1,168
Total	$2,297
The following table presents the outstanding gross balance of IO notes by fiscal year of origination and credit quality indicator as of December 28, 2024 (amounts in thousands):

	Fiscal Year of Origination
Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Total
TCAP	$3,522	$3,662	$5,542	$2,250	$1,592	$1,384	$17,952
Non-TCAP	4,474	4,024	4,213	3,798	1,969	2,029	20,507
New store	6,733	1,725	—	—	—	—	8,458
Total	$14,729	$9,411	$9,755	$6,048	$3,561	$3,413	$46,917
TCAP IO Notes
Notes of IOs participating in our TCAP represented 49.1% and 51.6% of total IO note balances as of December 28, 2024 and December 30, 2023, respectively.

A total of $4.2 million of IO notes were added into our TCAP during the fiscal year ended December 28, 2024. The weighted average contractual interest rate of these IO notes was 4.50% as of December 28, 2024, a reduction from the standard rate of 9.95%. In addition, $4.1 million of IO notes were transferred from TCAP to Non-TCAP during the fiscal year ended December 28, 2024.

NOTE 3—Property and Equipment
Property and equipment as of December 28, 2024 and December 30, 2023 consisted of the following (amounts in thousands):

	Property and Equipment, At Cost	Accumulated Depreciation and Amortization	Property and Equipment, Net
December 28, 2024
Leasehold improvements	$538,682	$(184,759)	$353,923
Fixtures and equipment	621,017	(301,499)	319,518
Other	376	(335)	41
Construction in progress	76,941	—	76,941
Totals	$1,237,016	$(486,593)	$750,423
December 30, 2023
Leasehold improvements	$453,496	$(148,633)	$304,863
Fixtures and equipment	527,769	(249,838)	277,931
Other	376	(322)	54
Construction in progress	59,614	—	59,614
Totals	$1,041,255	$(398,793)	$642,462
Construction in progress is primarily composed of leasehold improvements and fixtures and equipment related to new or remodeled stores where construction had not been completed at year-end.
Depreciation expense on property and equipment for fiscal 2024, fiscal 2023 and fiscal 2022 was as follows (amounts in thousands):

	Fiscal Year Ended
Consolidated Statements of Operations and Comprehensive Income Location	December 28, 2024	December 30, 2023	December 31, 2022
Cost of sales	$2,857	$1,963	$1,711
Selling, general and administrative expenses	87,890	74,637	68,740
Total depreciation expense on property and equipment	$90,747	$76,600	$70,451

NOTE 4—Leases
As of December 28, 2024 and December 30, 2023, we leased 14 of our store locations and one warehouse location from related parties. See NOTE 11—Related Party Transactions, for additional information.
As of December 28, 2024, we had executed leases for 69 store locations that we had not yet taken possession of with total undiscounted future lease payments of $451.5 million and lease terms through 2043. For 17 of these store locations, we are pursuing termination of these leases as part of the Restructuring Plan, with total undiscounted future lease payments of $66.7 million and lease terms through 2038. See NOTE 16—Restructuring Plan for further discussion.
Based upon our initial investment in store leasehold improvements, we utilize an initial, reasonably-certain lease life of 15 years for most of our leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 15 years or more. Our leases do not include any material residual value guarantees or material restrictive covenants. We also have non-cancelable subleases with unrelated third parties with future minimum rental receipts as of December 28, 2024 totaling $2.7 million ending in various years through 2036, which have not been deducted from the future minimum lease payments.
The balance sheet classification of our right-of-use lease assets and lease liabilities was as follows (amounts in thousands):

Leases	Classification	December 28, 2024	December 30, 2023
Assets:
Operating lease assets	Operating right-of-use assets	$1,014,678	$945,710
Finance lease assets	Other assets	3,711	6,433
Total lease assets		$1,018,389	$952,143
Liabilities:
Current
Operating	Current lease liabilities	$71,527	$62,273
Finance	Current lease liabilities	1,378	1,501
Noncurrent
Operating	Long-term lease liabilities	1,103,647	1,033,590
Finance	Long-term lease liabilities	2,572	4,717
Total lease liabilities		$1,179,124	$1,102,081

The components of lease expense were as follows (amounts in thousands):

		Fiscal Year Ended
Lease Cost	Classification (1)	December 28, 2024	December 30, 2023	December 31, 2022
Operating lease cost	Selling, general and administrative expenses	$157,300	$141,501	$132,065
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	1,479	1,423	1,316
Interest on leased liabilities	Interest expense, net	347	340	341
Variable lease cost	Selling, general and administrative expenses	1,688	1,093	740
Sublease income	Selling, general and administrative expenses	(1,281)	(1,237)	(868)
Net lease cost		$159,533	$143,120	$133,594
_______________________
(1)Certain supply chain related lease costs herein are included in cost of sales.
Maturities of lease liabilities as of December 28, 2024 were as follows (amounts in thousands):

	Operating Leases	Finance Leases	Total
Fiscal 2025	$146,250	$1,584	$147,834
Fiscal 2026	165,542	1,145	166,687
Fiscal 2027	160,450	735	161,185
Fiscal 2028	158,115	455	158,570
Fiscal 2029	158,740	370	159,110
Thereafter	867,841	153	867,994
Total lease payments	1,656,938	4,442	$1,661,380
Less: Imputed interest	(481,764)	(492)
Present value of lease liabilities	$1,175,174	$3,950
The weighted-average lease terms and discount rates of operating and finance leases were as follows:

	December 28, 2024	December 30, 2023
Weighted-average remaining lease term:
Operating leases	10.5 years	10.8 years
Finance leases	3.6 years	5.0 years
Weighted-average discount rate:
Operating leases	6.53%	6.55%
Finance leases	6.35%	5.89%

Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$152,576	$135,871	$125,221
Operating cash flows from finance leases	$344	$344	$332
Finance cash flows from finance leases	$1,597	$1,409	$1,279
Leased assets obtained in exchange for new operating lease liabilities	$161,688	$131,758	$88,681
Leased assets obtained in exchange for new finance lease liabilities	$917	$1,782	$39
NOTE 5—Goodwill and Intangible Assets
Information regarding our goodwill and intangible assets as of December 28, 2024 was as follows (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$58,400	$(39,791)	$18,609
Computer software	85,109	(34,505)	50,604
Total finite-lived intangible assets	143,509	(74,296)	69,213
Liquor licenses	9,565	—	9,565
Total intangible assets	153,074	(74,296)	78,778
Goodwill	782,734	—	782,734
Total goodwill and intangible assets	$935,808	$(74,296)	$861,512
Information regarding our goodwill and intangible assets as of December 30, 2023 was as follows (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$58,400	$(35,897)	$22,503
Computer software	69,643	(22,600)	47,043
Total finite-lived intangible assets	128,043	(58,497)	69,546
Liquor licenses	9,010	—	9,010
Total intangible assets	137,053	(58,497)	78,556
Goodwill	747,943	—	747,943
Total goodwill and intangible assets	$884,996	$(58,497)	$826,499
The carrying amount of goodwill increased by $34.8 million for the fiscal year ended December 28, 2024 as a result of the acquisition of United Grocery Outlet. See NOTE 15—Business Combination for additional information. There were no changes in the carrying amount of goodwill for the fiscal years ended December 30, 2023 and December 31, 2022.
Amortization expense for finite-lived intangible assets was $15.7 million, $10.1 million, and $6.6 million for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

The estimated future amortization expense related to finite-lived intangible assets as of December 28, 2024 is as follows (amounts in thousands):

Fiscal 2025	$18,101
Fiscal 2026	15,136
Fiscal 2027	10,896
Fiscal 2028	8,991
Fiscal 2029	6,446
Thereafter	9,643
Total	$69,213

NOTE 6—Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 28, 2024	December 30, 2023
Senior term loan due 2028	$288,750	$294,375
Revolving credit facility	190,000	—
Long-term debt, gross	478,750	294,375
Less: Unamortized debt issuance costs and debt discounts	(1,248)	(1,643)
Long-term debt, less unamortized debt discounts and debt issuance costs	477,502	292,732
Less: Current portion	(15,000)	(5,625)
Long-term debt, net	$462,502	$287,107
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
On February 21, 2023, we repaid all of the outstanding indebtedness under our Prior First Lien Credit Agreement (as defined below), as well as fees and expenses in connection therewith. All obligations of the Company’s subsidiaries under the Prior First Lien Credit Agreement were discharged and the agreement was terminated as of such date. In connection with the closing of the 2023 Credit Agreement and repayment of the Prior First Lien Credit Agreement and in accordance with ASC Topic 470-50, Debt-Modifications and Extinguishments, we wrote off $5.1 million of previously unamortized debt issuance costs and debt discounts and incurred $0.2 million in debt modification costs, which were recorded within loss on debt extinguishment and modification for the fiscal year ended December 28, 2024. Furthermore, a total of $4.6 million of creditor and third-party debt issuance costs were capitalized or carried over from the prior credit facilities (as defined below), and will be amortized over the term of the new credit facilities.
Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio. As of December 28, 2024, interest on borrowings under the credit facilities was based on one-month Term SOFR with an applicable margin of 2.25%.
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
Our obligations under the 2023 Credit Agreement are unconditionally guaranteed by Grocery Outlet Holding Corp.'s direct and indirect wholly owned restricted subsidiaries, subject to certain exceptions. All obligations under the 2023 Credit Agreement, and the guarantee of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of the Company’s assets and those of each subsidiary guarantor.
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
Senior Term Loan due 2028
The senior term loan under the 2023 Credit Agreement matures on February 21, 2028 and had an interest rate of 6.92% as of December 28, 2024.
Revolving Credit Facility
The aggregate outstanding principal balance under the revolving credit facility was $190.0 million and zero as of December 28, 2024 and December 30, 2023, respectively. As of December 28, 2024 we had $4.5 million of outstanding letters of credit and $205.5 million of remaining borrowing capacity available under the revolving credit facility, which matures on February 21, 2028. Borrowings under the revolving credit facility had interest rates ranging from 6.92% to 6.95% as of December 28, 2024.
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
On April 29, 2022, we prepaid $75.0 million of principal on the prior senior term loan outstanding under our Prior First Lien Credit Agreement. In connection with the payment, we wrote off $1.3 million of previously unamortized debt issuance costs and debt discounts. As discussed above, on February 21, 2023, in connection with the closing of the 2023 Credit Agreement, we repaid the remaining $385.0 million of principal on the prior senior term loan outstanding under our Prior First Lien Credit Agreement. No amounts were outstanding under the prior revolving credit facility as of final repayment of the Prior First Lien Credit Agreement.
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
As of December 28, 2024, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of December 28, 2024 were as follows (amounts in thousands):

Fiscal 2025	$15,000
Fiscal 2026	15,000
Fiscal 2027	15,000
Fiscal 2028	433,750
Fiscal 2029 and thereafter	—
Total	$478,750
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Interest on loans	$29,028	$24,666	$18,743
Amortization of debt issuance costs and debt discounts	910	1,084	2,264
Interest on finance leases	347	340	341
Other	27	17	8
Interest income	(6,723)	(7,631)	(3,389)
Capitalized interest	(1,433)	(2,115)	—
Interest expense, net	$22,156	$16,361	$17,967
Loss on Debt Extinguishment and Modification
Loss on debt extinguishment and modification consisted of the following (amounts in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Write-off of debt issuance costs	$—	$4,518	$1,127
Write-off of debt discounts	—	578	147
Debt modification costs	—	244	—
Loss on debt extinguishment and modification	$—	$5,340	$1,274

NOTE 7—Stockholders' Equity
As of December 28, 2024, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.001 per share.
Common Stock
Holders of our common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. The holders of our common stock do not have cumulative voting rights in the election of directors.

Preferred Stock
We did not have any shares of preferred stock issued or outstanding as of December 28, 2024. Our Board of Directors (the "Board") has the authority to issue shares of preferred stock from time to time on terms it may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof as the Board may from time to time determine, which could affect the relative voting power or other rights of the holders of our common stock. The issuance of preferred stock could have the effect of decreasing the trading price of our common stock, restricting dividends on the common stock, diluting the voting power of our common stock, or subordinating the liquidation rights of the common stock.
Dividend Rights
Holders of our common stock are entitled to receive dividends when, as and if declared by our Board out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders or one or more outstanding series of our preferred stock.
Share Repurchase Program
In November 2021, our Board approved a share repurchase program (the "2021 Share Repurchase Program"). This program, which was effective November 5, 2021 and without an expiration date, authorized us to repurchase up to $100.0 million of our outstanding common stock utilizing a variety of methods including open market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and under a Rule 10b5-1 plan (which would permit shares to be repurchased when we might otherwise be precluded from doing so under securities laws). Any repurchased shares were constructively retired and returned to an unissued status.
In the fourth quarter of fiscal 2024, the Board approved a new share repurchase program (the "2024 Share Repurchase Program"), which replaced the Company’s 2021 Share Repurchase Program, under which $9.4 million previously remained available for repurchase. The 2024 Share Repurchase Program does not have an expiration date and authorizes us to repurchase up to $100.0 million of our outstanding common stock (inclusive of fees and commissions) utilizing a variety of methods including open-market purchases, accelerated equity repurchase programs, privately negotiated transactions, block trades and under a Rule 10b5-1 plan. Any repurchased shares are constructively retired and returned to an unissued status.
The following table presents activity related to the share repurchase programs (amounts in thousands except share and per share amounts). We repurchased these shares in open-market transactions pursuant to a Rule 10b5-1 plan.

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Shares repurchased	3,977,163	254,516	139,718
Amount repurchased (1)	$80,439	$6,809	$3,451
Average repurchase price per share	$20.23	$26.75	$24.70
_______________________
(1)Includes commissions for the shares repurchased for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 and excludes excise tax due of $0.3 million under the Inflation Reduction Act for the fiscal year ended December 28, 2024.
As of December 28, 2024, we had $100.0 million of repurchase authority remaining under the 2024 Share Repurchase Program.
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
On June 4, 2019, our Board and stockholders approved the Grocery Outlet Holding Corp. 2019 Incentive Plan (the "2019 Plan"). A total of 4,597,862 shares of common stock were reserved for issuance under the 2019 Plan at that time. In addition, on the first day of each fiscal year beginning in fiscal 2020 and ending in fiscal 2029, the 2019 Plan provides for an annual automatic increase of the shares reserved for issuance in an amount equal to the positive difference between (i) 4% of the "outstanding common stock" (as defined in the 2019 Plan) on the last day of the immediately preceding fiscal year and (ii) the plan share reserve on the last day of the immediately preceding fiscal year, or a lesser number as determined by our Board. As of December 28, 2024, there were a total of 8,443,140 shares of common stock reserved for issuance under the 2019 Plan, which included 1,190,591 shares added effective December 31, 2023 per the above noted annual automatic increase. As of December 28, 2024, there were 3,183,688 remaining shares available for issuance of new equity awards under the 2019 Plan.
Long-term incentive programs ("LTIPs") under the 2019 Plan include time-based RSUs, PSUs and stock options. In fiscal 2024, we granted RSUs and PSUs to our employees. RSUs granted under the LTIPs generally vest over one to three years. PSUs granted under the LTIPs will vest upon the achievement of certain performance targets as determined by the Compensation Committee following the last day of a three-year performance period. The number of PSUs ultimately earned will equal the number of PSUs granted multiplied by the applicable percentage of performance target levels achieved, and can range from 0% to 200% of the number of PSUs granted. PSUs granted during fiscal 2024 will vest upon the achievement of certain revenue-based and adjusted EPS-based performance targets, and PSUs granted during fiscal 2023 and fiscal 2022 will vest upon the achievement of certain revenue-based and certain adjusted EBITDA-based performance targets.
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
The respective valuation methods resulted in weighted-average grant date fair values for RSUs and PSUs granted during fiscal 2024, fiscal 2023 and fiscal 2022 as follows:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
RSUs	$21.59	$27.50	$29.70
PSUs	$25.65	$27.34	$29.16
We did not award any time-based or performance-based stock options during fiscal 2024, fiscal 2023 and fiscal 2022.

Share-based Award Activity
The following table summarizes stock option activity under all equity incentive plans during fiscal 2024, fiscal 2023 and fiscal 2022:

	Time-Based Stock Options		Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of January 1, 2022	3,135,141	$12.77	1,696,194	$4.58
Granted	—	—	—	—
Exercised	(276,022)	9.63	(894,559)	4.50
Forfeitures	(296,345)	21.25	—	—
Options outstanding as of December 31, 2022	2,562,774	$12.13	801,635	$4.68
Granted	—	—	—	—
Exercised	(462,972)	8.17	(574,030)	3.91
Forfeitures	(8,279)	21.93	—	—
Options outstanding as of December 30, 2023	2,091,523	$12.97	227,605	$6.62
Granted	—	—	—	—
Exercised	(1,157,529)	7.22	(128,221)	3.81
Forfeitures	(54,637)	22.00	—	—
Options outstanding as of December 28, 2024	879,357	$19.98	99,384	$10.25
Options vested and exercisable as of December 28, 2024	879,357	$19.98	99,384	$10.25
The total intrinsic value of time-based stock options exercised was $16.3 million, $11.7 million and $7.1 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The total intrinsic value of performance-based stock options exercised was $2.2 million, $15.9 million and $29.9 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Intrinsic value represents the difference between the current fair value of the underlying stock and the exercise price of the stock option.
The following table summarizes RSU activity under all equity incentive plans during fiscal 2024, fiscal 2023 and fiscal 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2022	836,496	$30.14
Granted	449,438	29.70
Vested	(499,696)	27.38
Forfeitures	(95,884)	30.61
Unvested balance as of December 31, 2022	690,354	$31.79
Granted	552,372	27.50
Vested	(345,887)	32.50
Forfeitures	(39,019)	29.87
Unvested balance as of December 30, 2023	857,820	$28.82
Granted	1,015,470	21.59
Vested	(440,389)	29.49
Forfeitures	(253,830)	26.14
Unvested balance as of December 28, 2024	1,179,071	$22.93

The following table summarizes PSU activity under the 2019 Plan during fiscal 2024, fiscal 2023 and fiscal 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of January 1, 2022	576,725	$36.36
Granted (1)	404,382	29.16
Adjustment for expected performance achievement (2)	423,347	31.86
Forfeitures	(72,651)	33.79
Unvested balance as of December 31, 2022	1,331,803	$32.89
Granted (1)	451,077	27.34
Adjustment for expected performance achievement (2)	432,774	28.84
Vested	(441,346)	36.84
Forfeitures	(20,319)	29.83
Unvested balance as of December 30, 2023	1,753,989	$29.50
Granted (1)	572,987	25.65
Adjustment for expected performance achievement (2)	(758,632)	27.54
Vested	(301,392)	35.45
Forfeitures	(475,068)	27.00
Unvested balance as of December 28, 2024 (3)	791,884	$27.83
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the adjustment to previously granted PSUs based on performance expectations as of the end of each respective reporting period.
(3)An additional 1,283,626 PSUs could potentially be included if the maximum performance level of 200% is reached for all PSUs outstanding as of December 28, 2024.
Share-based Compensation Expense
We recognize compensation expense for stock options, RSUs, and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the vesting of the grant is probable.
Share-based compensation expense and the related tax benefit consisted of the following (amounts in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Time-based stock options	$11	$770	$471
RSUs	12,805	11,327	14,855
PSUs	(2,300)	18,979	17,125
Dividends (1)	—	15	105
Share-based compensation expense (2)	$10,516	$31,091	$32,556
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with a recapitalization that occurred in fiscal 2018.
(2)Total recognized income tax benefit related to share-based compensation expense was $2.9 million, $8.3 million and $8.7 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Share-based compensation expense qualifying for capitalization was insignificant for each of the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022. Accordingly, no share-based compensation expense was capitalized during these years.

Stock Options
We had no unamortized compensation cost related to time-based stock options and performance-based stock options, as all awards were fully vested as of December 28, 2024.
Time-Based RSUs
Unamortized compensation expense for RSUs was $17.7 million as of December 28, 2024, which is expected to be amortized over a weighted average period of approximately 1.7 years.
Performance-Based RSUs
Unamortized compensation cost related to the expected level of achievement of unvested PSUs was $4.3 million as of December 28, 2024, which is expected to be amortized over a weighted average period of approximately 1.4 years.
Dividends
For time-based stock options and RSU share-based awards that were outstanding on the dividend date of October 22, 2018 and that vested in fiscal 2023, fiscal 2022, and fiscal 2021, we made dividend payments as these awards vested.
We paid $0.1 million of dividends during the fiscal year ended December 31, 2022, which was included in share-based compensation expense. We paid less than $0.1 million of dividends during the fiscal year ended December 30, 2023. There was no unamortized compensation cost related to future dividend payments on unvested time-based stock options and RSU share-based awards as of December 28, 2024.

NOTE 9—Retirement Plans
We make contributions to the UFCW—Northern California Employers Joint Pension Trust Fund (the "Pension Fund") and the UFCW—Benefits Trust Fund ("Benefits Fund"), each a multiemployer plan, established for the benefit of union employees at two company operated stores under the terms of a collective bargaining agreement. We currently operate under a collective bargaining agreement that expires on February 28, 2026. Minimum contributions outside of the agreed upon contractual rates are not required for the Pension Fund. Payments into the Pension Fund were $0.8 million, $0.6 million, and $0.5 million for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. We paid no surcharges to the Pension Fund.
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
The following information represents our participation in the Pension Fund for the annual period ended December 30, 2023, the latest available information from the Pension Fund. All such information is based on information we received from the Pension Fund.
The Pension Fund's Employer Identification Number is 946313554 and the Plan Number is -001. Our contributions represented less than 5% of the total contributions to the Pension Fund. Under the provisions of the Pension Protection Act (PPA) zone status, the Pension Fund was in critical and declining status during the plan year. Among other factors, generally, plans in critical status are less than 65 percent funded. In an effort to improve the Pension Fund's funding situation, the trustees adopted a rehabilitation plan on July 8, 2010 and most recently updated it on May 3, 2022. The rehabilitation plan changes the benefits for participants who retire and commence a pension on or after January 1, 2012, and changes future benefit accruals earned on or after January 1, 2012. Except in limited circumstances, the pensions of participants and beneficiaries whose pension effective date is before January 1, 2012, are not affected.
The Benefits Fund provides medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees. The majority of our contributions cover active employees and as such, may not constitute contributions to a postretirement benefit plan. However, we are unable to separate contribution amounts to the postretirement benefit part of the Benefits Fund from contribution amounts paid to the active employee part of the Benefits Fund. Payments into the Benefits Fund were $1.4 million, $1.4 million, and $1.2 million for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
For our nonunion employees, we offered the following plans during fiscal 2024, fiscal 2023 or fiscal 2022:
a.For fiscal 2022, a defined contribution retirement plan for warehouse employees, which required an annual contribution of 15% of eligible salaries. This defined contribution retirement plan was available to nonunion employees who met certain service criteria.
b.For fiscal 2022, a noncontributory profit-sharing plan for administrative personnel and, for fiscal 2023 and fiscal 2024, for administrative and warehouse personnel, in each case under which the Board may authorize an annual contribution of up to 15% of eligible salaries. This profit-sharing plan is available to nonunion employees who meet certain service criteria.
We expensed zero, $6.8 million and $6.9 million for contributions to the two plans described above in (a) and (b) for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
c.A 401(k) retirement plan for warehouse employees, which is available to those employees who meet certain service criteria.
d.A 401(k) retirement plan for administrative personnel, which is available to those employees who meet certain service criteria.
e.We are not obligated to match any employee contributions for the 401(k) retirement plans.

NOTE 10—Income Taxes
Components of income tax expense
Income before income taxes consisted entirely of income from domestic operations of $56.2 million, $104.1 million, and $75.7 million for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
The components of income tax expense consisted of the following (amounts in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Current:
Federal	$1,195	$1,051	$—
State	3,388	4,774	330
Total current	4,583	5,825	330
Deferred:
Federal	10,781	16,127	7,308
State	1,342	2,692	3,059
Total deferred	12,123	18,819	10,367
Income tax expense	$16,706	$24,644	$10,697
Statutory rate reconciliation
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Taxes at federal statutory rates	21.0%	21.0%	21.0%
State income taxes net of federal benefit	5.1%	5.4%	2.7%
Section 162(m) compensation limitation on covered employees	3.2%	2.2%	—%
Excess federal tax benefits from exercise and vest of share-based awards	(2.6)%	(3.3)%	(9.2)%
Return to provision	1.9%	(2.0)%	(1.1)%
Acquisition and integration costs(1)	1.2%	—%	—%
Other	(0.1)%	0.4%	0.7%
Effective income tax rate	29.7%	23.7%	14.1%
_______________________
(1)Represents costs related to the acquisition and integration of United Grocery Outlet. See NOTE 15—Business Combination, for additional information.

Deferred income taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred tax assets and liabilities were as follows (amounts in thousands):

	December 28, 2024	December 30, 2023
Deferred tax assets:
Accrued compensation	$2,406	$5,902
Share-based compensation expense	5,757	11,543
Merchandise inventories	7,385	6,534
Transaction costs	492	596
Lease liability obligations	331,705	308,776
Net operating loss and other carryforwards	26,269	32,299
Debt transaction costs	—	369
Accruals and reserves	10,233	5,702
Other	3,375	—
Total deferred tax assets	387,622	371,721
Deferred tax liabilities:
Prepaid expenses	(1,644)	(1,264)
Depreciation and amortization expenses	(88,499)	(85,261)
Intangible assets	(5,231)	(5,876)
Lease right-of-use assets	(288,347)	(267,696)
Goodwill	(53,379)	(48,865)
Software development costs	(6,700)	—
Other	—	(1,360)
Total deferred tax liabilities	(443,800)	(410,322)
Net deferred tax liabilities	$(56,178)	$(38,601)
We have net operating loss carryforwards of $119.6 million for federal income tax purposes, which carries forward indefinitely. There are also net operating loss carryforwards of $12.6 million for state income tax purposes, which begin to expire in 2034. Utilization of some of the federal net operating loss and state net operating loss and credit carryforward are subject to annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company believes that no such limitation has occurred through December 28, 2024.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective positive evidence was the cumulative income incurred over the three-year period ended December 28, 2024. Based on our current assessment, we anticipate it is more likely than not that we will generate sufficient taxable income to realize all of our material deferred tax assets. As such we did not record a valuation allowance against these material deferred tax assets as of December 28, 2024.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our consolidated statements of operations and comprehensive income and include accrued interest and penalties with the related income tax liability on our consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of December 28, 2024 and December 30, 2023, respectively, and do not anticipate having any material uncertain tax positions within the next 12 months.
We are subject to taxation in the United States and various state jurisdictions. As of December 28, 2024, our tax returns remain open to examination by the tax authorities for tax years 2012 to 2023 for U.S. federal and for various state jurisdictions.

NOTE 11—Related Party Transactions
Related Party Leases
As of December 28, 2024 and December 30, 2023, we leased 14 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of the Board and former Chief Executive Officer (who also served as Interim President and Chief Executive Officer for a portion of fiscal 2024), and MacGregor Read, Jr., who served as Vice Chairman of our Board until September 1, 2022, or their respective families, had a direct or indirect financial interest. As of December 28, 2024, the right-of-use assets and lease liabilities related to these properties were $38.7 million and $43.8 million, respectively. As of December 30, 2023, the right-of-use assets and lease liabilities related to these properties were $42.6 million and $47.6 million, respectively. These related parties received aggregate lease payments from us of $7.4 million, $6.8 million, and $6.8 million for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $71.0 million and $59.2 million as of December 28, 2024 and December 30, 2023, respectively. See NOTE 2—Independent Operator Notes and Independent Operator Receivables, for additional information.
NOTE 12—Commitments and Contingencies
We are involved from time to time in claims, proceedings and litigation arising in the normal course of business. We establish an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. We monitor those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjust the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, we do not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. If there is at least a reasonable possibility that a material loss will occur, we will provide disclosure regarding the contingency. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows.
See NOTE 17—Subsequent Events, for information on a federal securities class action lawsuit filed on January 30, 2025.
NOTE 13—Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Numerator
Net income and comprehensive income	$39,465	$79,437	$65,052
Denominator
Weighted-average shares outstanding - basic	98,707	98,709	96,812
Effect of dilutive options	624	1,760	2,813
Effect of dilutive RSUs and PSUs	284	362	537
Weighted-average shares outstanding - diluted (1)	99,615	100,831	100,162
Earnings per share:
Basic	$0.40	$0.80	$0.67
Diluted	$0.40	$0.79	$0.65
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

The following weighted-average common share equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Stock options	370	—	—
RSUs	691	34	98
Total	1,061	34	98
NOTE 14—Segment Information
We are a retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. We manage our business on a consolidated basis and have one reportable segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. In addition, all of our sales were made to customers located in the U.S. and all property and equipment is located in the U.S.
The chief operating decision maker ("CODM"), who is our President and Chief Executive Officer, assesses performance for the segment and decides how to allocate resources based on net income and comprehensive income, which is reported on the consolidated statements of operations and comprehensive income. The CODM uses this measure in deciding where to reinvest profits and to monitor budget versus actual results. The measure of segment assets is reported on the consolidated balance sheets as total assets.
Information for the segment, including the significant expenses regularly reviewed by the CODM, is provided in the following tables for the periods indicated (amounts in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$4,371,501	$3,969,453	$3,578,101
Less:
Cost of sales (1)	3,045,097	2,724,449	2,482,958
Commission expenses (2)	637,246	621,657	533,068
Other selling expenses (3)	266,261	200,847	196,263
General and administrative expenses (4)	209,960	177,645	160,015
Other segment items (5)	26,404	31,091	32,556
Depreciation and amortization expenses	108,206	87,982	78,251
Interest income	(8,156)	(9,746)	(3,389)
Interest expense	30,312	26,107	21,356
Loss on debt extinguishment and modification	—	5,340	1,274
Income tax expense	16,706	24,644	10,697
Net income and comprehensive income	$39,465	$79,437	$65,052
_______________________
(1)Cost of sales includes merchandise costs, inventory markdowns, inventory losses, transportation costs and distribution and warehousing costs and excludes depreciation and amortization expenses of $4.5 million, $3.3 million and $3.0 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
(2)Commission expenses represent commissions paid to IOs.
(3)Other selling expenses include occupancy for all stores, our portion of maintenance costs for IO stores, the cost of opening new IO stores and payroll, benefits, maintenance, supplies and utilities for company-operated stores.
(4)General and administrative expenses include payroll and benefits for corporate and field support, marketing and advertising, insurance and professional services and operator recruiting and training costs.
(5)Other segment items represent share-based compensation expenses and impairment of long-lived assets related to the Restructuring Plan, as defined in NOTE 16—Restructuring Plan.

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Purchases of property and equipment	$186,611	$168,990	$130,482
Investments in intangible assets and licenses	20,305	23,000	16,586
Total capital expenditures	$206,916	$191,990	$147,068
NOTE 15—Business Combination
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
Holdings is the owner of all of the issued and outstanding capital stock of The Bargain Barn, Inc., a Tennessee corporation doing business as United Grocery Outlet ("United Grocery Outlet"). United Grocery Outlet operated 40 discount grocery stores across six states in the Southeastern United States as of April 1, 2024. The acquisition provides us with the opportunity to scale in a new region and is a platform for potential future expansion in the Southeast.
We accounted for the acquisition as a business combination using the acquisition method of accounting, which requires, among other things, that we allocate the purchase consideration to the identifiable assets acquired and liabilities assumed based on their acquisition-date fair values. The fair values of the acquired assets and assumed liabilities recorded on our consolidated financial statements may be subject to adjustment pending completion of final valuation. These fair value estimates will be reevaluated and adjusted, if needed, during the measurement period of up to one year from the acquisition date, and recorded as adjustments to goodwill.
The following table summarizes the preliminary purchase price allocation as of December 28, 2024 recorded for acquired assets and assumed liabilities at the acquisition date (amounts in thousands):

Assets
Cash and cash equivalents	$2,003
Other accounts receivable	148
Merchandise inventories	14,208
Prepaid expenses and other current assets	1,794
Property and equipment, net	6,950
Operating lease right-of-use assets	35,266
Goodwill	34,790
Other assets	422
Total assets acquired	95,581

Liabilities
Trade accounts payable	3,090
Accrued and other current liabilities	434
Accrued compensation	2,693
Current lease liabilities	2,581
Income and other taxes payable	879
Deferred income tax liabilities, net	5,454
Long-term lease liabilities	17,921
Total liabilities assumed	33,052
Total net assets acquired	$62,529

The goodwill recognized reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. The goodwill will not be deductible for income tax purposes.
During the fiscal year ended December 28, 2024, we recognized $8.6 million in acquisition and integration costs related to due diligence, legal, other consulting and retention bonus expenses. Such costs were included within selling, general and administrative expenses on the consolidated statements of operations and comprehensive income.
Pro forma results are not presented as the impact of this acquisition is not material to our consolidated financial results. United Grocery Outlet's financial statements constituted 3% of net sales and less than 1% of net income and comprehensive income of the consolidated financial statement amounts as of and for the year ended December 28, 2024.
NOTE 16—Restructuring Plan
During the fourth quarter of fiscal 2024, we began to initiate a restructuring plan that is intended to improve our profitability and cash flow generation, optimize the footprint of new store growth, and lower our cost base (the "Restructuring Plan"). We currently estimate that we will incur total costs of between $52 million and $61 million, of which between $36 million and $45 million are expected to be cash expenditures. The actions under the Restructuring Plan are expected to be substantially completed by the first half of fiscal 2025. Under the Restructuring Plan:
•We have determined to terminate leases for unopened stores in suboptimal locations, 15 of which we had planned to open in fiscal 2025 and eight of which we had planned to open in fiscal 2026. We incurred $9.2 million of non-cash impairment of long-lived assets related to lease terminations in the fourth quarter of fiscal 2024, which is included in selling, general and administrative expenses. We estimate we will incur an additional $30 million to $37 million of cash lease termination expense in the first half of fiscal 2025.
•We are shifting our planned investments in our distribution infrastructure in fiscal 2025 and fiscal 2026 away from highly capital-intensive projects. We will instead invest in lower cost distribution centers for dry goods to enhance capacity and improve inventory management and overall execution. In connection with such strategy, we cancelled certain warehouse projects, resulting in $6.7 million of non-cash impairment of long-lived assets in the fourth quarter of fiscal 2024, which is included in selling, general and administrative expenses.
•We reduced headcount by approximately 40 full-time employees in the first quarter of fiscal 2025 with total cash costs incurred of $1.6 million, including employee severance, employee benefit and related costs.
•In connection with the Restructuring Plan, we estimate that we will incur cash costs of between $4.5 million and $6.5 million in legal and other professional fees in the first half of fiscal 2025.
NOTE 17—Subsequent Events
Restructuring Plan
During the first quarter of 2025, we actioned certain initiatives under the Restructuring Plan, as more fully described in NOTE 16—Restructuring Plan.
Securities Class Action Litigation
On January 30, 2025, a federal securities class action lawsuit was filed in the United States District Court in the Northern District of California against Grocery Outlet Holding Corp. and certain of its former officers on behalf of purchasers of our common stock between November 7, 2023 and May 7, 2024. The lawsuit alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or failing to disclose material adverse facts regarding our transition to new and upgraded internal systems. The lawsuit seeks remedies under the Securities Exchange Act of 1934, as amended, including an undisclosed amount of monetary damages, interest, fees and other costs. We intend to defend the lawsuit vigorously. It is reasonably possible that a loss may be incurred; however, the possible range of losses is not reasonably estimable given the pending status of the case.
See NOTE 12—Commitments and Contingencies, for additional information.

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
Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded our disclosure controls and procedures were not effective as of December 28, 2024 due to the ongoing remediation of our previously identified material weakness in our internal control over financial reporting. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.
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
In connection with this assessment, the Company’s management identified deficiencies in the design and operating effectiveness of controls in its internal control over financial reporting related to certain information technology general computer controls ("ITGCs") during fiscal 2023. The replacement of components of our enterprise resource planning system in late August 2023 led to a significant increase in the volume of transactions across user access, program change management, and IT operations for which our existing controls were not designed to address. As a result, certain of the Company’s related business controls that are dependent upon the affected ITGCs were also deemed ineffective.
As of December 28, 2024 management’s assessment concluded that the controls required to remediate the material weakness were designed and implemented appropriately, however, certain controls have not consistently operated effectively for a sufficient period of time to conclude the material weakness was remediated. We did not identify any material misstatements to the consolidated financial statements as of and for the year ended December 28, 2024 because of these control deficiencies. However, the pervasive impact of these control deficiencies to the Company's internal control over financial reporting created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent a material weakness in our internal control over financial reporting and, as such, our internal control over financial reporting was not effective as of December 28, 2024.
Deloitte & Touche LLP, an independent registered public accounting firm, who audited the fiscal 2024 consolidated financial statements included in this Form 10-K, issued an adverse report on the Company’s internal control over financial reporting reflecting this material weakness as of December 28, 2024 as stated in its report which is set forth below.

Material Weakness and Remediation Plan
We have taken steps to remediate the control deficiencies contributing to the material weakness described above. Management has redesigned certain controls and implemented additional training for user access, program change management, and information technology operations controls. Our remediation progress has also included hiring additional internal and external resources. The corrective controls were implemented during the fiscal year ending December 28, 2024, but need to continue operating effectively for a sufficient period of time to conclude the material weakness has been remediated. The remediation will thereafter be completed after management has concluded through testing that these controls have operated effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
On April 1, 2024, Grocery Outlet Inc., our wholly owned subsidiary, acquired BBGO Acquisition, Inc., a holding company that owns all of the outstanding capital stock of The Bargain Barn Inc., which does business as United Grocery Outlet (See NOTE 15—Business Combination to our Consolidated Financial Statements for additional information). United Grocery Outlet's financial statements constitute less than 1% and 1% of net and total assets, respectively, 3% of revenues, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 28, 2024. We are currently integrating United Grocery Outlet into our internal control framework and processes and, pursuant to the SEC's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal control over financial reporting as of December 28, 2024 did not include United Grocery Outlet.
Other than the remediation efforts and changes identified above, during the fiscal quarter ended December 28, 2024, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Grocery Outlet Holding Corp.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Grocery Outlet Holding Corp. and subsidiaries (the "Company") as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at United Grocery Outlet, which was acquired on April 1, 2024, and whose financial statements constitute less than 1% and 1% of net and total assets, respectively, 3% of revenues, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 28, 2024. Accordingly, our audit did not include the internal control over financial reporting at United Grocery Outlet.
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
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 28, 2024, of the Company, and this report does not affect our report on such financial statements.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 26, 2025

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
During the 13 weeks ended December 28, 2024, none of our directors or Officers (as such term is defined under Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference from sections entitled "Corporate Governance and Board Matters," "Executive Officers," "Proposals for Consideration at Annual Meeting – Proposal 1 – Election of Class III Directors," "Compensation Discussion and Analysis—Securities Trading Policy," and "Additional Information" in our definitive Proxy Statement related to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year ended December 28, 2024 (the "2025 Proxy Statement").
There were no material changes to the procedures by which stockholders may recommend nominees to our Board.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from sections entitled "Compensation Discussion and Analysis," "Named Executive Officer Compensation Tables" (excluding the information under the subheading "Pay Versus Performance"), "Corporate Governance and Board Matters – Director Compensation," and "Compensation Committee Report" in our 2025 Proxy Statement. However, the Compensation Committee Report included in such 2025 Proxy Statement shall not be deemed "filed" with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC pursuant to the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference from sections entitled "Security Ownership of Certain Beneficial Owners and Management," and "Securities Authorized for Issuance Under Equity Compensation Plans" in our 2025 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference from sections entitled "Certain Relationships and Related Party Transactions," and "Corporate Governance and Board Matters – Board of Directors – Director Independence" in our 2025 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference from the section entitled "Other Audit and Risk Committee Matters" in our 2025 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at "Item 8. Financial Statements and Supplementary Data."
2. Financial Statement Schedules
All schedules have been omitted because they are either not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is included elsewhere in this Form 10-K.
3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
2.1#	Stock Purchase Agreement, dated February 14, 2024, by and among Grocery Outlet Inc., BBGO Acquisition, Inc. the sellers party thereto, and Southvest Fund VII, L.P.	10-Q	001-38950	5/8/2024	2.1
3.1	Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	8-K	001-38950	6/10/2022	3.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	8-K	001-38950	4/8/2022	3.1
4.1	Form of Stock Certificate for Common Stock	S-1/A	333-231428	6/10/2019	4.1
4.2	Amended and Restated Stockholders Agreement by and among Grocery Outlet Holding Corp. and the other parties named therein	10-K	001-38950	3/25/2020	4.2
4.3	Description of Grocery Outlet Holding Corp.'s Securities	10-K	001-38950	3/1/2023	4.3
10.1†	Globe Holding Corp. 2014 Stock Incentive Plan	S-1/A	333-231428	5/22/2019	10.13
10.2†	Amended and Restated Time Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Eric J. Lindberg, Jr.), dated October 21, 2014	S-1/A	333-231428	5/22/2019	10.15
10.3†	Form of Performance Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Charles C. Bracher, Robert J. Sheedy, Jr., Steven K. Wilson)	S-1/A	333-231428	5/22/2019	10.16
10.4†	Form of Time Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan) (Charles C. Bracher, Robert J. Sheedy, Jr., Steven K. Wilson)	S-1/A	333-231428	5/22/2019	10.17
10.5†	Grocery Outlet Holding Corp. 2019 Incentive Plan	S-1/A	333-231428	6/10/2019	10.18
10.6†	Form of Nonqualified Option Grant and Award Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan)	S-1/A	333-231428	6/10/2019	10.19
10.7†	2021 Form of Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-K	001-38950	3/2/2021	10.32
10.8†	2021 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-K	001-38950	3/2/2021	10.33
10.9†	Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective October 2021)	10-K	001-38950	3/2/2022	10.29
10.10†	Form of Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective October 2021)	10-K	001-38950	3/2/2022	10.30
10.11†	2023 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-Q	001-38950	5/10/2023	10.8

10.12†	2024 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-Q	001-38950	5/8/2024	10.1
10.13†	Form of Restricted Stock Unit Grant Notice and Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan) (Interim CEO)	8-K	001-38950	10/30/2024	10.2
10.14†	Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (Form for Mr. Sheedy)	10-K	001-38950	3/1/2023	10.34
10.15†	Form of Restricted Stock Unit Grant and Agreement for Non-Employee Directors (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective June 2023)	10-Q	001-38950	8/9/2023	10.1
10.16†	Non-Employee Director Compensation Policy (as amended November 2, 2022 and as effective January 1, 2023)	8-K	001-38950	11/8/2022	10.2
10.17†	Non-Employee Director Compensation Policy (as amended June 3, 2024)	10-Q	001-38950	8/7/2024	10.1
10.18†	Grocery Outlet Holding Corp. Directors Deferral Plan	10-Q	001-38950	11/10/2020	10.1
10.19†	Grocery Outlet Holding Corp. Executive Severance Plan	10-Q	001-38950	11/10/2020	10.2
10.20†	Grocery Outlet Inc. 2019 Annual Incentive Plan (Amended and Restated Effective August 24, 2023)	10-Q	001-38950	11/8/2023	10.1
10.21†	Employment Agreement, effective January 1, 2023, by and among Robert J. Sheedy, Jr., Grocery Outlet Inc. and Grocery Outlet Holding Corp.	8-K	001-38950	11/8/2022	10.1
10.22†	Consulting Agreement, dated February 29, 2024, by and between Charles C. Bracher and Grocery Outlet Inc.	8-K	001-38950	3/1/2024	10.1
10.23†	Amendment to Consulting Agreement, dated as of September 1, 2024, by and between Charles C. Bracher and Grocery Outlet Inc.	10-Q	001-38950	11/6/2024	10.1
10.24†	Interim Chief Executive Officer Agreement, dated October 29, 2024, by and between Eric J. Lindberg, Jr., Grocery Outlet Holding Corp. and Grocery Outlet Inc.	8-K	001-38950	10/30/2024	10.1
10.25†	Form of Indemnification Agreement between Grocery Outlet Holding Corp. and directors and executive officers of Grocery Outlet Holding Corp.	S-1/A	333-231428	6/10/2019	10.31
10.26	Credit Agreement, dated as of February 21, 2023, by and among Grocery Outlet Holding Corp., the Lenders and Letter of Credit Issuers from time to time party thereto, and Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swingline Lender., the Lenders and Letter of Credit Issuers from time to time party thereto, and Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swingline Lender.	8-K	001-38950	2/23/2023	10.1
10.27	Pledge and Security Agreement, dated as of February 21, 2023, among Grocery Outlet Holding Corp., the subsidiaries of Grocery Outlet Holding Corp. from time to time party thereto and Bank of America, N.A., as Collateral Agent	10-Q	001-38950	5/10/2023	10.2
10.28	Copyright Security Agreement, dated as of February 21, 2023, among Grocery Outlet Inc. and Bank of America, N.A., as Collateral Agent	10-Q	001-38950	5/10/2023	10.3
10.29	Trademark Security Agreement, dated as of February 21, 2023, among Grocery Outlet Inc. and Bank of America, N.A., as Collateral Agent	10-Q	001-38950	5/10/2023	10.4
10.30	Guarantee, dated as of February 21, 2023, among Grocery Outlet Holding Corp., the subsidiaries of Grocery Outlet Holding Corp. from time to time party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent	10-Q	001-38950	5/10/2023	10.5
19*	Grocery Outlet Securities Trading Policy (Revised August 24, 2023)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte and Touche LLP

24.1*	Power of Attorney (incorporated by reference to the signature page to this Form 10-K)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	Grocery Outlet Holding Corp. Incentive Compensation Clawback Policy	10-K	001-38950	2/28/2024	97.1
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Extension Definition Linkbase Document
101.LAB*	Inline XBRL Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and included as Exhibit 101.
____________________________________

#	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish any omitted schedules or exhibits upon the request of the SEC.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**
Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grocery Outlet Holding Corp.

Date:	February 26, 2025	By:	/s/ Jason Potter
Jason Potter President and Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitute and appoint Jason Potter, Christopher M. Miller and Luke D. Thompson, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Potter	President and Chief Executive Officer; Director (Principal Executive Officer)	February 26, 2025
Jason Potter

/s/ Christopher M. Miller	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Christopher M. Miller

/s/ Lindsay E. Gray	Senior Vice President, Accounting (Principal Accounting Officer)	February 26, 2025
Lindsay E. Gray

/s/ Eric J. Lindberg, Jr.	Chairman of the Board	February 26, 2025
Eric J. Lindberg, Jr.

/s/ Erik D. Ragatz	Lead Independent Director	February 26, 2025
Erik D. Ragatz

/s/ Kenneth W. Alterman	Director	February 26, 2025
Kenneth W. Alterman

/s/ John E. Bachman	Director	February 26, 2025
John E. Bachman

/s/ Mary Kay Haben	Director	February 26, 2025
Mary Kay Haben

/s/ Thomas F. Herman	Director	February 26, 2025
Thomas F. Herman

/s/ Carey F. Jaros	Director	February 26, 2025
Carey F. Jaros

/s/ Gail Moody-Byrd	Director	February 26, 2025
Gail Moody-Byrd

/s/ Jeffrey R. York	Director	February 26, 2025
Jeffrey R. York