Form 10-Q
period 2025-03-29
Grocery Outlet Holding Corp.
filed 2025-05-07
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 1, 2025, the registrant had 98,034,554 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q" or "report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, the opening of new stores and new store growth, costs and benefits associated with the Restructuring Plan, the integration of United Grocery Outlet, our enterprise resource planning system project and impacts, the remediation plan of our material weakness, business and market trends, macroeconomic and geopolitical conditions, our private label program, our share of the excess inventory market, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 ("2024 Form 10-K"), and as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"). We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 29, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$50,910	$62,828
Independent operator receivables and current portion of independent operator notes, net of allowance $8,705 and $5,770	15,834	16,051
Other accounts receivable, net of allowance $5 and $9	5,472	4,166
Merchandise inventories	386,170	394,152
Prepaid expenses and other current assets	26,524	26,701
Total current assets	484,910	503,898
Independent operator notes and receivables, net of allowance $12,906 and $12,709	38,094	36,441
Property and equipment, net	786,174	750,423
Operating lease right-of-use assets	1,093,355	1,014,678
Intangible assets, net	79,951	78,778
Goodwill	782,835	782,734
Other assets	6,118	6,869
Total assets	$3,271,437	$3,173,821
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$193,826	$175,871
Accrued and other current liabilities	70,696	55,240
Accrued compensation	22,408	19,687
Current portion of long-term debt	16,875	15,000
Current lease liabilities	73,979	72,905
Income and other taxes payable	10,909	10,921
Total current liabilities	388,693	349,624
Long-term debt, net	458,851	462,502
Deferred income tax liabilities, net	50,350	56,178
Long-term lease liabilities	1,191,620	1,106,219
Other long-term liabilities	2,344	1,914
Total liabilities	2,091,858	1,976,437
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 98,005,068 and 97,262,557 shares issued and outstanding, respectively	98	97
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	821,369	815,858
Retained earnings	358,112	381,429
Total stockholders' equity	1,179,579	1,197,384
Total liabilities and stockholders' equity	$3,271,437	$3,173,821
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Net sales	$1,125,567	$1,036,944
Cost of sales	783,122	732,999
Gross profit	342,445	303,945
Selling, general and administrative expenses	331,078	303,382
Restructuring charges	33,875	—
Operating (loss) income	(22,508)	563
Interest expense, net	6,520	3,176
Loss before income taxes	(29,028)	(2,613)
Income tax benefit	(5,711)	(1,588)
Net loss and comprehensive loss	$(23,317)	$(1,025)
Basic net loss per share	$(0.24)	$(0.01)
Diluted net loss per share	$(0.24)	$(0.01)
Weighted average shares outstanding:
Basic	97,521	99,520
Diluted	97,521	99,520
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2024	97,262,557	$97	$815,858	$381,429	$1,197,384
Exercise and vesting of share-based awards	742,511	1	53	—	54
Share-based compensation expense	—	—	5,458	—	5,458
Net loss and comprehensive loss	—	—	—	(23,317)	(23,317)
Balance at March 29, 2025	98,005,068	$98	$821,369	$358,112	$1,179,579
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2023	99,223,863	$99	$877,276	$341,964	$1,219,339
Exercise and vesting of share-based awards	1,124,005	1	3,441	—	3,442
Share-based compensation expense	—	—	8,142	—	8,142
Repurchase of common stock	(200,803)	—	(5,325)	—	(5,325)
Net loss and comprehensive loss	—	—	—	(1,025)	(1,025)
Balance at March 30, 2024	100,147,065	$100	$883,534	$340,939	$1,224,573
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net loss	$(23,317)	$(1,025)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	24,977	20,955
Amortization of intangible and other assets	4,920	3,934
Amortization of debt issuance costs and debt discounts	228	228
Non-cash rent	2,163	922
Impairment of long-lived assets	1,728	—
Share-based compensation	5,458	8,142
Provision for independent operator and other accounts receivable reserves	3,283	583
Deferred income taxes	(5,828)	(1,692)
Other	143	364
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(2,627)	1,241
Merchandise inventories	7,982	(12,737)
Prepaid expenses and other assets	448	2,305
Income and other taxes payable	(12)	532
Trade accounts payable	16,916	13,753
Accrued and other liabilities	14,748	(17,825)
Accrued compensation	2,620	(13,360)
Operating lease liabilities	5,108	1,521
Net cash provided by operating activities	58,938	7,841
Cash flows from investing activities:
Advances to independent operators	(4,329)	(3,132)
Repayments of advances from independent operators	931	1,503
Purchases of property and equipment	(60,452)	(46,266)
Investments in intangible assets and licenses	(4,834)	(2,992)
Net cash used in investing activities	(68,684)	(50,887)
Cash flows from financing activities:
Proceeds from exercise of stock options	53	3,442
Proceeds from revolving credit facility	20,000	—
Principal payments on revolving credit facility	(20,000)	—
Principal payments on senior term loan due 2028	(1,875)	(1,875)
Principal payments on finance leases	(350)	(382)
Repurchase of common stock	—	(6,241)
Net cash used in financing activities	(2,172)	(5,056)
Net decrease in cash and cash equivalents	(11,918)	(48,102)
Cash and cash equivalents at beginning of period	62,828	114,987
Cash and cash equivalents at end of period	$50,910	$66,885
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. As of March 29, 2025, we had 543 stores throughout California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Maryland, Nevada, North Carolina, New Jersey, Ohio, Georgia, Alabama, Delaware, Kentucky and Virginia.
Fiscal Year and Quarters — We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ended January 3, 2026 (“fiscal 2025”) and December 28, 2024 ("fiscal 2024") consist of 53 weeks and 52 weeks, respectively. References to the first quarter of fiscal 2025 and the first quarter of fiscal 2024 refer to the 13 weeks ended March 29, 2025 and March 30, 2024, respectively.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") for interim reporting. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2024 (the "2024 Form 10-K"). The condensed consolidated balance sheet as of December 28, 2024 included herein has been derived from those audited consolidated financial statements.
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
There were no assets or liabilities measured at fair value on a recurring basis as of March 29, 2025 or December 28, 2024. Generally, long-lived assets are recorded at fair value on a non-recurring basis after the asset has been impaired. As of March 29, 2025 and December 28, 2024, certain long-lived assets were determined to be impaired and as such were measured at fair value at the time of the impairment determination. For the 13 weeks ended March 29, 2025, we recognized $1.7 million of impairment of long-lived assets resulting from the Restructuring Plan, as defined in Note 12. See "Property and Equipment" and "Goodwill and Other Intangible Assets" within NOTE 1—Organization and Summary of Significant Accounting Policies in our 2024 Form 10-K for additional information. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the 13 weeks ended March 29, 2025.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	March 29, 2025		December 28, 2024
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Senior term loan (Level 2)	$285,726	$286,875	$287,502	$288,750
Revolving credit facility (Level 2)	$190,000	$190,000	$190,000	$190,000
_______________________
(1)The carrying amounts of the senior term loan as of March 29, 2025 and December 28, 2024 were net of debt issuance costs of $1.1 million and $1.2 million, respectively.
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
We did not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of March 29, 2025 and December 28, 2024.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $3.0 million and $4.1 million as of March 29, 2025 and December 28, 2024, respectively. Breakage amounts were immaterial for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Perishable (1)	$430,745	$380,265
Non-perishable (2)	694,822	656,679
Total net sales	$1,125,567	$1,036,944
_______________________
(1)    Perishable departments include dairy and deli; produce and floral; and fresh meat and seafood.
(2)    Non-perishable departments include non-perishable grocery; frozen foods; beer and wine; health and beauty care; and general merchandise.
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
We had 502, 491 and 472 stores operated by IOs as of March 29, 2025, December 28, 2024 and March 30, 2024, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the independent operator agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.

As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $1.1 billion and $1.0 billion for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in selling, general and administrative expenses. IO commissions were $161.7 million and $160.8 million for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively. IO commissions of $9.5 million and $5.6 million were included in accrued and other current liabilities as of March 29, 2025 and December 28, 2024, respectively.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $75.5 million and $71.0 million, gross, as of March 29, 2025 and December 28, 2024, respectively. See Note 2 for additional information.
Recently Adopted Accounting Standards
No recently adopted accounting pronouncements had a material effect on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
ASU No. 2023-09 — In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"). ASU 2023-09 requires public entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact on our consolidated financial statements and disclosures.
ASU No. 2024-03 — In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 requires public entities to disclose, in the notes to financial statements, specified information about certain costs and expenses, including the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each expense caption presented on the face of the income statement, a qualitative description of the amounts remaining in these expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses and an entity's definition of selling expenses. ASU 2024-03, as clarified by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Further, the amendments in ASU 2024-03 should be applied either prospectively or retrospectively. We are currently evaluating the impact on our consolidated financial statements and disclosures.

Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 4.50% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $3.3 million and $3.0 million as of March 29, 2025 and December 28, 2024, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of March 29, 2025 or December 28, 2024. Notes and receivables from our IOs participating in our Temporary Commission Adjustment Program ("TCAP"), as detailed below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from IOs and the related allowances as of March 29, 2025 and December 28, 2024 consisted of the following (amounts in thousands):

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
March 29, 2025
Independent operator notes	$49,711	$(330)	$(11,629)	$37,752	$1,775	$35,977
Independent operator receivables	25,828	(8,375)	(1,277)	16,176	14,059	2,117
Total	$75,539	$(8,705)	$(12,906)	$53,928	$15,834	$38,094

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
December 28, 2024
Independent operator notes	$46,917	$(368)	$(11,454)	$35,095	$471	$34,624
Independent operator receivables	24,054	(5,402)	(1,255)	17,397	15,580	1,817
Total	$70,971	$(5,770)	$(12,709)	$52,492	$16,051	$36,441

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Beginning balance	$18,479	$16,151
Provision for IO notes and IO receivables reserves	3,283	553
Write-off of uncollectible IO notes and IO receivables	(151)	(697)
Ending balance	$21,611	$16,007
The following table presents the outstanding gross balance of IO notes by fiscal year of origination and credit quality indicator as of March 29, 2025 (amounts in thousands):

	Fiscal Year of Origination
Credit Quality Indicator	2025 (YTD)	2024	2023	2022	2021	Prior	Total
TCAP	$955	$3,458	$4,110	$5,112	$1,603	$2,538	$17,776
Non-TCAP	1,826	4,574	4,129	4,175	3,838	3,922	22,464
New store	2,835	6,024	612	—	—	—	9,471
Total	$5,616	$14,056	$8,851	$9,287	$5,441	$6,460	$49,711
TCAP IO Notes
Notes of IOs participating in our TCAP represented 47.4% and 49.1% of total IO note balances as of March 29, 2025 and December 28, 2024, respectively.
A total of $1.1 million of IO notes were added into our TCAP during the 13 weeks ended March 29, 2025. The weighted average contractual interest rate of these IO notes was 4.50% as of March 29, 2025, a reduction from the standard rate of 9.95%. In addition, $0.7 million of IO notes were transferred from TCAP to Non-TCAP during the 13 weeks ended March 29, 2025.
Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	March 29, 2025	December 28, 2024
2023 Credit Agreement:
Senior term loan due 2028	$286,875	$288,750
Revolving credit facility	190,000	190,000
Long-term debt, gross	476,875	478,750
Less: Unamortized debt issuance costs	(1,149)	(1,248)
Long-term debt, less unamortized debt issuance costs	475,726	477,502
Less: Current portion	(16,875)	(15,000)
Long-term debt, net	$458,851	$462,502
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
Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio. As of March 29, 2025, interest on borrowings under the credit facilities was based on Term SOFR with interest periods ranging from one month to six months. The applicable margin was 2.25% on all borrowings.
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
Senior Term Loan due 2028
The senior term loan under the 2023 Credit Agreement matures on February 21, 2028 and had an interest rate of 6.65% as of March 29, 2025.
Revolving Credit Facility
The aggregate outstanding principal balance under the revolving credit facility, which matures on February 21, 2028, was $190.0 million as of March 29, 2025 and December 28, 2024. As of March 29, 2025, we had $4.5 million of outstanding letters of credit and $205.5 million of remaining borrowing capacity available under the revolving credit facility, which matures on February 21, 2028. Borrowings under the revolving credit facility had interest rates ranging from 6.59% to 6.65% as of March 29, 2025.
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
As of March 29, 2025, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.

Schedule of Principal Maturities
Principal maturities of debt as of March 29, 2025 are as follows (amounts in thousands):

Remainder of fiscal 2025	$13,125
Fiscal 2026	15,000
Fiscal 2027	15,000
Fiscal 2028	433,750
Fiscal 2029 and thereafter	—
Total	$476,875
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Interest on loans	$7,997	$5,678
Amortization of debt issuance costs and debt discounts	228	228
Interest on finance leases	59	95
Interest income	(1,290)	(2,492)
Capitalized interest	(474)	(333)
Interest expense, net	$6,520	$3,176
Note 4. Stockholders' Equity
Share Repurchase Program
In November 2021, our Board of Directors (the "Board") approved a share repurchase program (the "2021 Share Repurchase Program"). This program, which was effective November 5, 2021 and without an expiration date, authorized us to repurchase up to $100.0 million of our outstanding common stock utilizing a variety of methods including open-market purchases, accelerated share repurchase programs, privately negotiated transactions, structured repurchase transactions and under a Rule 10b5-1 plan (which would permit shares to be repurchased when we might otherwise be precluded from doing so under securities laws). Any repurchased shares were constructively retired and returned to an unissued status.
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

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Shares repurchased	—	200,803
Amount repurchased (1)	$—	$5,326
Average repurchase price per share	$—	$26.52
_______________________
(1)Includes commissions for the shares repurchased during the 13 weeks ended March 30, 2024.
As of March 29, 2025, we had $100.0 million of repurchase authority remaining under the 2024 Share Repurchase Program.

Note 5. Share-based Awards
For a discussion of our share-based incentive plans, refer to Note 8 of our 2024 Form 10-K.
Share-based Award Activity
During the 13 weeks ended March 29, 2025, we granted time-based stock options, which have a ten-year term and vest in annual installments over a three-year period, subject to continued employment. In addition, during the 13 weeks ended March 29, 2025, we granted a one-time, special new hire stock option award with a ten-year term to our President and Chief Executive Officer. Under this award, one-third of such stock options vest and become exercisable three years after the grant date, subject to continued employment. The remaining two-thirds of those stock options vest based upon the achievement of certain price targets of the Company's common stock during the three-year period following the grant date. Any options that vest based on achievement of stock price targets, regardless of when such options vest, will not be exercisable until the third anniversary of the grant date, subject to the recipient's continued employment at that time.
The fair value of stock option grants is determined on the grant date. For time-based stock options, a Black-Scholes valuation model is used to estimate the fair value of the awards. For market-based stock options, a Monte Carlo simulation model is used to estimate the fair value of the awards. Time-based stock options and market-based stock options granted during the 13 weeks ended March 29, 2025 had grant date fair values per share of $5.67 and $4.65, respectively.
We determine the input assumptions for the Black-Scholes stock option valuation model as follows:
•Expected term — The expected term represents the period that a stock option award is expected to be outstanding. We have limited historical exercise data from which to derive expected term input assumptions. Consequently, we calculate the expected term using the SEC simplified method whereby the expected term of a stock option award is equal to the average of the award's contractual term and vesting term.
•Volatility — We have limited historical data from which to derive stock price volatility input assumptions. Consequently, we estimate stock price volatility for our common stock by using a time-weighted average methodology, placing proportional weight on our volatility over our full trading history and the average volatility of industry peers over the expected term. Industry peers consist of several public companies in our industry which are of similar size, complexity and stage of development.
•Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield curve on a stock option award's grant date. Maturities that approximate the expected term of the stock option award were used to interpolate the risk-free rate.
•Dividend yield — Dividend yield is assumed to be zero as we have not historically paid and do not expect to pay cash dividends on our common shares issued.
The grant date fair value of time-based stock options awarded during the 13 weeks ended March 29, 2025 was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

13 Weeks Ended
March 29, 2025
Exercise price	$11.87
Volatility	42.9% to 43.3%
Risk-free interest rate	4.0% to 4.1%
Dividend yield	—%
Expected term (in years)	6.00 to 6.50

The following table summarizes stock option activity under all equity incentive plans during the 13 weeks ended March 29, 2025:

	Time-Based Stock Options		Market-Based and Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 28, 2024	879,357	$19.98	99,384	$10.25
Granted	1,272,170	11.87	166,667	11.87
Exercised	(3,850)	7.13	(5,050)	4.98
Forfeitures	(183,490)	21.91	—	—
Options outstanding as of March 29, 2025	1,964,187	$14.57	261,001	$11.39
Options vested and exercisable as of March 29, 2025	692,017	$19.54	94,334	$10.54
The following table summarizes time-based restricted stock unit ("RSU") activity under all equity incentive plans during the 13 weeks ended March 29, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 28, 2024	1,179,071	$22.93
Granted	1,089,248	11.87
Vested	(401,191)	24.49
Forfeitures	(277,806)	16.38
Unvested balance as of March 29, 2025	1,589,322	$16.10
The following table summarizes performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the 13 weeks ended March 29, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 28, 2024	791,884	$27.83
Granted (1)	904,419	11.87
Adjustment for expected performance achievement (2)	62,626	27.29
Vested	(320,407)	29.18
Forfeitures	(14,749)	26.69
Unvested balance as of March 29, 2025 (3)	1,423,773	$17.38
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the year-to-date adjustment to previously granted PSUs based on performance expectations as of March 29, 2025.
(3)Up to an additional 1,760,434 PSUs could potentially be included if the performance level achievement exceeds 100% (with 200% being the maximum performance level achievement).

Share-based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the achievement of the grant's service or performance vesting requirements is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Time-based stock options	$191	$9
Market-based and performance-based stock options	20	—
RSUs	2,923	3,236
PSUs	2,324	4,897
Share-based compensation expense	$5,458	$8,142
Note 6. Income Taxes
Our income tax benefit and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Income tax benefit	$(5,711)	$(1,588)
Effective income tax rate	19.7%	60.8%
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective fiscal quarter. During each interim period, we update the estimated annual effective tax rate. The change in our effective income tax rate for the 13 weeks ended March 29, 2025 compared to the 13 weeks ended March 30, 2024 was primarily driven by excess tax expense from the exercise and vesting of certain stock compensation awards during the 13 weeks ended March 29, 2025 and excess tax benefits related to the exercise and vesting of certain stock compensation awards during the 13 weeks ended March 30, 2024.
Our effective income tax rate for the 13 weeks ended March 29, 2025 was lower than the combined U.S. federal and state statutory income tax rates primarily due to a pretax book loss, partially offset by excess tax expense related to the exercise and vesting of certain stock compensation awards and non-deductible executive compensation under Internal Revenue Code Section 162(m).
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our condensed consolidated statements of operations and comprehensive income (loss) and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of March 29, 2025 and December 28, 2024, respectively.

Note 7. Related Party Transactions
Related Party Leases
As of March 29, 2025 and March 30, 2024, we leased 14 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of the Board and former Chief Executive Officer (who also served as Interim President and Chief Executive Officer for a portion of fiscal 2024 and the 13 weeks ended March 29, 2025), or his family, had a direct or indirect financial interest. As of March 29, 2025, the right-of-use assets and lease liabilities related to these properties were $47.6 million and $52.7 million, respectively. As of December 28, 2024, the right-of-use assets and lease liabilities related to these properties were $38.7 million and $43.8 million, respectively. These related parties received aggregate lease payments from us of $1.9 million and $1.8 million for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $75.5 million and $71.0 million as of March 29, 2025 and December 28, 2024, respectively. See Note 2 for additional information.
Note 8. Commitments and Contingencies
From time to time, we may be a party to legal proceedings that arise in the ordinary course of business, some of which may be covered by insurance. We establish an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. We monitor those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjust the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, we do not establish an accrual, but will continue to monitor the matter for developments that could make the loss contingency both probable and reasonably estimable. If there is at least a reasonable possibility that a material loss will occur, we will provide disclosure regarding the contingency. Except as disclosed below, management believes that we do not have any pending legal proceedings that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows.
On January 30, 2025, a federal securities class action lawsuit, captioned Liberato v. Grocery Outlet Holding Corp., et al., Case No. 25-cv-00957, was filed in the United States District Court in the Northern District of California against Grocery Outlet Holding Corp. and certain of its former officers on behalf of purchasers of our common stock between November 7, 2023 and May 7, 2024 (the “Liberato Lawsuit”). On March 28, 2025, a second and related federal securities class action lawsuit, captioned Cavanaugh v. Grocery Outlet Holding Corp., et al., Case No. 25-cv-2886, was filed in the United States District Court in the Northern District of California against the same defendants on behalf of purchasers of our common stock between August 8, 2023 and October 29, 2024 (the “Cavanaugh Lawsuit,” and together with the Liberato Lawsuit, the “Class Action Lawsuits”). The Class Action Lawsuits allege that the defendants violated federal securities laws by making materially false and misleading statements and/or failing to disclose material adverse facts regarding our transition to new and upgraded internal systems. The Class Action Lawsuits seek remedies under the Securities Exchange Act of 1934, as amended, including an undisclosed amount of monetary damages, interest, fees and other costs. On March 31, 2025, the plaintiff who filed the Cavanaugh Lawsuit filed a motion to consolidate both actions and to be appointed as lead plaintiff. We intend to defend these matters vigorously.
On April 28, 2025, a federal stockholder derivative lawsuit, captioned Conners v. Sheedy, et al., Case No. 25-cv-03697, was filed in the United States District Court in the Northern District of California against certain of the Company’s directors and two of its former officers purportedly on behalf of the Company. On May 2, 2025, a second federal stockholder derivative lawsuit, captioned Jackson v. Lindberg, et. al., Case No. 25-cv-03843, was filed in the United States District Court in the Northern District of California against certain of the Company’s directors and two of its former officers purportedly on behalf of the Company. These stockholder derivative lawsuits are collectively referred to as the “Derivative Lawsuits.” The Derivative Lawsuits allege claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and for violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, based on similar allegations to those at issue in the Class Action Lawsuits. The Derivative Lawsuits seek, among other relief, undisclosed damages, restitution, fees and other costs, and the institution of corporate governance reforms.
It is reasonably possible that a loss may be incurred in connection with either or both the Class Action Lawsuits or the Derivative Lawsuits; however, the possible range of losses is not reasonably estimable.

Note 9. Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share (amounts in thousands, except per share data):

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Numerator
Net loss and comprehensive loss	$(23,317)	$(1,025)
Denominator
Weighted-average shares outstanding – basic and diluted (1)(2)	97,521	99,520
Net loss per share:
Basic	$(0.24)	$(0.01)
Diluted	$(0.24)	$(0.01)
_______________________
(1)We are required to include in diluted weighted-average shares outstanding contingently issuable shares that would be exercisable or issued, assuming the end of our reporting period was the end of the relevant market-based option award or PSU award contingency period.
(2)There is no difference in the weighted-average shares outstanding used in the above calculations due to the Company's net loss for the periods presented.
The following weighted-average common share equivalents were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Stock options	1,149	1,136
RSUs and PSUs	1,054	895
Total	2,203	2,031

Note 10. Segment Information
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
The chief operating decision maker ("CODM"), who is our President and Chief Executive Officer, assesses performance for the segment and decides how to allocate resources based on net income (loss) and comprehensive income (loss), which is reported on the condensed consolidated statements of operations and comprehensive income (loss). The CODM uses this measure in deciding where to reinvest profits and to monitor budget versus actual results. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
Information for the segment, including the significant expenses regularly reviewed by the CODM, is provided in the following tables for the periods indicated (amounts in thousands):

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Net sales	$1,125,567	$1,036,944
Less:
Cost of sales (1)	781,769	732,141
Commission expenses (2)	161,720	160,790
Other selling expenses (3)	74,530	56,004
General and administrative expenses (4)	60,826	54,415
Restructuring charges (5)	33,875	—
Other segment items (6)	5,458	8,142
Depreciation and amortization expenses	29,897	24,889
Interest income	(1,764)	(2,825)
Interest expense	8,284	6,001
Income tax benefit	(5,711)	(1,588)
Net loss and comprehensive loss	$(23,317)	$(1,025)
_______________________
(1)Cost of sales includes merchandise costs, inventory markdowns, inventory losses, transportation costs and distribution and warehousing costs and excludes depreciation and amortization expenses of $1.4 million and $0.9 million for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively.
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
(5)Restructuring charges include lease termination costs, non-cash impairment and disposal of long-lived assets, employee severance and benefit costs and legal, professional and other costs related to the Restructuring Plan, as defined in Note 12.
(6)Other segment items represents share-based compensation expenses.

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Purchases of property and equipment	$60,452	$46,266
Investments in intangible assets and licenses	4,834	2,992
Total capital expenditures	$65,286	$49,258

Note 11. Business Combination
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
We accounted for the acquisition as a business combination using the acquisition method of accounting, which requires, among other things, that we allocate the purchase consideration to the identifiable assets acquired and liabilities assumed based on their acquisition-date fair values. The fair values of the acquired assets and assumed liabilities recorded on our condensed consolidated financial statements were subject to adjustment during the measurement period of up to one year from the acquisition date. As of March 29, 2025, the valuation of the acquired assets and assumed liabilities has been completed.
The following table summarizes the purchase price allocation as of March 29, 2025 recorded for acquired assets and assumed liabilities at the acquisition date (amounts in thousands):

Assets
Cash and cash equivalents	$2,003
Other accounts receivable	148
Merchandise inventories	14,208
Prepaid expenses and other current assets	1,794
Property and equipment, net	6,950
Operating lease right-of-use assets	35,266
Goodwill	34,891
Other assets	422
Total assets acquired	95,682

Liabilities
Trade accounts payable	3,090
Accrued and other current liabilities	536
Accrued compensation	2,693
Current lease liabilities	2,581
Income and other taxes payable	879
Deferred income tax liabilities, net	5,454
Long-term lease liabilities	17,921
Total liabilities assumed	33,154
Total net assets acquired	$62,528
The goodwill recognized reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. The goodwill will not be deductible for income tax purposes.
During the 13 weeks ended March 29, 2025, we recognized $0.3 million in acquisition and integration costs related to legal, retention bonus and other consulting expenses. Such costs were included within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).
Pro forma results are not presented as the impact of this acquisition is not material to our condensed consolidated financial results.

Note 12. Restructuring Plan
We initiated a restructuring plan during the fourth quarter of fiscal 2024, with continuing implementation in fiscal 2025, intended to improve our long-term profitability, cash flow generation and return on invested capital, optimize the footprint of new store growth, and lower our cost base (the "Restructuring Plan"). Under the Restructuring Plan:
•We determined to terminate a total of 28 leases for unopened stores in suboptimal locations which we had planned to open in the next several years. The scope of store lease terminations has been expanded by five additional stores from the 23 stores determined as of fiscal 2024.
•We have shifted our planned investments in our distribution infrastructure in fiscal 2025 and fiscal 2026 away from highly capital-intensive projects. We have instead, and plan to continue to, invest in lower cost distribution centers for dry goods to enhance capacity and improve inventory management and overall execution. During the first quarter of fiscal 2025, we cancelled certain warehouse projects in connection with such strategy.
•We reduced headcount by approximately 40 full-time employees in the first quarter of fiscal 2025.
The following table summarizes charges incurred related to the Restructuring Plan for the 13 weeks ended March 29, 2025 and for the cumulative-to-date period ended March 29, 2025 since the initiation of the Restructuring Plan (in thousands):

	13 Weeks Ended (1)	Cumulative (2)
	March 29, 2025	March 29, 2025
Cash restructuring charges:
Lease termination costs	$29,093	$29,093
Employee severance and benefit costs	1,532	1,532
Legal, professional and other costs	1,522	1,522
Total cash restructuring costs	32,147	32,147
Non-cash impairment and disposal of long-lived assets	1,728	17,616
Total restructuring charges	$33,875	$49,763
_______________________
(1)All costs incurred related to the Restructuring Plan during the 13 weeks ended March 29, 2025, are included in Restructuring charges on the condensed consolidated statements of operations and comprehensive income (loss).
(2)Cumulative-to-date since the initiation of the Restructuring Plan during the fourth quarter of fiscal 2024.
As of March 29, 2025, we estimate that we will incur total costs under the Restructuring Plan of between $59 million and $61 million, of which between $40 million and $42 million are expected to be cash expenditures. The estimated total costs include charges incurred cumulative-to-date since the initiation of the Restructuring Plan, along with an additional $8 million to $10 million of cash lease termination costs and $1 million of non-cash charges for asset disposals estimated to be incurred in the second quarter of fiscal 2025. The actions under the Restructuring Plan are expected to be substantially completed by the first half of fiscal 2025.
The following table summarizes the restructuring liability activity for the Restructuring Plan during the 13 weeks ended March 29, 2025 (in thousands):

	Lease Termination Costs	Employee Severance and Benefit Costs	Legal, Professional and Other Costs	Total
Balance at December 28, 2024	$—	$—	$—	$—
Cash restructuring charges	29,093	1,532	1,522	32,147
Cash payments	(23,383)	(1,462)	(341)	(25,186)
Balance at March 29, 2025	$5,710	$70	$1,181	$6,961

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q" or “report"), and the audited consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2024 Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other sections of this report. See "Special Note Regarding Forward-Looking Statements" in this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ended January 3, 2026 (“fiscal 2025”) and December 28, 2024 ("fiscal 2024") consist of 53 weeks and 52 weeks, respectively. References to the first quarter of fiscal 2025 and the first quarter of fiscal 2024 refer to the 13 weeks ended March 29, 2025 and March 30, 2024, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Our Grocery Outlet stores are primarily run by entrepreneurial independent operators ("IOs") who create a neighborhood feel through personalized customer service and a localized product offering. As of March 29, 2025, we had 543 stores in California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Maryland, Nevada, North Carolina, New Jersey, Ohio, Georgia, Alabama, Delaware, Kentucky and Virginia.
Recent Trends and Developments
The extent of the continuing impact of the factors set forth below on our operational and financial performance will depend on many factors, including certain factors outside of our control.
Macroeconomic Conditions. Over the past several years, our business has been and continues to be impacted by macroeconomic conditions including supply chain and labor challenges, inflation and subsequent disinflation, tariffs, and changes in consumer behavior, and our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. Tariffs, such as those recently implemented or proposed by the U.S. government on goods imported from China and certain other countries, may result in cost increases on some of the products we sell, such as fresh meat and general merchandise that we import from impacted countries, as well as the materials and supplies we use for store construction. Tariffs may also negatively affect consumer sentiment. While we are still evaluating the potential impact of these tariffs, the short-term impact of price increases due to tariffs is largely dependent on our ability to negotiate with suppliers, opportunities to change sources of supply, our assortment decisions and whether or not we pass the effects through to our customers, which will largely depend upon competitive market conditions. It is reasonably possible that new or additional tariffs will be periodically announced given the current global trade environment. Sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of tensions between the U.S. and its trading partners has and could continue to adversely impact the stability of global financial markets and result in a global economic slowdown and long-term changes to global trade, which could in turn have a material adverse impact on our business and financial condition.
Pricing Competition. During the last few years we have observed an increase in promotional and pricing activities from key competitors, putting further pressure on our relative value proposition, which in turn, has resulted in our increased efforts to actively negotiate costs and adjust prices to sharpen our value proposition.
Restructuring Plan. While we continue to believe in our long-term growth potential, we reviewed our strategic initiatives and priorities in late fiscal 2024 and determined to simplify our near-term growth strategy in order to build a stronger foundation from which to scale in the future and to drive sustainable and disciplined growth. As a result, we initiated a restructuring plan during the fourth quarter of fiscal 2024, with continuing implementation in fiscal 2025, intended to improve our long-term profitability, cash flow generation and return on invested capital, optimize the footprint of new store growth, and lower our cost base (the "Restructuring Plan").

The Restructuring Plan includes the activities set forth below:
•We are optimizing new store growth in the next several years to increase efficiencies for distribution and optimize brand awareness and marketing. Specifically, we have narrowed our focus on our future new store openings to target existing markets and a smaller set of high-priority adjacent new markets to improve new store sales productivity and return on invested capital. As such we have determined to terminate a total of 28 leases for unopened stores in suboptimal locations which we had planned to open in the next several years, as expanded in scope by five additional stores from the 23 stores determined as of fiscal 2024. We plan to open 33 to 35 net new stores in fiscal 2025 in existing markets and a smaller set of high-priority adjacent new markets.
•We have shifted our planned investments in our distribution infrastructure in fiscal 2025 and fiscal 2026 away from highly capital-intensive projects. We have instead, and plan to continue to, invest in lower cost distribution centers for dry goods to enhance capacity and improve inventory management and overall execution. During the first quarter of fiscal 2025, we cancelled certain warehouse projects in connection with such strategy.
•We are building a more scalable cost structure. We reduced headcount by approximately 40 full-time employees in the first quarter of fiscal 2025.
As of March 29, 2025, we estimate that we will incur total costs under the Restructuring Plan of between $59 million and $61 million, of which between $40 million and $42 million are expected to be cash expenditures. The estimated total costs include cumulative costs incurred of $49.8 million since the initiation of the Restructuring Plan, of which $33.9 million was incurred in the first quarter of fiscal 2025. All costs incurred in the first quarter of fiscal 2025 are included in Restructuring charges on the condensed consolidated statements of operations and comprehensive income (loss). The actions under the Restructuring Plan are expected to be substantially completed by the first half of fiscal 2025.
See Note 12 to the condensed consolidated financial statements for additional information regarding the Restructuring Plan, including the costs incurred and restructuring liability activity.
New Store Growth. Planned construction and opening of new stores has been, and may continue to be, negatively impacted due to both increased lead times to acquire materials, obtain permits and licenses, hook up utilities as well as higher construction and development related costs. Recently implemented and proposed tariffs could further impact our constructions costs.
Our new store growth efforts are focused on organic growth combined with complementary real estate opportunities that align with our long-term geographic expansion and store growth strategies. Complementary growth opportunities may include expanding strategic relationships with large property owners, evaluating acquisitions of opportunistic real estate that become available through consolidation in the retail sector, and exploring strategic regional acquisitions of operating businesses. On April 1, 2024, we acquired The Bargain Barn, Inc., a Tennessee corporation doing business as United Grocery Outlet ("United Grocery Outlet"), which included 40 stores in six adjacent states we did not operate in as of such date (Tennessee, North Carolina, Georgia, Alabama, Kentucky and Virginia) and a company-operated distribution center. The acquisition provides us with the opportunity to scale in a new region and is a platform for potential future expansion in the Southeast. Our near-term integration focus is expanding the assortment, investing in store refreshes and new fixtures and introducing some of our marketing programs to the Southeast region. We opened 11 stores and closed 1 store in the first quarter of fiscal 2025 and plan to open 33 to 35 net new stores in fiscal 2025.
Enterprise Resource Planning System Upgrades and Challenges. In late August 2023, we replaced components of our enterprise resource planning system, including our financial ledger, inventory management platform and product data warehouse system. The implementation of these system upgrades resulted in significant disruption to our business operations, including ordering and inventory disruptions, as well as payment processing, which adversely impacted our results of operations during the remainder of fiscal 2023 through and including the first quarter of fiscal 2025, as more fully described below in "Comparison of the 13 weeks ended March 29, 2025 and March 30, 2024." We have since improved the data visibility to help us manage and forecast the business and we continue to work to further improve visibility into additional operating data, and to increase the speed and efficiency of the tools that we and our IOs use to manage the business.
Private Label Products. We introduced our private label products in stores beginning in the third quarter of fiscal 2024, with over 215 new private-label SKUs across various grocery and deli categories introduced through the first quarter of fiscal 2025. In addition to providing better value and inventory consistency for our customers, our private label products are expected to deliver better margins for us and our IOs.

Key Factors and Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key financial measures we use in accordance with accounting principles generally accepted in the United States of America ("GAAP") are net sales, gross profit and gross margin, selling, general and administrative expenses ("SG&A"), operating income (loss), net income (loss) and comprehensive income (loss) and earnings (net loss) per share. The key operational metrics and non-GAAP financial measures we use are number of new stores, comparable store sales, EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share.
First Quarter of Fiscal 2025 Overview
Key financial and operating performance results for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 were as follows:
•Net sales increased 8.5% to $1.13 billion from $1.04 billion in the first quarter of fiscal 2024.
•Comparable store sales increased by 0.3%, driven by a 2.3% increase in the number of transactions, partially offset by a 2.0% decrease in average transaction size.
•Gross margin increased by 110 basis points to 30.4%, compared to gross margin of 29.3% in the first quarter of fiscal 2024.
•We opened 11 new stores and closed 1 store, ending the first quarter of fiscal 2025 with 543 stores in 16 states.
•SG&A increased by 9.1% to $331.1 million, or 29.4% of net sales.
•Operating loss was $22.5 million, which included $33.9 million in charges during the quarter related to the Restructuring Plan (see Note 12 to the condensed consolidated financial statements for additional information).
•Net loss was $23.3 million, or $(0.24) per diluted share, compared to net loss of $1.0 million, or $(0.01) per diluted share, in the first quarter of fiscal 2024.
•Adjusted net income(1) increased 47.7% to $13.0 million, or $0.13 diluted adjusted earnings per share(1), compared to $8.8 million, or $0.09 diluted adjusted earnings per share, in the first quarter of fiscal 2024.
•Adjusted EBITDA(1) increased 31.7% to $51.9 million compared to $39.4 million in the first quarter of fiscal 2024.
_______________________
(1)Adjusted net income, diluted adjusted earnings per share and adjusted EBITDA are non-GAAP financial measures, which exclude the impact of certain special items. Please note that our non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. See the "Operating Metrics and Non-GAAP Financial Measures" section below for additional information about these items, including their definitions, how the non-GAAP financial measures provide useful information to investors and how management utilizes them, and reconciliations of the non-GAAP financial measures and the most directly comparable GAAP financial measures.

Key Components of Results of Operations
Net Sales
We recognize revenues from the sale of products at the point of sale, net of any taxes or deposits collected and remitted to governmental authorities. Discounts provided to customers by us are recognized at the time of sale as a reduction in net sales as the products are sold. Discounts that are funded solely by IOs are not recognized as a reduction in net sales as the IO bears the incidental costs arising from the discount. We do not accept manufacturer coupons. Net sales consist of net sales from comparable stores, described below under "Operating Metrics and Non-GAAP Financial Measures - Comparable Store Sales," and non-comparable stores. Growth of our net sales is generally driven by expansion of our store base in existing and new markets as well as comparable store sales growth. Net sales are impacted by the spending habits of our customers, customer perception of value in our offerings, product mix and supply, as well as promotional and competitive activities. Our ever-changing selection of offerings across diverse product categories supports growth in net sales by attracting new customers and encouraging repeat visits from our existing customers. The spending habits of our customers are affected by changes in macroeconomic conditions, governmental benefit programs such as the Supplemental Nutrition Assistance Program and discretionary income. Our customers' discretionary income is impacted by wages, fuel and other cost-of-living increases including food-at-home inflation, as well as consumer trends and preferences, which fluctuate depending on the environment. Because we offer a broad selection of merchandise at extreme values, our business has in the past benefited from certain periods of economic uncertainty.
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
Restructuring Charges
Restructuring charges include lease termination costs, non-cash impairment and disposal of long-lived assets, employee severance and benefit costs and legal, professional and other costs related to the Restructuring Plan. See Note 12 to the condensed consolidated financial statements for additional information on the Restructuring Plan.
Operating Income (Loss)
Operating income (loss) is gross profit less SG&A. Operating income (loss) excludes interest expense, net and income tax benefit (expense). We use operating income (loss) as an indicator of the productivity of our business and our ability to manage expenses.

Results of Operations
The following table summarizes key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended
	March 29, 2025	% of Net Sales (1)	March 30, 2024	% of Net Sales (1)	$ Change	% Change (2)
Net sales	$1,125,567	100.0%	$1,036,944	100.0%	$88,623	8.5%
Cost of sales	783,122	69.6%	732,999	70.7%	50,123	6.8%
Gross profit	342,445	30.4%	303,945	29.3%	38,500	12.7%
Selling, general and administrative expenses	331,078	29.4%	303,382	29.3%	27,696	9.1%
Restructuring charges	33,875	3.0%	—	—%	33,875	100.0%
Operating (loss) income	(22,508)	(2.0)%	563	0.1%	(23,071)	*
Interest expense, net	6,520	0.6%	3,176	0.3%	3,344	105.3%
Loss before income taxes	(29,028)	(2.6)%	(2,613)	(0.3)%	(26,415)	*
Income tax benefit	(5,711)	(0.5)%	(1,588)	(0.2)%	(4,123)	259.6%
Net loss and comprehensive loss	$(23,317)	(2.1)%	$(1,025)	(0.1)%	$(22,292)	*
_______________________
(1)Components may not sum to totals due to rounding.
*    Represents a change that is not meaningful.
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
Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following a store's opening, which is when we believe comparability is achieved, or the thirteenth full fiscal month following a store's acquisition. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been temporarily closed for an extended period, those that have had their business materially disrupted for both planned projects as well as due to unforeseen circumstances, permanent store closures and dispositions. When applicable, as is the case with fiscal 2025, we exclude the net sales in the non-comparable week of a 53-week year from the same store sales calculation after comparing the current and prior year weekly periods that are most closely aligned.
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

EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share
EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are non-GAAP financial measures that are supplemental key metrics used by management and our Board of Directors to assess our financial performance. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are also frequently used by analysts, investors and other interested parties to evaluate us and other companies in our industry. Management believes it is useful to investors and analysts to evaluate these non-GAAP financial measures on the same basis as management uses to evaluate our operating results. We use these non-GAAP financial measures to supplement GAAP financial measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. In addition, we use adjusted EBITDA to supplement GAAP financial measures of performance to evaluate our performance in connection with compensation decisions. We believe that excluding items from operating income (loss), net income (loss) and earnings (net loss) per diluted share that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides additional information for analyzing trends in our business.
We define EBITDA as net income (loss) before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expenses, asset impairment and gain or loss on disposition, acquisition and integration costs, restructuring charges, and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income (loss) adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for the amortization of property and equipment purchase accounting asset step-ups and deferred financing costs, tax adjustment to normalize the effective tax rate, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted average shares outstanding. These non-GAAP financial measures may not be comparable to similar measures reported by other companies and have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP financial measures through the use of various GAAP measures. In the future, we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of these non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive such non-GAAP measures.
The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Other Financial and Operations Data
Number of new stores	11	6
Number of stores open at end of period	543	474
Comparable store sales increase (1)	0.3%	3.9%
EBITDA (2)	$7,389	$25,452
Adjusted EBITDA (2)	$51,885	$39,395
Adjusted net income (2)	$13,007	$8,809
_______________________
(1)Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following the store's opening, which is when we believe comparability is achieved, or the thirteenth full fiscal month following the store's acquisition.
(2)See "GAAP to Non-GAAP Reconciliations" section below for the applicable reconciliations.

GAAP to Non-GAAP Reconciliations
The following tables provide a reconciliation from our GAAP net loss to EBITDA and adjusted EBITDA, GAAP net loss to adjusted net income, and our GAAP net loss per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Net loss	$(23,317)	$(1,025)
Interest expense, net	6,520	3,176
Income tax benefit	(5,711)	(1,588)
Depreciation and amortization expenses	29,897	24,889
EBITDA	7,389	25,452
Share-based compensation expenses (1)	5,458	8,142
Asset impairment and gain or loss on disposition (2)	135	364
Acquisition and integration costs (3)	339	2,649
Restructuring charges (4)	33,875	—
Other (5)	4,689	2,788
Adjusted EBITDA	$51,885	$39,395

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Net loss	$(23,317)	$(1,025)
Share-based compensation expenses (1)	5,458	8,142
Asset impairment and gain or loss on disposition (2)	135	364
Acquisition and integration costs (3)	339	2,649
Amortization of purchase accounting assets and deferred financing costs (6)	1,268	1,322
Restructuring charges (4)	33,875	—
Other (5)	4,689	2,788
Tax adjustment to normalize effective tax rate (7)	3,163	(794)
Tax effect of total adjustments (8)	(12,603)	(4,637)
Adjusted net income	$13,007	$8,809

GAAP net loss per share:
Basic	$(0.24)	$(0.01)
Diluted	$(0.24)	$(0.01)
Adjusted earnings per share:
Basic	$0.13	$0.09
Diluted	$0.13	$0.09
Weighted average shares outstanding:
Basic	97,521	99,520
Diluted	97,521	99,520
Non-GAAP weighted average shares outstanding
Basic	97,521	99,520
Diluted (9)	98,227	101,136

___________________________
(1)Includes non-cash share-based compensation expense.
(2)Represents non-restructuring asset impairment charges and gains or losses on dispositions of assets.
(3)Represents costs related to the acquisition and integration of United Grocery Outlet, including due diligence, legal, other consulting and retention bonus expenses.
(4)Represents charges related to the Restructuring Plan as described in Note 12 to the condensed consolidated financial statements.
(5)Represents other non-recurring, non-cash or non-operational items, such as certain personnel-related hiring and termination costs, system implementation costs, costs related to employer payroll taxes associated with equity awards, legal settlements and other legal expenses, store closing costs, strategic project costs and miscellaneous costs.
(6)Represents the incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, as well as the amortization of debt issuance costs.
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
(9)To calculate diluted adjusted earnings per share, we adjusted the weighted-average shares outstanding for the dilutive effect of all potential shares of common stock. As discussed in Note 9 to the condensed consolidated financial statements, there is no difference in the weighted-average shares outstanding used to calculate the basic and diluted GAAP net loss per share due to the Company's net loss for the periods presented.
Comparison of the 13 weeks ended March 29, 2025 and March 30, 2024 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Net sales	$1,125,567	$1,036,944	$88,623	8.5%
The increase in net sales was primarily attributable to an increase in non-comparable store net sales growth primarily from the 69 net new stores acquired or opened over the last 12 months as well as comparable store sales.
Comparable store sales increased 0.3%, driven by a 2.3% increase in the number of transactions, partially offset by a 2.0% decrease in average transaction size. Comparable store sales were impacted by the timing shift of the Easter holiday, which occurred during the first quarter of fiscal 2024 while comparatively occurring during the second quarter of fiscal 2025.
Cost of Sales, Gross Profit and Gross Margin

	13 Weeks Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Cost of sales	$783,122	$732,999	$50,123	6.8%
% of net sales	69.6%	70.7%
Gross profit	$342,445	$303,945	$38,500	12.7%
Gross margin	30.4%	29.3%
The increases in cost of sales and gross profit were primarily the result of an increase in non-comparable net sales from the 69 net new stores acquired or opened over the last 12 months combined with comparable store sales.
Cost of sales as a percentage of net sales decreased, and correspondingly gross margin increased, due primarily to improvements in inventory management capabilities, which was adversely impacted by our system upgrades in the prior year as certain tools we used to manage the business on our legacy system took longer to rebuild.

Selling, General and Administrative Expenses

	13 Weeks Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
SG&A	$331,078	$303,382	$27,696	9.1%
% of net sales	29.4%	29.3%
The increase in SG&A was driven by $22.7 million in higher store-related expenses and $5.0 million in higher corporate-related expenses. Store-related expenses increased primarily as a result of higher store occupancy costs and depreciation due to the 69 net new stores acquired or opened over the last 12 months, additional personnel costs from the Company-operated stores acquired in the United Grocery Outlet transaction in the prior year and increases in other store costs. Corporate-related expenses increased primarily due to increases in costs to support the continued growth of the business.
SG&A as a percentage of net sales increased primarily due to additional personnel costs from the Company-operated stores acquired in the United Grocery Outlet transaction in the prior year and increases in other store costs, partially offset by a decrease from elective commission support we provided to IOs in the prior year related to the systems conversion.
Restructuring Charges

	13 Weeks Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Restructuring charges	$33,875	$—	$33,875	100.0%
% of net sales	3.0%	—%
Restructuring charges for the 13 weeks ended March 29, 2025 included lease termination costs, non-cash impairment and disposal of long-lived assets, employee severance and benefit costs and legal, professional and other costs related to the Restructuring Plan (see Note 12 to the condensed consolidated financial statements for additional information).
Interest Expense, Net

	13 Weeks Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Interest expense, net	$6,520	$3,176	$3,344	105.3%
% of net sales	0.6%	0.3%
The increase in net interest expense was primarily driven by higher average principal debt outstanding during the 13 weeks ended March 29, 2025, due largely to fund share repurchases in prior periods and the acquisition of United Grocery Outlet since the end of the first quarter of fiscal 2024, as well as cash expenditures related to the Company's Restructuring Plan as discussed in the "Recent Trends and Developments" section above.
See Note 11 and Note 12 to the condensed consolidated financial statements for additional information regarding the acquisition of United Grocery Outlet and the Restructuring Plan, respectively.

Income Tax Benefit

	13 Weeks Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Income tax benefit	$(5,711)	$(1,588)	$(4,123)	259.6%
% of net sales	(0.5)%	(0.2)%
Effective income tax rate	19.7%	60.8%
The increase in income tax benefit was primarily due to a corresponding increase in pretax book loss, partially offset by excess tax expense from the exercise and vesting of certain stock compensation awards during the 13 weeks ended March 29, 2025 compared to excess tax benefits related to the exercise and vesting of certain stock compensation awards during the same period in fiscal 2024.
The change in our effective income tax rate was primarily driven by excess tax expense from the exercise and vesting of certain stock compensation awards during the 13 weeks ended March 29, 2025 compared to excess tax benefits related to the exercise and vesting of certain stock compensation awards during the same period in fiscal 2024.
Net Loss

	13 Weeks Ended
	March 29, 2025	March 30, 2024	$ Change	% Change (1)
Net loss	$(23,317)	$(1,025)	$(22,292)	*
% of net sales	(2.1)%	(0.1)%
_______________________
*    Represents a change that is not meaningful.
Net loss was $23.3 million for the 13 weeks ended March 29, 2025 compared to net loss of $1.0 million for the same period in fiscal 2024 as a result of the foregoing factors.
Adjusted EBITDA

	13 Weeks Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Adjusted EBITDA	$51,885	$39,395	$12,490	31.7%
The increase in adjusted EBITDA was primarily attributable to increased gross margin and an increase in comparable store sales of 0.3% for the 13 weeks ended March 29, 2025 as well as non-comparable store sales, partially offset by higher SG&A, as discussed above.
Adjusted Net Income

	13 Weeks Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Adjusted net income	$13,007	$8,809	$4,198	47.7%
The increase in adjusted net income was primarily attributable to increased gross margin and an increase in comparable store sales of 0.3% for the 13 weeks ended March 29, 2025 as well as non-comparable store sales, partially offset by higher SG&A (including higher depreciation expense) and higher net interest expense, as discussed above.

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
As of March 29, 2025, we had cash and cash equivalents of $50.9 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under the 2023 Credit Agreement. As of March 29, 2025, we had $190.0 million of borrowings outstanding under the revolving credit facility and $4.5 million of outstanding standby letters of credit, resulting in $205.5 million of remaining borrowing capacity available under this revolving credit facility.
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
Material Cash Requirements
There has been no material change in our material cash requirements since the end of fiscal 2024, other than those which occur in the ordinary course of business and the information noted below. See our 2024 Form 10-K for additional information.
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the 13 weeks ended March 29, 2025, before the impact of tenant improvement allowances, were $65.3 million, and, net of tenant improvement allowances, were $57.3 million. We currently expect total capital expenditures, net of tenant improvement allowances, to be approximately $210.0 million for fiscal 2025, which includes new store growth, upgrades to our existing fleet including United Grocery Outlet store capital improvement, ongoing investments in technology and supply chain and infrastructure.
Debt Obligations
The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments of the senior term loan. Such payments total $43.1 million over the remaining term of the senior term loan, with $13.1 million payable over the remainder of fiscal 2025. The remaining senior term loan principal balance and any outstanding revolving credit facility balance will become due in February 2028 at maturity. See Note 3 to the condensed consolidated financial statements for additional information.

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
As of March 29, 2025, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	13 Weeks Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Net cash provided by operating activities	$58,938	$7,841	$51,097	651.7%
Net cash used in investing activities	(68,684)	(50,887)	(17,797)	35.0%
Net cash used in financing activities	(2,172)	(5,056)	2,884	(57.0)%
Net decrease in cash and cash equivalents	$(11,918)	$(48,102)	$36,184	(75.2)%
Cash Provided by Operating Activities
The increase in net cash provided by operating activities of $51.1 million for the 13 weeks ended March 29, 2025 compared to the same period in fiscal 2024 was primarily driven by changes in accrued and other liabilities, accrued compensation and merchandise inventory levels, partially offset by the net loss for the 13 weeks ended March 29, 2025. The change in accrued and other liabilities and merchandise inventory levels was partially due to the disruptions related to the implementation of our systems conversion for the 13 weeks ended March 30, 2024, as well as restructuring charges accrued for the 13 weeks ended March 29, 2025 related to the Restructuring Plan (see Note 12 to the condensed consolidated financial statements for additional information).
Cash Used in Investing Activities
The increase in net cash used in investing activities of $17.8 million for the 13 weeks ended March 29, 2025 compared to the same period in fiscal 2024 was primarily due to increased spending on property and equipment due to higher store count and construction related to future stores, as well as increased supply chain investments.
Cash Used in Financing Activities
Net cash used in financing activities of $2.2 million for the 13 weeks ended March 29, 2025 was primarily due to $1.9 million in a scheduled principal payment on the senior term loan under the 2023 Credit Agreement. Net cash used in financing activities of $5.1 million for the 13 weeks ended March 30, 2024 was primarily due to the repurchase of $5.3 million of our common stock and $1.9 million in scheduled principal payments on the senior term loan under the 2023 Credit Agreement, partially offset by $3.4 million in proceeds from the exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates during the 13 weeks ended March 29, 2025 from those disclosed in our 2024 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of March 29, 2025, our outstanding borrowings included $286.9 million from the senior term loan and $190.0 million from the revolving credit facility under the 2023 Credit Agreement. As of March 29, 2025, the interest rate on these borrowings ranged from 6.59% to 6.65% (see Note 3 to the condensed consolidated financial statements for additional information). Based on the outstanding balances and interest rates of the senior term loan and the revolving credit facility as of March 29, 2025, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense, excluding the capitalization of interest, of approximately $3.2 million over the next 12 months.
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

Item 4. Controls and Procedures.
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
Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded our disclosure controls and procedures were not effective as of March 29, 2025 due to the ongoing remediation of our material weakness in our internal control over financial reporting identified as of December 30, 2023 and continuing as of March 29, 2025. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.
Previously Identified Material Weakness and Ongoing Remediation Plan
The previously identified material weakness in internal control over financial reporting relates to deficiencies in the design and operating effectiveness of certain information technology general computer controls ("ITGC's"). In particular, the replacement of components of our enterprise resource planning system in late August 2023 led to a significant increase in the volume of transactions across user access, program change management, and information technology operations for which our existing controls for such matters were not designed to address. As a result, certain of the Company's related business controls that are dependent upon the affected ITGCs were also deemed ineffective.
As of December 28, 2024, management's assessment concluded that the controls required to remediate the material weakness were designed and implemented appropriately, however, certain controls were not consistently operating effectively for a sufficient period of time to conclude the material weakness was remediated. We did not identify any material misstatements to the consolidated financial statements as of and for the year ended December 28, 2024, and as of and for the fiscal quarter ended March 29, 2025, because of these control deficiencies. However, the pervasive impact of these control deficiencies to the Company's internal control over financial reporting created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represented a material weakness in our internal control over financial reporting and, as such, our internal control over financial reporting was not effective as of December 28, 2024 and continuing as of March 29, 2025.
The previously identified material weakness will be considered fully remediated once management has concluded, through continued testing, that these specific controls have operated effectively for a sufficient period of time. This ongoing remediation effort is expected to be fully completed during fiscal 2025.
For further information regarding the identified material weakness, see Part I, Item 1A. "Risk Factors" and Part II, Item 9A. "Controls and Procedures" in our 2024 Form 10-K.
Changes in Internal Control over Financial Reporting
Other than the remediation effort identified above, during the fiscal quarter ended March 29, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business, some of which may be covered by insurance. Except as disclosed below, management believes that we do not have any pending legal proceedings that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. No material legal proceedings were terminated, settled or otherwise resolved during the 13 weeks ended March 29, 2025.
On January 30, 2025, a federal securities class action lawsuit, captioned Liberato v. Grocery Outlet Holding Corp., et al., Case No. 25-cv-00957, was filed in the United States District Court in the Northern District of California against Grocery Outlet Holding Corp. and certain of its former officers purportedly on behalf of purchasers of our common stock between November 7, 2023 and May 7, 2024 (the “Liberato Lawsuit”). On March 28, 2025, a second and related federal securities class action lawsuit, captioned Cavanaugh v. Grocery Outlet Holding Corp., et al., Case No. 25-cv-2886, was filed in the United States District Court in the Northern District of California against the same defendants on behalf of purchasers of our common stock between August 8, 2023 and October 29, 2024 (the “Cavanaugh Lawsuit,” and together with the Liberato Lawsuit, the “Class Action Lawsuits”). The Class Action Lawsuits allege that the defendants violated federal securities laws by making materially false and misleading statements and/or failing to disclose material adverse facts regarding our transition to new and upgraded internal systems. The Class Action Lawsuits seek remedies under the Exchange Act, including an undisclosed amount of monetary damages, interest, fees and other costs. On March 31, 2025, the plaintiff who filed the Cavanaugh Lawsuit filed a motion to consolidate both actions and to be appointed as lead plaintiff.
On April 28, 2025, a federal stockholder derivative lawsuit, captioned Conners v. Sheedy, et al., Case No. 25-cv-03697, was filed in the United States District Court in the Northern District of California against certain of the Company’s directors and two of its former officers purportedly on behalf of the Company. On May 2, 2025, a second federal stockholder derivative lawsuit, captioned Jackson v. Lindberg, et. al., Case No. 25-cv-03843, was filed in the United States District Court in the Northern District of California against certain of the Company’s directors and two of its former officers purportedly on behalf of the Company. These stockholder derivative lawsuits are collectively referred to as the “Derivative Lawsuits.” The Derivative Lawsuits allege claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and for violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, based on similar allegations to those at issue in the Class Action Lawsuits. The Derivative Lawsuits seek, among other relief, undisclosed damages, restitution, fees and other costs, and the institution of corporate governance reforms.
We intend to defend the Class Action Lawsuits and the Derivative Lawsuits vigorously.
In addition, SEC regulations require us to disclose information about certain environmental proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, we use a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2024 Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the 13 weeks ended March 29, 2025, we did not repurchase any shares of our common stock.
Item 3. Default Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans and Arrangements - Directors and Section 16 Officers
During the 13 weeks ended March 29, 2025, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, referred to as Rule 10b5-1 trading plans, or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of SEC Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	8-K	001-38950	6/10/2022	3.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	8-K	001-38950	4/8/2022	3.1
10.1†	Employment Agreement, effective February 3, 2025 by and among Jason Potter, Grocery Outlet Holding Corp. and Grocery Outlet Inc.	8-K	001-38950	1/22/2025	10.1
10.2†*	Performance and Time Vesting Stock Option Grant Notice and Agreement for Jason Potter dated February 28, 2025 (Grocery Outlet Holding Corp. 2019 Incentive Plan)
10.3†*	Time Vesting Restricted Stock Unit Grant Notice and Agreement for Jason Potter dated February 28, 2025 (Grocery Outlet Holding Corp. 2019 Incentive Plan)
10.4†*	Form of Time Vesting Stock Option Grant Notice and Agreement for Jason Potter (Grocery Outlet Holding Corp. 2019 Incentive Plan) (effective February 28, 2025)
10.5†*	Form of Time Vesting Stock Option Grant Notice and Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan) (effective February 28, 2025)
10.6†*	Description of cash compensation awarded to Eric J. Lindberg, Jr. for Interim CEO transition services
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Grocery Outlet Holding Corp.
Date:	May 7, 2025	By:	/s/ Christopher M. Miller
Christopher M. Miller Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2025	By:	/s/ Lindsay E. Gray
Lindsay E. Gray Senior Vice President, Accounting (Principal Accounting Officer)