Form 10-Q
period 2025-06-28
Grocery Outlet Holding Corp.
filed 2025-08-06
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of July 31, 2025, the registrant had 98,103,295 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q" or "report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, the opening of new stores and new store growth, costs and benefits associated with the Restructuring Plan, our enterprise resource planning system project and impacts, the remediation plan of our material weakness, business and market trends, macroeconomic and geopolitical conditions, our private label program, our share of the excess inventory market, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 ("2024 Form 10-K"), and as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"). We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 28, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$55,190	$62,828
Independent operator receivables and current portion of independent operator notes, net of allowance $9,780 and $5,770	16,179	16,051
Other accounts receivable, net of allowance $9 and $9	4,544	4,166
Merchandise inventories	398,225	394,152
Prepaid expenses and other current assets	27,397	26,701
Total current assets	501,535	503,898
Independent operator notes and receivables, net of allowance $13,398 and $12,709	39,603	36,441
Property and equipment, net	806,740	750,423
Operating lease right-of-use assets	1,105,419	1,014,678
Intangible assets, net	80,681	78,778
Goodwill	782,835	782,734
Other assets	5,563	6,869
Total assets	$3,322,376	$3,173,821
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$211,949	$175,871
Accrued and other current liabilities	72,338	55,240
Accrued compensation	25,856	19,687
Current portion of long-term debt	18,750	15,000
Current lease liabilities	76,577	72,905
Income and other taxes payable	9,518	10,921
Total current liabilities	414,988	349,624
Long-term debt, net	455,200	462,502
Deferred income tax liabilities, net	51,485	56,178
Long-term lease liabilities	1,211,517	1,106,219
Other long-term liabilities	2,344	1,914
Total liabilities	2,135,534	1,976,437
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 98,103,295 and 97,262,557 shares issued and outstanding, respectively	98	97
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	823,671	815,858
Retained earnings	363,073	381,429
Total stockholders' equity	1,186,842	1,197,384
Total liabilities and stockholders' equity	$3,322,376	$3,173,821
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$1,179,772	$1,128,520	$2,305,339	$2,165,464
Cost of sales	819,079	779,280	1,602,201	1,512,279
Gross profit	360,693	349,240	703,138	653,185
Selling, general and administrative expenses	336,764	323,135	667,842	626,517
Restructuring charges	11,157	—	45,032	—
Operating income (loss)	12,772	26,105	(9,736)	26,668
Interest expense, net	6,544	5,559	13,064	8,735
Income (loss) before income taxes	6,228	20,546	(22,800)	17,933
Income tax expense (benefit)	1,267	6,545	(4,444)	4,957
Net income (loss) and comprehensive income (loss)	$4,961	$14,001	$(18,356)	$12,976
Basic earnings (net loss) per share	$0.05	$0.14	$(0.19)	$0.13
Diluted earnings (net loss) per share	$0.05	$0.14	$(0.19)	$0.13
Weighted-average shares outstanding:
Basic	98,081	99,542	97,801	99,531
Diluted	98,460	100,369	97,801	100,753
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2024	97,262,557	$97	$815,858	$381,429	$1,197,384
Exercise and vesting of share-based awards	742,511	1	53	—	54
Share-based compensation expense	—	—	5,458	—	5,458
Net loss and comprehensive loss	—	—	—	(23,317)	(23,317)
Balance at March 29, 2025	98,005,068	$98	$821,369	$358,112	$1,179,579
Exercise and vesting of share-based awards	98,227	0	342	—	342
Share-based compensation expense	—	—	1,960	—	1,960
Net income and comprehensive income	—	—	—	4,961	4,961
Balance as of June 28, 2025	98,103,295	$98	$823,671	$363,073	$1,186,842
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
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income (loss)	$(18,356)	$12,976
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	50,832	43,462
Amortization of intangible and other assets	10,399	7,972
Amortization of debt issuance costs and debt discounts	455	455
Non-cash rent	5,021	1,788
Impairment of long-lived assets	10,776	—
Share-based compensation	7,418	15,143
Provision for independent operator and other accounts receivable reserves	6,578	1,947
Deferred income taxes	(4,693)	2,077
Other	1,162	745
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(4,561)	1,006
Merchandise inventories	(4,073)	(3,112)
Prepaid expenses and other assets	(330)	10,973
Income and other taxes payable	(1,403)	(6,626)
Trade accounts payable	35,782	(3,202)
Accrued and other liabilities	20,484	(33,222)
Accrued compensation	6,068	(8,786)
Operating lease liabilities	11,004	5,842
Net cash provided by operating activities	132,563	49,438
Cash flows from investing activities:
Advances to independent operators	(7,548)	(5,541)
Repayments of advances from independent operators	1,862	2,692
Business acquisition, net of cash and cash equivalents acquired	—	(60,774)
Purchases of property and equipment	(119,669)	(85,131)
Investments in intangible assets and licenses	(10,801)	(6,532)
Net cash used in investing activities	(136,156)	(155,286)
Cash flows from financing activities:
Proceeds from exercise of stock options	395	3,744
Proceeds from revolving credit facility	20,000	90,000
Principal payments on revolving credit facility	(20,000)	—
Principal payments on senior term loan due 2028	(3,750)	(3,750)
Principal payments on finance leases	(690)	(794)
Repurchase of common stock	—	(31,274)
Net cash provided by (used in) financing activities	(4,045)	57,926
Net decrease in cash and cash equivalents	(7,638)	(47,922)
Cash and cash equivalents at beginning of period	62,828	114,987
Cash and cash equivalents at end of period	$55,190	$67,065
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. As of June 28, 2025, we had 552 stores throughout California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Nevada, Maryland, North Carolina, New Jersey, Ohio, Georgia, Alabama, Delaware, Kentucky and Virginia.
Fiscal Year and Quarters — We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ended January 3, 2026 (“fiscal 2025”) and December 28, 2024 ("fiscal 2024") consist of 53 weeks and 52 weeks, respectively. References to the second quarter of fiscal 2025 and the second quarter of fiscal 2024 refer to the 13 weeks ended June 28, 2025 and June 29, 2024, respectively. References to the first quarter of fiscal 2025 refer to the 13 weeks ended March 29, 2025.
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
There were no assets or liabilities measured at fair value on a recurring basis as of June 28, 2025 or December 28, 2024. Generally, long-lived assets are recorded at fair value on a non-recurring basis after the asset has been impaired. As of June 28, 2025 and December 28, 2024, certain long-lived assets were determined to be impaired and as such were measured at fair value at the time of the impairment determination. For the 13 and 26 weeks ended June 28, 2025, we recognized $9.0 million and $10.8 million of impairment of long-lived assets, respectively, of which $6.1 million and $7.9 million, respectively, resulted from the Restructuring Plan as defined in Note 11. See "Property and Equipment" and "Goodwill and Other Intangible Assets" within NOTE 1—Organization and Summary of Significant Accounting Policies in our 2024 Form 10-K for additional information. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the 13 and 26 weeks ended June 28, 2025.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	June 28, 2025		December 28, 2024
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Senior term loan (Level 2)	$283,950	$285,000	$287,502	$288,750
Revolving credit facility (Level 2)	$190,000	$190,000	$190,000	$190,000
_______________________
(1)The carrying amounts of the senior term loan as of June 28, 2025 and December 28, 2024 were net of debt issuance costs of $1.1 million and $1.2 million, respectively.
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
We did not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of June 28, 2025 and December 28, 2024.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $2.9 million and $4.1 million as of June 28, 2025 and December 28, 2024, respectively. Breakage amounts were immaterial for the 13 and 26 weeks ended June 28, 2025 and June 29, 2024, respectively.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Perishable (1)	$451,033	$424,180	$881,778	$804,445
Non-perishable (2)	728,739	704,340	1,423,561	1,361,019
Total net sales	$1,179,772	$1,128,520	$2,305,339	$2,165,464
_______________________
(1)    Perishable departments include dairy and deli; produce and floral; and fresh meat and seafood.
(2)    Non-perishable departments include non-perishable grocery; frozen foods; beer and wine; general merchandise; and health and beauty care.
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
We had 511, 491 and 481 stores operated by IOs as of June 28, 2025, December 28, 2024 and June 29, 2024, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the independent operator agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.

As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $1.12 billion and $1.07 billion for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively, and $2.19 billion and $2.10 billion for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in selling, general and administrative expenses. IO commissions were $169.7 million and $167.0 million for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively, and $331.4 million and $327.8 million for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively. IO commissions of $13.4 million and $5.6 million were included in accrued and other current liabilities as of June 28, 2025 and December 28, 2024, respectively.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which were $79.0 million and $71.0 million, gross, as of June 28, 2025 and December 28, 2024, respectively. See Note 2 for additional information.
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

Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 4.50% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $3.5 million and $3.0 million as of June 28, 2025 and December 28, 2024, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of June 28, 2025 or December 28, 2024. Notes and receivables from our IOs participating in our Temporary Commission Adjustment Program ("TCAP"), as detailed below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from IOs and the related allowances as of June 28, 2025 and December 28, 2024 consisted of the following (amounts in thousands):

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
June 28, 2025
Independent operator notes	$51,505	$(335)	$(12,091)	$39,079	$1,820	$37,259
Independent operator receivables	27,455	(9,445)	(1,307)	16,703	14,359	2,344
Total	$78,960	$(9,780)	$(13,398)	$55,782	$16,179	$39,603

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
December 28, 2024
Independent operator notes	$46,917	$(368)	$(11,454)	$35,095	$471	$34,624
Independent operator receivables	24,054	(5,402)	(1,255)	17,397	15,580	1,817
Total	$70,971	$(5,770)	$(12,709)	$52,492	$16,051	$36,441

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Beginning balance	$21,611	$16,007	$18,479	$16,151
Provision for IO notes and IO receivables reserves	3,291	1,338	6,574	1,891
Write-off of uncollectible IO notes and IO receivables	(1,724)	(781)	(1,875)	(1,478)
Ending balance	$23,178	$16,564	$23,178	$16,564
The following table presents the outstanding gross balance of IO notes by fiscal year of origination and credit quality indicator as of June 28, 2025 (amounts in thousands):

	Fiscal Year of Origination
Credit Quality Indicator	2025 (YTD)	2024	2023	2022	2021	Prior	Total
TCAP	$1,605	$4,347	$4,581	$4,452	$1,539	$2,167	$18,691
Non-TCAP	3,466	4,973	3,908	4,072	3,074	3,692	23,185
New store	5,232	4,397	—	—	—	—	9,629
Total	$10,303	$13,717	$8,489	$8,524	$4,613	$5,859	$51,505
TCAP IO Notes
Notes of IOs participating in our TCAP represented 45.7% and 49.1% of total IO note balances, gross, as of June 28, 2025 and December 28, 2024, respectively.
A total of $2.4 million of IO notes were added into our TCAP during the 13 weeks ended June 28, 2025. The weighted-average contractual interest rate of these IO notes was 4.50% as of June 28, 2025, a reduction from the standard rate of 9.95%. In addition, $1.2 million of IO notes were transferred from TCAP to Non-TCAP during the 13 weeks ended June 28, 2025.
A total of $3.5 million of IO notes were added into our TCAP during the 26 weeks ended June 28, 2025. The weighted-average contractual interest rate of these IO notes was 4.50% as of June 28, 2025, a reduction from the standard rate of 9.95%. In addition, $1.9 million of IO notes were transferred from TCAP to Non-TCAP during the 26 weeks ended June 28, 2025.

Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	June 28, 2025	December 28, 2024
2023 Credit Agreement:
Senior term loan due 2028	$285,000	$288,750
Revolving credit facility	190,000	190,000
Long-term debt, gross	475,000	478,750
Less: Unamortized debt issuance costs	(1,050)	(1,248)
Long-term debt, less unamortized debt issuance costs	473,950	477,502
Less: Current portion	(18,750)	(15,000)
Long-term debt, net	$455,200	$462,502
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
Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio. As of June 28, 2025, interest on borrowings under the credit facilities was based on Term SOFR with interest periods ranging from one month to six months. The applicable margin was 2.25% on all borrowings.
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
The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments on the senior term loan, which were $1.875 million from June 2023 through March 2025, and are $3.75 million from June 2025 through December 2027, with the remaining balance due on February 21, 2028. We may voluntarily prepay the credit facilities, in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in applicable cases.
The senior term loan and the revolving credit facility under the 2023 Credit Agreement mature on February 21, 2028.

Senior Term Loan due 2028
The senior term loan under the 2023 Credit Agreement had an interest rate of 6.57% as of June 28, 2025.
Revolving Credit Facility
The aggregate outstanding principal balance under the revolving credit facility was $190.0 million as of June 28, 2025 and December 28, 2024. As of June 28, 2025, we had $5.1 million of outstanding letters of credit and $204.9 million of remaining borrowing capacity available under the revolving credit facility. Borrowings under the revolving credit facility had interest rates ranging from 6.57% to 6.65% as of June 28, 2025.
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
As of June 28, 2025, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of June 28, 2025 are as follows (amounts in thousands):

Remainder of fiscal 2025	$11,250
Fiscal 2026	15,000
Fiscal 2027	15,000
Fiscal 2028	433,750
Fiscal 2029 and thereafter	—
Total	$475,000
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest on loans	$8,103	$7,089	$16,100	$12,767
Amortization of debt issuance costs and debt discounts	227	227	455	455
Interest on finance leases	55	84	114	179
Other	—	24	—	24
Interest income	(1,232)	(1,524)	(2,522)	(4,016)
Capitalized interest	(609)	(341)	(1,083)	(674)
Interest expense, net	$6,544	$5,559	$13,064	$8,735

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

	13 Weeks Ended		26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Shares repurchased	—	1,104,726	—	1,305,529
Amount repurchased (1)	$—	$25,033	$—	$30,359
Average repurchase price per share	$—	$22.66	$—	$23.25
_______________________
(1)Includes commissions for the shares repurchased during the 13 and 26 weeks ended June 29, 2024.
As of June 28, 2025, we had $100.0 million of repurchase authority remaining under the 2024 Share Repurchase Program.
Note 5. Share-based Awards
For a discussion of our share-based incentive plans, refer to NOTE 8—Share-based Awards in our 2024 Form 10-K.
Share-based Award Activity
During the 26 weeks ended June 28, 2025, we granted time-based stock options, which have a ten-year term and vest in annual installments over a three-year period, subject to continued employment. In addition, during the 26 weeks ended June 28, 2025, we granted a one-time, special new hire stock option award with a ten-year term to our President and Chief Executive Officer. Under this award, one-third of such stock options vest and become exercisable three years after the grant date, subject to continued employment. The remaining two-thirds of those stock options vest based upon the achievement of certain price targets of the Company's common stock during the three-year period following the grant date. Any options that vest based on achievement of stock price targets, regardless of when such options vest, will not be exercisable until the third anniversary of the grant date, subject to the recipient's continued employment at that time.
The fair value of stock option grants is determined on the grant date. For time-based stock options, a Black-Scholes valuation model is used to estimate the fair value of the awards. For market-based stock options, a Monte Carlo simulation model is used to estimate the fair value of the awards. Time-based stock options and market-based stock options granted during the 26 weeks ended June 28, 2025 had weighted-average grant date fair values per share of $5.68 and $4.65, respectively.
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
The grant date fair value of time-based stock options awarded during the 26 weeks ended June 28, 2025 was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

26 Weeks Ended
June 28, 2025
Exercise price	$11.88
Volatility	43.3%
Risk-free interest rate	4.0%
Dividend yield	—%
Expected term (in years)	6.03
The following table summarizes stock option activity under all equity incentive plans during the 26 weeks ended June 28, 2025:

	Time-Based Stock Options		Market-Based and Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 28, 2024	879,357	$19.98	99,384	$10.25
Granted	1,280,514	11.88	166,667	11.87
Exercised	(33,313)	11.12	(5,050)	4.98
Forfeited	(336,770)	17.92	—	—
Options outstanding as of June 28, 2025	1,789,788	$14.74	261,001	$11.39
Options vested and exercisable as of June 28, 2025	643,264	$19.83	94,334	$10.54
The following table summarizes time-based restricted stock unit ("RSU") activity under all equity incentive plans during the 26 weeks ended June 28, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 28, 2024	1,179,071	$22.93
Granted	1,230,792	12.08
Vested	(483,538)	24.36
Forfeited	(340,671)	17.08
Unvested balance as of June 28, 2025	1,585,654	$15.32

The following table summarizes performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the 26 weeks ended June 28, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 28, 2024	791,884	$27.83
Granted (1)	910,045	11.88
Adjustment for expected performance achievement (2)	(58,431)	27.29
Vested	(320,430)	29.18
Forfeited	(138,974)	17.43
Unvested balance as of June 28, 2025 (3)	1,184,094	$16.45
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the year-to-date adjustment to previously granted PSUs based on performance expectations as of June 28, 2025.
(3)Up to an additional 1,699,431 PSUs could potentially be included if the actual performance level achievement exceeds the current expected target performance level of achievement (with 200% being the maximum performance level achievement).
Share-based Compensation Expense
We recognize compensation expense for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the achievement of the grant's service or performance vesting requirements is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Time-based stock options	$516	$2	$707	$11
Market-based and performance-based stock options	65	—	85	—
RSUs	3,214	3,326	6,137	6,562
PSUs	(1,835)	3,673	489	8,570
Share-based compensation expense	$1,960	$7,001	$7,418	$15,143

Note 6. Income Taxes
Our income tax expense (benefit) and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Income tax expense (benefit)	$1,267	$6,545	$(4,444)	$4,957
Effective income tax rate	20.3%	31.9%	19.5%	27.6%
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective fiscal quarter. Our effective income tax rate for the 13 weeks ended June 28, 2025 was lower than the combined U.S. federal and state statutory income tax rates primarily due to changes in our level of earnings, partially offset by non-deductible executive compensation. Our effective income tax rate for the 26 weeks ended June 28, 2025 was lower than the combined U.S. federal and state statutory income tax rates primarily due to a pretax book loss, partially offset by non-deductible executive compensation and excess tax expense from share-based compensation awards.
The change in our effective income tax rate for the 13 weeks ended June 28, 2025 compared to the 13 weeks ended June 29, 2024 was primarily due to changes in our level of earnings, partially offset by non-deductible executive compensation. The change in our effective income tax rate for the 26 weeks ended June 28, 2025 compared to the 26 weeks ended June 29, 2024 was primarily driven by a pretax book loss combined with excess tax expense from share-based compensation awards during the 26 weeks ended June 28, 2025, compared to pretax book income combined with excess tax benefits from share-based compensation awards during the 26 weeks ended June 29, 2024.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our condensed consolidated statements of operations and comprehensive income (loss) and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of June 28, 2025 and December 28, 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effects on our consolidated financial statements, which we expect to begin reflecting in the 13 weeks ended September 27, 2025.
Note 7. Related Party Transactions
Related Party Leases
As of June 28, 2025 and June 29, 2024, we leased 14 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of the Board and former Chief Executive Officer (who also served as Interim President and Chief Executive Officer for a portion of fiscal 2024 and the 26 weeks ended June 28, 2025), or his family, had a direct or indirect financial interest. As of June 28, 2025, the right-of-use assets and lease liabilities related to these properties were $46.7 million and $51.7 million, respectively. As of December 28, 2024, the right-of-use assets and lease liabilities related to these properties were $38.7 million and $43.8 million, respectively. These related parties received aggregate lease payments from us of $1.9 million for each of the 13 weeks ended June 28, 2025 and June 29, 2024, respectively, and $3.8 million and $3.7 million for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $79.0 million and $71.0 million as of June 28, 2025 and December 28, 2024, respectively. See Note 2 for additional information.

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
On January 30, 2025, a federal securities class action lawsuit, captioned Liberato v. Grocery Outlet Holding Corp., et al., Case No. 25-cv-00957, was filed in the United States District Court in the Northern District of California against Grocery Outlet Holding Corp. and certain of its former officers purportedly on behalf of purchasers of our common stock between November 7, 2023 and May 7, 2024 (the “Liberato Lawsuit”). On March 28, 2025, a second and related federal securities class action lawsuit, captioned Cavanaugh v. Grocery Outlet Holding Corp., et al., Case No. 25-cv-2886, was filed in the United States District Court in the Northern District of California against the same defendants on behalf of purchasers of our common stock between August 8, 2023 and October 29, 2024 (the “Cavanaugh Lawsuit,” and together with the Liberato Lawsuit, the “Class Action Lawsuits”). The Class Action Lawsuits allege that the defendants violated federal securities laws by making materially false and misleading statements and/or failing to disclose material adverse facts regarding our transition to new and upgraded internal systems. The Class Action Lawsuits seek remedies under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including an undisclosed amount of monetary damages, interest, fees and other costs. On March 31, 2025, the plaintiff who filed the Cavanaugh Lawsuit filed a motion to consolidate both actions and to be appointed as lead plaintiff. On June 3, 2025, the Class Action Lawsuits were consolidated in the United States District Court in the Northern District of California (the "Consolidated Class Action Lawsuit"). The lead plaintiff’s amended complaint in the Consolidated Class Action Lawsuit is due August 19, 2025, and the Company’s motion to dismiss is due October 21, 2025.
On April 28, 2025, a federal stockholder derivative lawsuit, captioned Conners v. Sheedy, et al., Case No. 25-cv-03697, was filed in the United States District Court in the Northern District of California against certain of the Company’s directors and two of its former officers purportedly on behalf of the Company. On May 2, 2025, a second federal stockholder derivative lawsuit, captioned Jackson v. Lindberg, et. al., Case No. 25-cv-03843, was filed in the United States District Court in the Northern District of California against certain of the Company’s directors and two of its former officers purportedly on behalf of the Company. These stockholder derivative lawsuits are collectively referred to as the “Derivative Lawsuits.” The Derivative Lawsuits allege claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and for violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, based on similar allegations to those at issue in the Class Action Lawsuits. The Derivative Lawsuits seek, among other relief, undisclosed damages, restitution, fees and other costs, and the institution of corporate governance reforms. On July 14, 2025, the parties in the Derivative Lawsuits stipulated to consolidate the Derivative Lawsuits in the United States District Court in the Northern District of California and stay the consolidated Derivative Lawsuits pending resolution of the Company’s motion to dismiss in the Consolidated Class Action Lawsuit discussed above. On July 29, 2025, the court granted the parties' stipulation, consolidating the Derivatives Lawsuits and staying the consolidated derivative action.
We intend to defend the Consolidated Class Action Lawsuit and the Derivative Lawsuits vigorously.
We are unable to determine the probability of the outcome of the Consolidated Class Action Lawsuit or the Derivative Lawsuits, and the possible range of losses is not reasonably estimable.

Note 9. Earnings (Net Loss) Per Share
The following table sets forth the calculation of basic and diluted earnings (net loss) per share (amounts in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator
Net income (loss) and comprehensive income (loss)	$4,961	$14,001	$(18,356)	$12,976
Denominator
Weighted-average shares outstanding – basic	98,081	99,542	97,801	99,531
Effect of dilutive options (1)	61	759	—	948
Effect of dilutive RSUs and PSUs (1)	318	68	—	274
Weighted-average shares outstanding – diluted (2)	98,460	100,369	97,801	100,753
Earnings (net loss) per share:
Basic	$0.05	$0.14	$(0.19)	$0.13
Diluted	$0.05	$0.14	$(0.19)	$0.13
_______________________
(1)We are required to include in diluted weighted-average shares outstanding contingently issuable shares that would be exercisable or issued, assuming the end of our reporting period was the end of the relevant market-based option award or PSU award contingency period.
(2)For the 26 weeks ended June 28, 2025, there is no difference in the weighted-average shares outstanding used in the above calculations due to the Company's net loss.
The following weighted-average common share equivalents were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Stock options	1,745	—	1,478	—
RSUs	369	818	870	617
Total	2,114	818	2,348	617

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
Information for the segment, including the significant expenses regularly reviewed by the CODM, is provided in the following tables for the periods indicated (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$1,179,772	$1,128,520	$2,305,339	$2,165,464
Less:
Cost of sales (1)	817,575	778,174	1,599,344	1,510,315
Commission expenses (2)	169,691	167,049	331,411	327,839
Other selling expenses (3)	78,965	68,963	153,495	124,967
General and administrative expenses (4)	56,318	54,683	117,144	109,098
Restructuring charges (5)	11,157	—	45,032	—
Other segment items (6)	1,960	7,001	7,418	15,143
Depreciation and amortization expenses	31,334	26,545	61,231	51,434
Interest income	(1,841)	(1,865)	(3,605)	(4,690)
Interest expense	8,385	7,424	16,669	13,425
Income tax expense (benefit)	1,267	6,545	(4,444)	4,957
Net income (loss) and comprehensive income (loss)	$4,961	$14,001	$(18,356)	$12,976
_______________________
(1)Cost of sales includes merchandise costs, inventory markdowns, inventory losses, transportation costs and distribution and warehousing costs and excludes depreciation and amortization expenses, which were $1.5 million and $1.1 million for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively, and $2.9 million and $2.0 million for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively.
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
(5)Restructuring charges include lease termination costs, non-cash impairment and disposal of long-lived assets, employee severance and benefit costs and legal, professional and other costs related to the Restructuring Plan, as defined in Note 11.
(6)Other segment items represents share-based compensation expenses.

	26 Weeks Ended
	June 28, 2025	June 29, 2024
Purchases of property and equipment	$119,669	$85,131
Investments in intangible assets and licenses	10,801	6,532
Total capital expenditures	$130,470	$91,663

Note 11. Restructuring Plan
We initiated a restructuring plan during the fourth quarter of fiscal 2024, with continuing implementation in fiscal 2025, intended to improve our long-term profitability, cash flow generation and return on invested capital, optimize the footprint of new store growth, and lower our cost base (the "Restructuring Plan"). Under the Restructuring Plan:
•We are optimizing new store growth in the next several years to increase efficiencies for distribution and optimize brand awareness and marketing. Specifically, we have narrowed our focus on our future new store openings to target existing markets and a smaller set of high-priority adjacent new markets to improve new store sales productivity and return on invested capital. As such we determined to terminate a total of 28 leases for unopened stores in suboptimal locations which we had planned to open in the next several years and to discontinue development of certain future store sites where we had incurred initial costs, but leases had not yet been signed.
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
The following table summarizes charges incurred related to the Restructuring Plan for the 13 and 26 weeks ended June 28, 2025 and for the cumulative-to-date period ended June 28, 2025 since the initiation of the Restructuring Plan (in thousands):

	13 Weeks Ended (1)	26 Weeks Ended (1)	Cumulative (2)
	June 28, 2025	June 28, 2025	June 28, 2025
Cash restructuring charges:
Lease termination costs	$5,019	$34,112	$34,112
Employee severance and benefit costs	—	1,532	1,532
Legal, professional and other costs	—	1,522	1,522
Total cash restructuring costs	5,019	37,166	37,166
Non-cash impairment and disposal of long-lived assets	6,138	7,866	23,754
Total restructuring charges	$11,157	$45,032	$60,920
_______________________
(1)All costs incurred related to the Restructuring Plan during the 13 and 26 weeks ended June 28, 2025 are included in Restructuring charges on the condensed consolidated statements of operations and comprehensive income (loss).
(2)Cumulative-to-date since the initiation of the Restructuring Plan during the fourth quarter of fiscal 2024.
As of June 28, 2025, we estimate that we will incur total costs under the Restructuring Plan of approximately $63 million, of which approximately $39 million is expected to be cash expenditures. The estimated total costs include charges incurred cumulative-to-date since the initiation of the Restructuring Plan, along with an additional approximately $2 million estimated to be incurred in the third quarter of fiscal 2025, primarily for cash lease termination costs. The actions under the Restructuring Plan were substantially completed in the second quarter of fiscal 2025.
The following table summarizes the restructuring liability activity for the Restructuring Plan during the 26 weeks ended June 28, 2025 (in thousands):

	Lease Termination Costs	Employee Severance and Benefit Costs	Legal, Professional and Other Costs	Total
Balance at December 28, 2024	$—	$—	$—	$—
Cash restructuring charges	34,112	1,532	1,522	37,166
Cash payments	(33,573)	(1,532)	(1,177)	(36,282)
Balance at June 28, 2025	$539	$—	$345	$884

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
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ended January 3, 2026 (“fiscal 2025”) and December 28, 2024 ("fiscal 2024") consist of 53 weeks and 52 weeks, respectively. References to the second quarter of fiscal 2025 and the second quarter of fiscal 2024 refer to the 13 weeks ended June 28, 2025 and June 29, 2024, respectively. References to the first quarter of fiscal 2025 refer to the 13 weeks ended March 29, 2025.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Our Grocery Outlet stores are primarily run by entrepreneurial independent operators ("IOs") who create a neighborhood feel through personalized customer service and a localized product offering. As of June 28, 2025, we had 552 stores in California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Nevada, Maryland, North Carolina, New Jersey, Ohio, Georgia, Alabama, Delaware, Kentucky and Virginia.
Recent Trends and Developments
The extent of the continuing impact of the factors set forth below on our operational and financial performance will depend on many factors, including certain factors outside of our control.
Macroeconomic Conditions and Regulatory Developments. Over the past several years, our business has been and continues to be impacted by macroeconomic conditions including supply chain and labor challenges, inflation and subsequent disinflation, tariffs, and changes in consumer behavior, and our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. In recent periods, comparable store sales have been negatively impacted by decreased average transaction size. We are actively pursuing initiatives to increase average basket size through our deployment of enhanced in-store merchandising and execution to further improve the shopping experience.
Tariffs, such as those recently implemented or proposed by the U.S. government on goods imported from China and certain other countries, may result in cost increases on some of the products we sell, such as fresh meat and general merchandise that we import from impacted countries, as well as the materials and supplies we use for store construction. Tariffs may also negatively affect consumer sentiment. The tariff environment remains highly dynamic and specific tariffs applicable to our business continue to evolve. While we are regularly re-evaluating the potential impact of these tariffs, the short-term impact of price increases due to tariffs is largely dependent on our ability to negotiate with suppliers, opportunities to change sources of supply, our assortment decisions and whether or not we pass the effects through to our customers, which will largely depend upon competitive market conditions. It is reasonably possible that new or additional tariffs will be periodically announced given the current global trade environment. Sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of tensions between the U.S. and its trading partners has and could continue to adversely impact the stability of global financial markets and result in a global economic slowdown and long-term changes to global trade, which could in turn have a material adverse impact on our business and financial condition.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. We are assessing the legislation and its effects on our business, operations, and financial results.
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
The Restructuring Plan includes the activities set forth below:
•We are optimizing new store growth in the next several years to increase efficiencies for distribution and optimize brand awareness and marketing. Specifically, we have narrowed our focus on our future new store openings to target existing markets and a smaller set of high-priority adjacent new markets to improve new store sales productivity and return on invested capital. As such we have determined to terminate a total of 28 leases for unopened stores in suboptimal locations which we had planned to open in the next several years and to discontinue development of certain future store sites where we had incurred initial costs, but leases had not yet been signed. We plan to open 33 to 35 net new stores in fiscal 2025 in existing markets and a smaller set of high-priority adjacent new markets.
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
As of June 28, 2025, we estimate that we will incur total costs under the Restructuring Plan of approximately $63 million, of which approximately $39 million is expected to be cash expenditures. The estimated total costs include cumulative costs incurred of $60.9 million since the initiation of the Restructuring Plan, of which $11.2 million and $45.0 million was incurred in the second quarter and first half of fiscal 2025, respectively. All costs incurred in the second quarter and first half of fiscal 2025 are included in Restructuring charges on the condensed consolidated statements of operations and comprehensive income (loss). The actions under the Restructuring Plan were substantially completed in the second quarter of fiscal 2025.
See Note 11 to the condensed consolidated financial statements for additional information regarding the Restructuring Plan, including the costs incurred and restructuring liability activity.
New Store Growth. Planned construction and opening of new stores has been, and may continue to be, negatively impacted due to both increased lead times to acquire materials, obtain permits and licenses, hook up utilities as well as higher construction and development related costs. Recently implemented and proposed tariffs could further impact our constructions costs.
Our new store growth efforts are focused on organic growth combined with complementary real estate opportunities that align with our long-term geographic expansion and store growth strategies. Complementary growth opportunities may include expanding strategic relationships with large property owners, evaluating acquisitions of opportunistic real estate that become available through consolidation in the retail sector, and exploring strategic regional acquisitions of operating businesses. On April 1, 2024, we acquired The Bargain Barn, Inc., a Tennessee corporation doing business as United Grocery Outlet ("United Grocery Outlet"), which included 40 stores in six adjacent states we did not operate in as of such date (Tennessee, North Carolina, Georgia, Alabama, Kentucky and Virginia) and a company-operated distribution center. The acquisition provides us with the opportunity to scale in a new region and is a platform for potential future expansion in the Southeast. Our near-term integration focus is expanding the assortment, investing in store refreshes and new fixtures and introducing some of our marketing programs to the Southeast region. We opened 22 stores and closed 3 stores in the first half of fiscal 2025 and plan to open 33 to 35 net new stores in fiscal 2025.
Enterprise Resource Planning System Upgrades and Challenges. In late August 2023, we replaced components of our enterprise resource planning system, including our financial ledger, inventory management platform and product data warehouse system. The implementation of these system upgrades resulted in significant disruption to our business operations, including ordering and inventory disruptions, as well as payment processing, which adversely impacted our results of operations during the remainder of fiscal 2023 through and into fiscal 2025. We have since improved the data visibility to help us manage and forecast the business and we continue to work to further improve visibility into additional operating data, and to increase the speed and efficiency of the tools that we and our IOs use to manage the business.

Private Label Products. We introduced our private label products in stores beginning in the third quarter of fiscal 2024, with approximately 250 new private-label SKUs across various grocery, deli and wine categories introduced through the second quarter of fiscal 2025. In addition to providing better value and inventory consistency for our customers, our private label products generally deliver higher margins for us and our IOs.
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
Second Quarter of Fiscal 2025 Overview
Key financial and operating performance results for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 were as follows:
•Net sales increased 4.5% to $1.18 billion from $1.13 billion in the second quarter of fiscal 2024.
•Comparable store sales increased by 1.1%, driven by a 1.5% increase in the number of transactions, partially offset by a 0.4% decrease in average transaction size.
•Gross margin decreased by 30 basis points to 30.6%, compared to gross margin of 30.9% in the second quarter of fiscal 2024.
•We opened 11 new stores and closed 2 stores, ending the second quarter of fiscal 2025 with 552 stores in 16 states.
•SG&A increased by 4.2% to $336.8 million, or 28.5% of net sales.
•Operating income was $12.8 million, which included $11.2 million in charges during the quarter related to the Restructuring Plan (see Note 11 to the condensed consolidated financial statements for additional information).
•Net income was $5.0 million, or $0.05 per diluted share, compared to net income of $14.0 million, or $0.14 per diluted share, in the second quarter of fiscal 2024.
•Adjusted net income(1) decreased 9.3% to $22.8 million, or $0.23 diluted adjusted earnings per share(1), compared to $25.1 million, or $0.25 diluted adjusted earnings per share, in the second quarter of fiscal 2024.
•Adjusted EBITDA(1) was $67.7 million compared to $67.9 million in the second quarter of fiscal 2024.
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
Selling, General and Administrative Expenses
SG&A are comprised of both store-related expenses and corporate expenses. Our store-related expenses include commissions paid to IOs, occupancy and our portion of maintenance costs, depreciation and amortization of store-related assets, the cost of opening new IO stores and impairment of long-lived assets. Company-operated store-related expenses also include payroll, benefits, supplies and utilities. Corporate expenses include payroll and benefits for corporate and field support, share-based compensation, marketing and advertising, insurance and professional services, depreciation and amortization of corporate assets and operator recruiting and training costs. We continue to closely manage our expenses and monitor SG&A as a percentage of net sales. SG&A generally increases as we grow our store base and invest in our corporate infrastructure. SG&A related to commissions paid to IOs are variable in nature and generally increase as gross profits rise and decrease as gross profits decline. We expect that our SG&A will continue to increase in future periods as we continue to grow our net sales and gross profit. The components of our SG&A may not be comparable to the components of similar measures of our competitors and other retailers.
Restructuring Charges
Restructuring charges include lease termination costs, non-cash impairment and disposal of long-lived assets, employee severance and benefit costs and legal, professional and other costs related to the Restructuring Plan. See Note 11 to the condensed consolidated financial statements for additional information on the Restructuring Plan.
Operating Income (Loss)
Operating income (loss) is gross profit less SG&A. Operating income (loss) excludes interest expense, net and income tax expense (benefit). We use operating income (loss) as an indicator of the productivity of our business and our ability to manage expenses.

Results of Operations
The following table summarizes key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended
	June 28, 2025		June 29, 2024
	Amount	% of Net Sales (1)	Amount	% of Net Sales (1)	$ Change	% Change
Net sales	$1,179,772	100.0%	$1,128,520	100.0%	$51,252	4.5%
Cost of sales	819,079	69.4%	779,280	69.1%	39,799	5.1%
Gross profit	360,693	30.6%	349,240	30.9%	11,453	3.3%
Selling, general and administrative expenses	336,764	28.5%	323,135	28.6%	13,629	4.2%
Restructuring charges	11,157	0.9%	—	—%	11,157	100.0%
Operating income	12,772	1.1%	26,105	2.3%	(13,333)	(51.1)%
Interest expense, net	6,544	0.6%	5,559	0.5%	985	17.7%
Income before income taxes	6,228	0.5%	20,546	1.8%	(14,318)	(69.7)%
Income tax expense	1,267	0.1%	6,545	0.6%	(5,278)	(80.6)%
Net income and comprehensive income	$4,961	0.4%	$14,001	1.2%	$(9,040)	(64.6)%

	26 Weeks Ended
	June 28, 2025		June 29, 2024
	Amount	% of Net Sales (1)	Amount	% of Net Sales (1)	$ Change	% Change
Net sales	$2,305,339	100.0%	$2,165,464	100.0%	$139,875	6.5%
Cost of sales	1,602,201	69.5%	1,512,279	69.8%	89,922	5.9%
Gross profit	703,138	30.5%	653,185	30.2%	49,953	7.6%
Selling, general and administrative expenses	667,842	29.0%	626,517	28.9%	41,325	6.6%
Restructuring charges	45,032	2.0%	—	—%	45,032	100.0%
Operating income (loss)	(9,736)	(0.4)%	26,668	1.2%	(36,404)	*
Interest expense, net	13,064	0.6%	8,735	0.4%	4,329	49.6%
Income (loss) before income taxes	(22,800)	(1.0)%	17,933	0.8%	(40,733)	*
Income tax expense (benefit)	(4,444)	(0.2)%	4,957	0.2%	(9,401)	*
Net income (loss) and comprehensive income (loss)	$(18,356)	(0.8)%	$12,976	0.6%	$(31,332)	*
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
Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following a store's opening, which is when we believe comparability is achieved, or the thirteenth full fiscal month following a store's acquisition. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been temporarily closed for an extended period, those that have had their business materially disrupted for both planned projects as well as due to unforeseen circumstances, permanent store closures and dispositions. When applicable, as is the case with fiscal 2025, we exclude the net sales in the non-comparable week of a 53-week year from the same store sales calculation after comparing the current and prior year weekly periods that are most closely aligned. Starting in the second quarter of fiscal 2025, comparable stores sales include the addition of stores from the acquisition of United Grocery Outlet on April 1, 2024.
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
We define EBITDA as net income (loss) before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expenses, asset impairment and gain or loss on disposition, acquisition and integration costs, costs related to the amortization of inventory purchase accounting asset step-ups, restructuring charges, and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income (loss) adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for the amortization of property and equipment purchase accounting asset step-ups and deferred financing costs, tax adjustment to normalize the effective tax rate, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted-average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted-average shares outstanding. These non-GAAP financial measures may not be comparable to similar measures reported by other companies and have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP financial measures through the use of various GAAP measures. In the future, we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of these non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive such non-GAAP measures.

The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Other Financial and Operations Data
Number of new stores (1)	11	51	22	57
Number of stores open at end of period	552	524	552	524
Comparable store sales increase (2)	1.1%	2.9%	0.7%	3.4%
EBITDA (3)	$44,106	$52,650	$51,495	$78,102
Adjusted EBITDA (3)	$67,747	$67,878	$119,632	$107,273
Adjusted net income (3)	$22,766	$25,095	$35,773	$33,904
_______________________
(1)For the 13 and 26 weeks ended June 29, 2024, includes the addition of 40 stores from acquisition of United Grocery Outlet.
(2)Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following the store's opening, which is when we believe comparability is achieved, or the thirteenth full fiscal month following the store's acquisition.
(3)See "GAAP to Non-GAAP Reconciliations" section below for the applicable reconciliations.

GAAP to Non-GAAP Reconciliations
The following tables provide reconciliations from our GAAP net income (loss) to EBITDA and adjusted EBITDA, GAAP net income (loss) to adjusted net income, and our GAAP earnings (net loss) per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income (loss)	$4,961	$14,001	$(18,356)	$12,976
Interest expense, net	6,544	5,559	13,064	8,735
Income tax expense (benefit)	1,267	6,545	(4,444)	4,957
Depreciation and amortization expenses	31,334	26,545	61,231	51,434
EBITDA	44,106	52,650	51,495	78,102
Share-based compensation expenses (1)	1,960	7,001	7,418	15,143
Asset impairment and gain or loss on disposition (2)	3,834	381	3,969	745
Acquisition and integration costs (3)	148	4,937	487	7,586
Amortization of purchase accounting assets (4)	—	839	—	839
Restructuring charges (5)	11,157	—	45,032	—
Other (6)	6,542	2,070	11,231	4,858
Adjusted EBITDA	$67,747	$67,878	$119,632	$107,273

	13 Weeks Ended		26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income (loss)	$4,961	$14,001	$(18,356)	$12,976
Share-based compensation expenses (1)	1,960	7,001	7,418	15,143
Asset impairment and gain or loss on disposition (2)	3,834	381	3,969	745
Acquisition and integration costs (3)	148	4,937	487	7,586
Amortization of purchase accounting assets and deferred financing costs (4)	1,269	2,228	2,537	3,550
Restructuring charges (5)	11,157	—	45,032	—
Other (6)	6,542	2,070	11,231	4,858
Tax adjustment to normalize effective tax rate (7)	222	86	3,385	(708)
Tax effect of total adjustments (8)	(7,327)	(5,609)	(19,930)	(10,246)
Adjusted net income	$22,766	$25,095	$35,773	$33,904

GAAP earnings (net loss) per share:
Basic	$0.05	$0.14	$(0.19)	$0.13
Diluted	$0.05	$0.14	$(0.19)	$0.13
Adjusted earnings per share:
Basic	$0.23	$0.25	$0.37	$0.34
Diluted	$0.23	$0.25	$0.36	$0.34
Weighted-average shares outstanding:
Basic	98,081	99,542	97,801	99,531
Diluted (9)	98,460	100,369	97,801	100,753
Non-GAAP weighted-average shares outstanding:
Basic	98,081	99,542	97,801	99,531
Diluted (10)	98,460	100,369	98,344	100,753

___________________________
(1)Includes non-cash share-based compensation expense.
(2)Represents non-restructuring asset impairment charges and gains or losses on dispositions of assets.
(3)Represents costs related to the acquisition and integration of United Grocery Outlet, including due diligence, legal, other consulting and retention bonus expenses.
(4)For purposes of determining adjusted EBITDA, this line represents the incremental amortization of inventory step-ups resulting from purchase price accounting related to the acquisition of United Grocery Outlet. For purposes of determining adjusted net income, in addition to the previously noted item, this line also represents the incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, as well as the amortization of debt issuance costs, as these items are already included in the adjusted EBITDA reconciliation within the depreciation and amortization expenses and interest expense, net, respectively.
(5)Represents charges related to the Restructuring Plan, which include lease termination costs, non-cash impairment and disposal of long-lived assets, employee severance and benefit costs and legal, professional and other costs. See Note 11 to the condensed consolidated financial statements for additional information on the Restructuring Plan.
(6)Represents other non-recurring, non-cash or non-operational items, such as certain personnel-related hiring and termination costs, system implementation costs, strategic project costs, costs related to employer payroll taxes associated with equity awards, store closing costs, legal settlements and other legal expenses and miscellaneous costs.
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
(9)As discussed in Note 9 to the condensed consolidated financial statements, for the 26 weeks ended June 28, 2025, there is no difference in the weighted-average shares outstanding used to calculate the basic and diluted GAAP net loss per share due to the Company's net loss.
(10)To calculate diluted adjusted earnings per share, we adjusted the weighted-average shares outstanding for the dilutive effect of all potential shares of common stock.
Comparison of the 13 and 26 weeks ended June 28, 2025 and June 29, 2024 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended				26 Weeks Ended
	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales	$1,179,772	$1,128,520	$51,252	4.5%	$2,305,339	$2,165,464	$139,875	6.5%
The increases in net sales for the 13 and 26 weeks ended June 28, 2025 were primarily attributable to the addition of 28 net new stores opened over the last 12 months as well as an increase in comparable store sales.
Comparable store sales increased 1.1% for the 13 weeks ended June 28, 2025, driven by a 1.5% increase in the number of transactions, partially offset by a 0.4% decrease in average transaction size. Comparable store sales were positively impacted by the timing of the Easter holiday, which occurred during the first quarter of fiscal 2024 while comparatively occurring during the second quarter of fiscal 2025. For the 26 weeks ended June 28, 2025, comparable store sales increased 0.7%, driven by a 1.9% increase in the number of transactions, partially offset by a 1.2% decrease in average transaction size.

Cost of Sales, Gross Profit and Gross Margin

	13 Weeks Ended				26 Weeks Ended
	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Cost of sales	$819,079	$779,280	$39,799	5.1%	$1,602,201	$1,512,279	$89,922	5.9%
% of net sales	69.4%	69.1%			69.5%	69.8%
Gross profit	$360,693	$349,240	$11,453	3.3%	$703,138	$653,185	$49,953	7.6%
Gross margin	30.6%	30.9%			30.5%	30.2%
The increases in cost of sales and gross profit for the 13 and 26 weeks ended June 28, 2025 were primarily the result of the addition of 28 net new stores opened over the last 12 months combined with an increase in comparable store sales.
For the 13 weeks ended June 28, 2025, cost of sales as a percentage of net sales increased, and correspondingly gross margin declined, largely due to pricing adjustments on everyday staples designed to support our value proposition and appeal to the bargain-minded customer. Improvements in inventory management capabilities partially offset this decline.
For the 26 weeks ended June 28, 2025, cost of sales as a percentage of net sales decreased, and correspondingly gross margin increased, driven primarily by improvements in inventory management capabilities.
Selling, General and Administrative Expenses

	13 Weeks Ended				26 Weeks Ended
	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
SG&A	$336,764	$323,135	$13,629	4.2%	$667,842	$626,517	$41,325	6.6%
% of net sales	28.5%	28.6%			29.0%	28.9%
The increase in SG&A for the 13 weeks ended June 28, 2025 was driven by $15.6 million in higher store-related expenses, partially offset by $2.0 million in lower corporate-related expenses. Store-related expenses increased primarily as a result of higher store occupancy costs and depreciation due to the 28 net new stores opened over the last 12 months, increases in other store costs and impairment of long-lived assets during the 13 weeks ended June 28, 2025. Corporate-related expenses decreased primarily due to lower incentive compensation expenses and United Grocery Outlet acquisition related costs in the prior year, partially offset by increases in costs to support the continued growth of the business. As a percentage of net sales, SG&A declined slightly for the 13 weeks ended June 28, 2025 due primarily to the aforementioned factors combined with a decrease from elective commission support we provided to operators in the prior year related to the systems conversion.
The increase in SG&A for the 26 weeks ended June 28, 2025 was driven by $38.3 million in higher store-related expenses and $3.0 million in higher corporate-related expenses. Store-related expenses increased primarily as a result of higher store occupancy costs and depreciation due to the 28 net new stores opened over the last 12 months, additional personnel costs from the Company-operated stores acquired in the United Grocery Outlet transaction in April of last year and increases in other store costs. Corporate-related expenses increased primarily due to increases in costs to support the continued growth of the business, partially offset by lower incentive compensation expenses and United Grocery Outlet acquisition related costs in the prior year. As a percentage of net sales, SG&A increased slightly for the 26 weeks ended June 28, 2025 due primarily to the aforementioned factors, partially offset by a decrease from elective commission support we provided to operators in the prior year related to the systems conversion.

Restructuring Charges

	13 Weeks Ended				26 Weeks Ended
	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Restructuring charges	$11,157	$—	$11,157	100.0%	$45,032	$—	$45,032	100.0%
% of net sales	0.9%	—%			2.0%	—%
Restructuring charges for the 13 and 26 weeks ended June 28, 2025 included lease termination costs, non-cash impairment and disposal of long-lived assets, employee severance and benefit costs and legal, professional and other costs related to the Restructuring Plan (see Note 11 to the condensed consolidated financial statements for additional information).
Interest Expense, Net

	13 Weeks Ended				26 Weeks Ended
	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Interest expense, net	$6,544	$5,559	$985	17.7%	$13,064	$8,735	$4,329	49.6%
% of net sales	0.6%	0.5%			0.6%	0.4%
The increases in net interest expense for the 13 and 26 weeks ended June 28, 2025 were primarily driven by higher average principal debt outstanding during the 13 and 26 weeks ended June 28, 2025, partially offset by lower average interest rates on these borrowings during the 13 and 26 weeks ended June 28, 2025.
Income Tax Expense (Benefit)

	13 Weeks Ended				26 Weeks Ended
	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Income tax expense (benefit)	$1,267	$6,545	$(5,278)	(80.6)%	$(4,444)	$4,957	$(9,401)	*
% of net sales	0.1%	0.6%			(0.2)%	0.2%
Effective income tax rate	20.3%	31.9%			19.5%	27.6%
_______________________
*    Represents a change that is not meaningful.
The decrease in income tax expense for the 13 weeks ended June 28, 2025 was primarily due to lower pretax book income and the change in our effective income tax rate, which was impacted by changes in our level of earnings, partially offset by non-deductible executive compensation.
During the 26 weeks ended June 28, 2025, we recorded a net income tax benefit of $4.4 million compared to a net income tax expense of $5.0 million during the 26 weeks ended June 29, 2024. The change in our income tax expense (benefit) and the change in our effective income tax rate were primarily driven by a pretax book loss combined with excess tax expense from share-based compensation awards during the 26 weeks ended June 28, 2025, compared to pretax book income combined with excess tax benefits from share-based compensation awards during the 26 weeks ended June 29, 2024.
On July 4, 2025, the OBBBA was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effects on our consolidated financial statements, which we expect to begin reflecting in the 13 weeks ended September 27, 2025.

Net Income (Loss)

	13 Weeks Ended				26 Weeks Ended
	June 28, 2025	June 29, 2024	$ Change	% Change (1)	June 28, 2025	June 29, 2024	$ Change	% Change
Net income (loss)	$4,961	$14,001	$(9,040)	(64.6)%	$(18,356)	$12,976	$(31,332)	*
% of net sales	0.4%	1.2%			(0.8)%	0.6%
_______________________
*    Represents a change that is not meaningful.
As a result of the foregoing factors, net income decreased for the 13 weeks ended June 28, 2025 compared to the same period in fiscal 2024, and net loss was $18.4 million for the 26 weeks ended June 28, 2025 compared to net income of $13.0 million for the same period in fiscal 2024.
Adjusted EBITDA

	13 Weeks Ended				26 Weeks Ended
	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Adjusted EBITDA	$67,747	$67,878	$(131)	(0.2)%	$119,632	$107,273	$12,359	11.5%
Adjusted EBITDA decreased slightly for the 13 weeks ended June 28, 2025 compared to the prior year, primarily as a result of a decline in gross margin and comparable store sales.
The increase in adjusted EBITDA for the 26 weeks ended June 28, 2025 was primarily attributable to improved gross margin.
Adjusted Net Income

	13 Weeks Ended				26 Weeks Ended
	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Adjusted net income	$22,766	$25,095	$(2,329)	(9.3)%	$35,773	$33,904	$1,869	5.5%
The decrease in adjusted net income for the 13 weeks ended June 28, 2025 was primarily attributable to a decline in gross margin, higher SG&A (including higher depreciation expense) and higher net interest expense, partially offset by an increase in net sales for the 13 weeks ended June 28, 2025, as discussed above.
The increase in adjusted net income for the 26 weeks ended June 28, 2025 was primarily attributable to increased gross margin and an increase in net sales for the 26 weeks ended June 28, 2025, partially offset by higher SG&A (including higher depreciation expense) and higher net interest expense, as discussed above.

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
As of June 28, 2025, we had cash and cash equivalents of $55.2 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under the 2023 Credit Agreement. As of June 28, 2025, we had $190.0 million of borrowings outstanding under the revolving credit facility and $5.1 million of outstanding standby letters of credit, resulting in $204.9 million of remaining borrowing capacity available under this revolving credit facility.
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
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the 26 weeks ended June 28, 2025, before the impact of tenant improvement allowances, were $130.5 million, and, net of tenant improvement allowances, were $115.6 million. We currently expect total capital expenditures, net of tenant improvement allowances, to be approximately $210.0 million for fiscal 2025, which includes new store growth, upgrades to our existing store base, ongoing investments in technology and supply chain and infrastructure.
Debt Obligations
The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments of the senior term loan. Such payments total $41.3 million over the remaining term of the senior term loan, with $11.3 million payable over the remainder of fiscal 2025. The remaining senior term loan principal balance and any outstanding revolving credit facility balance will become due in February 2028 at maturity. See Note 3 to the condensed consolidated financial statements for additional information.
Purchase Commitments
During the 26 weeks ended June 28, 2025, we renewed a contract related to storage and handling services at certain third-party distribution centers, which includes a non-cancelable obligation of $28.0 million through 2030, as of June 28, 2025.

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
As of June 28, 2025, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	26 Weeks Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Net cash provided by operating activities	$132,563	$49,438	$83,125	168.1%
Net cash used in investing activities	(136,156)	(155,286)	19,130	(12.3)%
Net cash provided by (used in) financing activities	(4,045)	57,926	(61,971)	(107.0)%
Net decrease in cash and cash equivalents	$(7,638)	$(47,922)	$40,284	(84.1)%
Cash Provided by Operating Activities
The increase in net cash provided by operating activities of $83.1 million for the 26 weeks ended June 28, 2025 compared to the same period in fiscal 2024 was primarily driven by changes in accrued and other liabilities, trade accounts payable and accrued compensation, partially offset by the net loss for the 26 weeks ended June 28, 2025. The changes in accrued and other liabilities and trade accounts payable were primarily due to timing differences of accruals and payments for goods and services and the disruptions related to the implementation of our systems conversion for the 26 weeks ended June 29, 2024.
Cash Used in Investing Activities
The decrease in net cash used in investing activities of $19.1 million for the 26 weeks ended June 28, 2025 compared to the same period in fiscal 2024 was primarily due to the acquisition of United Grocery Outlet in the prior year, partially offset by increased spending on property and equipment due to higher store count and construction related to future stores, as well as increased supply chain investments.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities of $4.0 million for the 26 weeks ended June 28, 2025 was primarily due to $3.8 million in scheduled principal payments on the senior term loan under the 2023 Credit Agreement. Net cash provided by financing activities of $57.9 million for the 26 weeks ended June 29, 2024 was primarily due to the borrowing of $90.0 million on our revolving credit facility under the 2023 Credit Agreement and $3.8 million in proceeds from the exercise of stock options, partially offset by the repurchase of $31.3 million of our common stock and $3.8 million in scheduled principal payments on the senior term loan under the 2023 Credit Agreement.
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
There have been no material changes to our critical accounting policies and estimates during the 26 weeks ended June 28, 2025 from those disclosed in our 2024 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of June 28, 2025, our outstanding borrowings included $285.0 million from the senior term loan and $190.0 million from the revolving credit facility under the 2023 Credit Agreement. As of June 28, 2025, the interest rate on these borrowings ranged from 6.57% to 6.65% (see Note 3 to the condensed consolidated financial statements for additional information). Based on the outstanding balances and interest rates of the senior term loan and the revolving credit facility as of June 28, 2025, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense, excluding the capitalization of interest, of approximately $3.3 million over the next 12 months.
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
Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded our disclosure controls and procedures were not effective as of June 28, 2025 due to the ongoing remediation of our material weakness in our internal control over financial reporting identified as of December 30, 2023 and continuing as of June 28, 2025. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.
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
As of December 28, 2024, management's assessment concluded that the controls required to remediate the material weakness were designed and implemented appropriately, however, certain controls were not consistently operating effectively for a sufficient period of time to conclude the material weakness was remediated. We did not identify any material misstatements to the consolidated financial statements as of and for the year ended December 28, 2024, and as of and for the fiscal quarter ended June 28, 2025, because of these control deficiencies. However, the pervasive impact of these control deficiencies to the Company's internal control over financial reporting created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represented a material weakness in our internal control over financial reporting and, as such, our internal control over financial reporting was not effective as of December 28, 2024 and continuing as of June 28, 2025.
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
Changes in Internal Control over Financial Reporting
Other than the remediation effort identified above, during the fiscal quarter ended June 28, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business, some of which may be covered by insurance. Except for the description of legal proceedings disclosed in Note 8 to the condensed consolidated financial statements, which is incorporated herein by reference, management believes that we do not have any pending legal proceedings that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. No material legal proceedings were terminated, settled or otherwise resolved during the 13 weeks ended June 28, 2025.
In addition, SEC regulations require us to disclose information about certain environmental proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, we use a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required.
Item 1A. Risk Factors.
In addition to the other information set forth in this Form 10-Q, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2024 Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the 13 weeks ended June 28, 2025, we did not repurchase any shares of our common stock.
Item 3. Default Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans and Arrangements - Directors and Section 16 Officers
During the 13 weeks ended June 28, 2025, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, referred to as Rule 10b5-1 trading plans, or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of SEC Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	8-K	001-38950	6/6/2025	3.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp., effective as of June 3, 2025.	8-K	001-38950	6/6/2025	3.3
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
**
Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of Grocery Outlet under the Securities Act of 1933 or the Exchange Act whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grocery Outlet Holding Corp.
Date:	August 6, 2025	By:	/s/ Christopher M. Miller
Christopher M. Miller Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)