Form 10-Q
period 2025-09-27
Grocery Outlet Holding Corp.
filed 2025-11-05
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of October 30, 2025, the registrant had 98,137,230 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q" or "report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, the opening of new stores and new store growth, costs and benefits associated with the Restructuring Plan as defined in this Form 10-Q, our enterprise resource planning system project and impacts, the remediation plan of our material weakness, business and market trends, macroeconomic and geopolitical conditions, our private label program, our share of the excess inventory market, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 ("2024 Form 10-K"), and as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"). We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 27, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$52,125	$62,828
Independent operator receivables and current portion of independent operator notes, net of allowance $11,551 and $5,770	15,511	16,051
Other accounts receivable, net of allowance $9 and $9	3,641	4,166
Merchandise inventories	417,846	394,152
Prepaid expenses and other current assets	28,335	26,701
Total current assets	517,458	503,898
Independent operator notes and receivables, net of allowance $14,015 and $12,709	41,207	36,441
Property and equipment, net	818,130	750,423
Operating lease right-of-use assets	1,123,785	1,014,678
Intangible assets, net	80,098	78,778
Goodwill	782,835	782,734
Other assets	5,125	6,869
Total assets	$3,368,638	$3,173,821
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$196,723	$175,871
Accrued and other current liabilities	62,452	55,240
Accrued compensation	27,453	19,687
Current portion of long-term debt	18,750	15,000
Current lease liabilities	80,468	72,905
Income and other taxes payable	12,848	10,921
Total current liabilities	398,694	349,624
Long-term debt, net	481,549	462,502
Deferred income tax liabilities, net	56,595	56,178
Long-term lease liabilities	1,230,632	1,106,219
Other long-term liabilities	2,561	1,914
Total liabilities	2,170,031	1,976,437
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 98,137,230 and 97,262,557 shares issued and outstanding, respectively	98	97
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	823,831	815,858
Retained earnings	374,678	381,429
Total stockholders' equity	1,198,607	1,197,384
Total liabilities and stockholders' equity	$3,368,638	$3,173,821
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$1,168,153	$1,108,183	$3,473,492	$3,273,647
Cost of sales	813,017	763,311	2,415,218	2,275,590
Gross profit	355,136	344,872	1,058,274	998,057
Selling, general and administrative expenses	331,016	304,586	998,858	931,103
Restructuring charges	1,296	—	46,328	—
Operating income	22,824	40,286	13,088	66,954
Interest expense, net	6,705	6,439	19,769	15,174
Income (loss) before income taxes	16,119	33,847	(6,681)	51,780
Income tax expense	4,514	9,669	70	14,626
Net income (loss) and comprehensive income (loss)	$11,605	$24,178	$(6,751)	$37,154
Basic earnings (net loss) per share	$0.12	$0.25	$(0.07)	$0.37
Diluted earnings (net loss) per share	$0.12	$0.24	$(0.07)	$0.37
Weighted-average shares outstanding:
Basic	98,160	98,359	97,921	99,140
Diluted	98,705	98,933	97,921	100,146
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2024	97,262,557	$97	$815,858	$381,429	$1,197,384
Exercise and vesting of share-based awards	742,511	1	53	—	54
Share-based compensation expense	—	—	5,458	—	5,458
Net loss and comprehensive loss	—	—	—	(23,317)	(23,317)
Balance at March 29, 2025	98,005,068	$98	$821,369	$358,112	$1,179,579
Exercise and vesting of share-based awards	98,227	0	342	—	342
Share-based compensation expense	—	—	1,960	—	1,960
Net income and comprehensive income	—	—	—	4,961	4,961
Balance as of June 28, 2025	98,103,295	$98	$823,671	$363,073	$1,186,842
Exercise and vesting of share-based awards	33,935	0	170	—	170
Share-based compensation benefit	—	—	(10)	—	(10)
Net income and comprehensive income	—	—	—	11,605	11,605
Balance as of September 27, 2025	98,137,230	$98	$823,831	$374,678	$1,198,607
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
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 Weeks Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income (loss)	$(6,751)	$37,154
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	78,089	66,730
Amortization of intangible and other assets	16,532	12,519
Amortization of debt issuance costs and debt discounts	683	683
Non-cash rent	6,146	3,561
Impairment of long-lived assets	11,511	—
Share-based compensation	7,408	16,806
Provision for independent operator and other accounts receivable reserves	9,278	3,137
Deferred income taxes	417	13,822
Other	1,377	915
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(5,288)	(2,035)
Merchandise inventories	(23,694)	(32,692)
Prepaid expenses and other assets	(1,157)	4,740
Income and other taxes payable	1,927	(3,425)
Trade accounts payable	21,566	(15,858)
Accrued and other liabilities	9,679	(32,134)
Accrued compensation	7,665	(11,672)
Operating lease liabilities	14,451	10,214
Net cash provided by operating activities	149,839	72,465
Cash flows from investing activities:
Advances to independent operators	(10,855)	(8,266)
Repayments of advances from independent operators	3,165	3,884
Business acquisition, net of cash and cash equivalents acquired	—	(60,526)
Purchases of property and equipment	(158,513)	(127,500)
Proceeds from sales of assets	—	17
Investments in intangible assets and licenses	(16,368)	(13,287)
Net cash used in investing activities	(182,571)	(205,678)
Cash flows from financing activities:
Proceeds from exercise of stock options	565	8,260
Proceeds from revolving credit facility	50,000	140,000
Principal payments on revolving credit facility	(20,000)	—
Principal payments on senior term loan due 2028	(7,500)	(3,750)
Principal payments on finance leases	(1,036)	(1,323)
Repurchase of common stock	—	(56,308)
Net cash provided by financing activities	22,029	86,879
Net decrease in cash and cash equivalents	(10,703)	(46,334)
Cash and cash equivalents at beginning of period	62,828	114,987
Cash and cash equivalents at end of period	$52,125	$68,653
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. As of September 27, 2025, we had 563 stores throughout California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Nevada, Maryland, New Jersey, Ohio, North Carolina, Georgia, Alabama, Delaware, Kentucky and Virginia.
Fiscal Year and Quarters — We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ended January 3, 2026 ("fiscal 2025") and December 28, 2024 ("fiscal 2024") consist of 53 weeks and 52 weeks, respectively. References to the third quarter of fiscal 2025 and the third quarter of fiscal 2024 refer to the 13 weeks ended September 27, 2025 and September 28, 2024, respectively. References to the second quarter of fiscal 2025 refer to the 13 weeks ended June 28, 2025. References to the first quarter of fiscal 2025 refer to the 13 weeks ended March 29, 2025.
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
There were no assets or liabilities measured at fair value on a recurring basis as of September 27, 2025 or December 28, 2024. Generally, long-lived assets are recorded at fair value on a non-recurring basis after the asset has been impaired. As of September 27, 2025 and December 28, 2024, certain long-lived assets were determined to be impaired and as such were measured at fair value at the time of the impairment determination. For the 13 and 39 weeks ended September 27, 2025, we recognized $0.7 million and $11.5 million of impairment of long-lived assets, respectively, of which less than $0.1 million and $7.9 million, respectively, resulted from the Restructuring Plan as defined in Note 11. See "Property and Equipment" and "Goodwill and Other Intangible Assets" within Note 1 to the consolidated financial statements in our 2024 Form 10-K for additional information. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the 13 and 39 weeks ended September 27, 2025.
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
The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	September 27, 2025		December 28, 2024
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Senior term loan (Level 2)	$280,299	$281,250	$287,502	$288,750
Revolving credit facility (Level 2)	$220,000	$220,000	$190,000	$190,000
_______________________
(1)The carrying amounts of the senior term loan as of September 27, 2025 and December 28, 2024 were net of debt issuance costs of $1.0 million and $1.2 million, respectively.
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
We did not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of September 27, 2025 and December 28, 2024.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $3.3 million and $4.1 million as of September 27, 2025 and December 28, 2024, respectively. Breakage amounts were immaterial for the 13 and 39 weeks ended September 27, 2025 and September 28, 2024, respectively.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods indicated (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Perishable (1)	$440,990	$412,243	$1,322,768	$1,216,688
Non-perishable (2)	727,163	695,940	2,150,724	2,056,959
Total net sales	$1,168,153	$1,108,183	$3,473,492	$3,273,647
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
We had 522, 491 and 486 stores operated by IOs as of September 27, 2025, December 28, 2024 and September 28, 2024, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the independent operator agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon 75 days' notice.

As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $1.11 billion and $1.05 billion for the 13 weeks ended September 27, 2025 and September 28, 2024, respectively, and $3.30 billion and $3.15 billion for the 39 weeks ended September 27, 2025 and September 28, 2024, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in selling, general and administrative expenses. IO commissions were $165.1 million and $157.0 million for the 13 weeks ended September 27, 2025 and September 28, 2024, respectively, and $496.5 million and $484.8 million for the 39 weeks ended September 27, 2025 and September 28, 2024, respectively. IO commissions of $6.2 million and $5.6 million were included in accrued and other current liabilities as of September 27, 2025 and December 28, 2024, respectively.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which were $82.3 million and $71.0 million, gross, as of September 27, 2025 and December 28, 2024, respectively. See Note 2 for additional information.
Recently Adopted Accounting Standards
No recently adopted accounting pronouncements had a material effect on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
ASU No. 2023-09 — In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"). ASU 2023-09 requires public entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements and disclosures.
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

ASU No. 2025-06 — In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) ("ASU 2025-06"). ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40, and therefore requires an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 further specify and clarify disclosure requirements for property, plant and equipment and intangibles, as well as supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. Further, the amendments in ASU 2025-06 should be applied using a transition approach that is prospective, modified based on the project status and whether software costs were capitalized before the adoption date, or retrospective. We are currently evaluating the impact on our consolidated financial statements and disclosures.
Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 4.00% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $3.6 million and $3.0 million as of September 27, 2025 and December 28, 2024, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of September 27, 2025 or December 28, 2024. Notes and receivables from our IOs participating in our Temporary Commission Adjustment Program ("TCAP"), as detailed below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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

Amounts due from IOs and the related allowances as of September 27, 2025 and December 28, 2024 consisted of the following (amounts in thousands):

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
September 27, 2025
Independent operator notes	$54,160	$(424)	$(12,701)	$41,035	$2,180	$38,855
Independent operator receivables	28,124	(11,127)	(1,314)	15,683	13,331	2,352
Total	$82,284	$(11,551)	$(14,015)	$56,718	$15,511	$41,207

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
December 28, 2024
Independent operator notes	$46,917	$(368)	$(11,454)	$35,095	$471	$34,624
Independent operator receivables	24,054	(5,402)	(1,255)	17,397	15,580	1,817
Total	$70,971	$(5,770)	$(12,709)	$52,492	$16,051	$36,441
A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Beginning balance	$23,178	$16,564	$18,479	$16,151
Provision for IO notes and IO receivables reserves	2,700	1,189	9,274	3,080
Write-off of uncollectible IO notes and IO receivables	(312)	(90)	(2,187)	(1,568)
Ending balance	$25,566	$17,663	$25,566	$17,663
The following table presents the outstanding gross balance of IO notes by fiscal year of origination and credit quality indicator as of September 27, 2025 (amounts in thousands):

	Fiscal Year of Origination
Credit Quality Indicator	2025 (YTD)	2024	2023	2022	2021	Prior	Total
TCAP	$2,591	$4,912	$4,277	$4,053	$1,267	$2,402	$19,502
Non-TCAP	5,258	5,059	3,471	3,928	2,841	3,100	23,657
New store	8,007	2,994	—	—	—	—	11,001
Total	$15,856	$12,965	$7,748	$7,981	$4,108	$5,502	$54,160
TCAP IO Notes
Notes of IOs participating in our TCAP represented 45.5% and 49.1% of total IO note balances, gross, as of September 27, 2025 and December 28, 2024, respectively.
A total of $2.0 million of IO notes were added into our TCAP during the 13 weeks ended September 27, 2025. The weighted-average contractual interest rate of these IO notes was 4.00% as of September 27, 2025, a reduction from the standard rate of 9.95%. In addition, $0.3 million of IO notes were transferred from TCAP to Non-TCAP during the 13 weeks ended September 27, 2025.
A total of $5.5 million of IO notes were added into our TCAP during the 39 weeks ended September 27, 2025. The weighted-average contractual interest rate of these IO notes was 4.00% as of September 27, 2025, a reduction from the standard rate of 9.95%. In addition, $2.2 million of IO notes were transferred from TCAP to Non-TCAP during the 39 weeks ended September 27, 2025.

Note 3. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	September 27, 2025	December 28, 2024
2023 Credit Agreement:
Senior term loan due 2028	$281,250	$288,750
Revolving credit facility	220,000	190,000
Long-term debt, gross	501,250	478,750
Less: Unamortized debt issuance costs	(951)	(1,248)
Long-term debt, less unamortized debt issuance costs	500,299	477,502
Less: Current portion	(18,750)	(15,000)
Long-term debt, net	$481,549	$462,502
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
Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio. As of September 27, 2025, interest on borrowings under the credit facilities was based on Term SOFR with interest periods ranging from one month to six months. The applicable margin was 2.25% on all borrowings.
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

Senior Term Loan due 2028
The senior term loan under the 2023 Credit Agreement had an interest rate of 6.57% as of September 27, 2025.
Revolving Credit Facility
The aggregate outstanding principal balance under the revolving credit facility was $220.0 million and $190.0 million as of September 27, 2025 and December 28, 2024, respectively. As of September 27, 2025, we had $5.1 million of outstanding letters of credit and $174.9 million of remaining borrowing capacity available under the revolving credit facility. Borrowings under the revolving credit facility had interest rates ranging from 6.51% to 6.59% as of September 27, 2025.
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
As of September 27, 2025, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of September 27, 2025 are as follows (amounts in thousands):

Remainder of fiscal 2025	$7,500
Fiscal 2026	15,000
Fiscal 2027	15,000
Fiscal 2028	463,750
Fiscal 2029 and thereafter	—
Total	$501,250

Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest on loans	$8,162	$7,871	$24,262	$20,638
Amortization of debt issuance costs and debt discounts	228	228	683	683
Interest on finance leases	50	90	164	269
Other	—	—	—	24
Interest income	(1,157)	(1,390)	(3,679)	(5,406)
Capitalized interest	(578)	(360)	(1,661)	(1,034)
Interest expense, net	$6,705	$6,439	$19,769	$15,174
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

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Shares repurchased	—	1,164,423	—	2,469,952
Amount repurchased (1)	$—	$25,035	$—	$55,394
Average repurchase price per share	$—	$21.50	$—	$22.43
_______________________
(1)Includes commissions for the shares repurchased during the 13 and 39 weeks ended September 28, 2024 and excludes excise tax due of $0.1 million under the Inflation Reduction Act of 2022 for the 13 and 39 weeks ended September 28, 2024.
As of September 27, 2025, we had $100.0 million of repurchase authority remaining under the 2024 Share Repurchase Program.

Note 5. Share-based Awards
For a discussion of our share-based incentive plans, refer to Note 8 to the consolidated financial statements in our 2024 Form 10-K.
Share-based Award Activity
During the 39 weeks ended September 27, 2025, we granted time-based stock options, which have a ten-year term and vest in annual installments over a three-year period, subject to continued employment. In addition, during the 39 weeks ended September 27, 2025, we granted a one-time, special new hire stock option award with a ten-year term to our President and Chief Executive Officer. Under this award, one-third of such stock options vest and become exercisable three years after the grant date, subject to continued employment. The remaining two-thirds of those stock options vest based upon the achievement of certain price targets of the Company's common stock during the three-year period following the grant date. Any options that vest based on achievement of stock price targets, regardless of when such options vest, will not be exercisable until the third anniversary of the grant date, subject to the recipient's continued employment at that time.
The fair value of stock option grants is determined on the grant date. For time-based stock options, a Black-Scholes valuation model is used to estimate the fair value of the awards. For market-based stock options, a Monte Carlo simulation model is used to estimate the fair value of the awards. Time-based stock options and market-based stock options granted during the 39 weeks ended September 27, 2025 had weighted-average grant date fair values per share of $5.80 and $4.65, respectively.
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
•Expected volatility — For stock option awards where we have sufficient historical data available from which to derive stock price volatility input assumptions, we calculate the expected stock price volatility for our common stock based on our historical volatility data over a time frame consistent with the expected life of the awards. Certain stock option awards were granted prior to having sufficient historical data available from which to derive stock price volatility input assumptions. Consequently, the stock price volatility for these awards was estimated by using a time-weighted average methodology, placing proportional weight on our volatility over our available trading history and the average volatility of industry peers over the expected term. Industry peers consisted of several public companies in our industry which were of similar size, complexity and stage of development.
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
The grant date fair value of time-based stock options awarded during the 39 weeks ended September 27, 2025 was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

39 Weeks Ended
September 27, 2025
Expected volatility	43.4%
Risk-free interest rate	4.0%
Dividend yield	—%
Expected term (in years)	6.03

The following table summarizes stock option activity under all equity incentive plans during the 39 weeks ended September 27, 2025:

	Time-Based Stock Options		Market-Based and Performance-Based Stock Options
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 28, 2024	879,357	$19.98	99,384	$10.25
Granted	1,336,588	12.11	166,667	11.87
Exercised	(38,731)	11.23	(22,640)	5.73
Forfeited	(382,016)	18.40	—	—
Options outstanding as of September 27, 2025	1,795,198	$14.65	243,411	$11.78
Options vested and exercisable as of September 27, 2025	592,600	$19.73	76,744	$11.59
The following table summarizes time-based restricted stock unit ("RSU") activity under all equity incentive plans during the 39 weeks ended September 27, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 28, 2024	1,179,071	$22.93
Granted	1,265,972	12.23
Vested	(494,183)	24.30
Forfeited	(396,152)	16.83
Unvested balance as of September 27, 2025	1,554,708	$15.33

The following table summarizes performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the 39 weeks ended September 27, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 28, 2024	791,884	$27.83
Granted (1)	937,533	12.04
Adjustment for expected performance achievement (2)	(674,199)	17.63
Vested	(320,430)	29.18
Forfeited	(157,360)	17.17
Unvested balance as of September 27, 2025 (3)	577,428	$16.26
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the year-to-date adjustment to previously granted PSUs based on performance expectations as of September 27, 2025.
(3)Up to an additional 2,319,623 PSUs could potentially be included if the actual performance level achievement exceeds the current expected target performance level of achievement (with 200% being the maximum performance level achievement).
Share-based Compensation Expense (Benefit)
We recognize compensation expense (benefit) for stock options, RSUs and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the achievement of the grant's service or performance vesting requirements is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense (benefit) consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Time-based stock options	$555	$—	$1,262	$11
Market-based and performance-based stock options	64	—	149	—
RSUs	3,137	3,079	9,274	9,641
PSUs	(3,766)	(1,416)	(3,277)	7,154
Share-based compensation expense (benefit)	$(10)	$1,663	$7,408	$16,806

Note 6. Income Taxes
Our income tax expense and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Income tax expense	$4,514	$9,669	$70	$14,626
Effective income tax rate	28.0%	28.6%	(1.0)%	28.2%
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective fiscal quarter. Our effective income tax rate for the 13 weeks ended September 27, 2025 was higher than the combined U.S. federal and state statutory income tax rates primarily due to limitations of deductions for certain employees under Internal Revenue Code Section 162(m) (the "Code"), partially offset by the benefit of certain acquisition related deductions. Our effective income tax rate for the 39 weeks ended September 27, 2025 was lower than the combined U.S. federal and state statutory income tax rates primarily due to changes in our level of earnings and the benefit of certain acquisition related deductions, partially offset by limitations of deductions for certain employees under the Code and a reduction in the tax benefit from share-based compensation.
The change in our effective income tax rate for the 13 weeks ended September 27, 2025 compared to the 13 weeks ended September 28, 2024 was primarily due to the benefit of certain acquisition related deductions, partially offset by a reduction in the tax benefit from share-based compensation. The change in our effective income tax rate for the 39 weeks ended September 27, 2025 compared to the 39 weeks ended September 28, 2024 was primarily driven by the change in earnings, partially offset by a reduction in the tax benefit from share-based compensation.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our condensed consolidated statements of operations and comprehensive income (loss) and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of September 27, 2025 and December 28, 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The OBBBA did not have a material impact to the effective tax rate for the 13 and 39 weeks ended September 27, 2025, and we do not expect the OBBBA to have a material impact on our effective tax rate for the current fiscal year.
Note 7. Related Party Transactions
Related Party Leases
As of September 27, 2025 and September 28, 2024, we leased 14 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of the Board and former Chief Executive Officer (who also served as Interim President and Chief Executive Officer for a portion of fiscal 2024 and the 39 weeks ended September 27, 2025), or his family, had a direct or indirect financial interest. As of September 27, 2025, the right-of-use assets and lease liabilities related to these properties were $45.7 million and $50.8 million, respectively. As of December 28, 2024, the right-of-use assets and lease liabilities related to these properties were $38.7 million and $43.8 million, respectively. These related parties received aggregate lease payments from us of $1.9 million and $1.9 million for the 13 weeks ended September 27, 2025 and September 28, 2024, respectively, and $5.7 million and $5.5 million for the 39 weeks ended September 27, 2025 and September 28, 2024, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $82.3 million and $71.0 million as of September 27, 2025 and December 28, 2024, respectively. See Note 2 for additional information.

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
On January 30, 2025, a federal securities class action lawsuit, captioned Liberato v. Grocery Outlet Holding Corp., et al., Case No. 25-cv-00957, was filed in the U.S. District Court in the Northern District of California against Grocery Outlet Holding Corp. and certain of its former officers purportedly on behalf of purchasers of our common stock between November 7, 2023 and May 7, 2024 (the "Liberato Lawsuit"). On March 28, 2025, a second and related federal securities class action lawsuit, captioned Cavanaugh v. Grocery Outlet Holding Corp., et al., Case No. 25-cv-2886, was filed in the U.S. District Court in the Northern District of California against the same defendants on behalf of purchasers of our common stock between August 8, 2023 and October 29, 2024 (the "Cavanaugh Lawsuit," and together with the Liberato Lawsuit, the "Class Action Lawsuits"). The Class Action Lawsuits allege that the defendants violated federal securities laws by making materially false and misleading statements and/or failing to disclose material adverse facts regarding our transition to new and upgraded internal systems. The Class Action Lawsuits seek remedies under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including an undisclosed amount of monetary damages, interest, fees and other costs. On March 31, 2025, the plaintiff who filed the Cavanaugh Lawsuit filed a motion to consolidate both actions and to be appointed as lead plaintiff. On June 3, 2025, the Class Action Lawsuits were consolidated in the U.S. District Court in the Northern District of California (the "Consolidated Class Action Lawsuit"). The lead plaintiff filed an amended complaint in the Consolidated Class Action Lawsuit on August 19, 2025, and the Company filed its motion to dismiss on October 21, 2025. A hearing on the Company’s motion to dismiss is scheduled for March 19, 2026.
On April 28, 2025, a federal stockholder derivative lawsuit, captioned Conners v. Sheedy, et al., Case No. 25-cv-03697, was filed in the U.S. District Court in the Northern District of California against certain of the Company’s directors and two of its former officers purportedly on behalf of the Company. On May 2, 2025, a second federal stockholder derivative lawsuit, captioned Jackson v. Lindberg, et. al., Case No. 25-cv-03843, was filed in the U.S. District Court in the Northern District of California against certain of the Company’s directors and two of its former officers purportedly on behalf of the Company. These stockholder derivative lawsuits are collectively referred to as the “Derivative Lawsuits.” The Derivative Lawsuits allege claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and for violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, based on similar allegations to those at issue in the Class Action Lawsuits. The Derivative Lawsuits seek, among other relief, undisclosed damages, restitution, fees and other costs, and the institution of corporate governance reforms. On July 14, 2025, the parties in the Derivative Lawsuits stipulated to consolidate the Derivative Lawsuits in the U.S. District Court in the Northern District of California and stay the consolidated Derivative Lawsuits pending resolution of the Company’s motion to dismiss in the Consolidated Class Action Lawsuit discussed above. On July 29, 2025, the court granted the parties' stipulation, consolidating the Derivatives Lawsuits and staying the consolidated derivative action pending resolution of the Company's motion to dismiss the Consolidated Class Action Lawsuit.
We intend to defend the Consolidated Class Action Lawsuit and the Derivative Lawsuits vigorously.
We are unable to determine the probability of the outcome of the Consolidated Class Action Lawsuit or the Derivative Lawsuits, and the possible range of losses is not reasonably estimable.

Note 9. Earnings (Net Loss) Per Share
The following table sets forth the calculation of basic and diluted earnings (net loss) per share (amounts in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator
Net income (loss) and comprehensive income (loss)	$11,605	$24,178	$(6,751)	$37,154
Denominator
Weighted-average shares outstanding – basic	98,160	98,359	97,921	99,140
Effect of dilutive options (1)	67	465	—	787
Effect of dilutive RSUs and PSUs (1)	478	109	—	219
Weighted-average shares outstanding – diluted (2)	98,705	98,933	97,921	100,146
Earnings (net loss) per share:
Basic	$0.12	$0.25	$(0.07)	$0.37
Diluted	$0.12	$0.24	$(0.07)	$0.37
_______________________
(1)We are required to include in diluted weighted-average shares outstanding contingently issuable shares that would be exercisable or issued, assuming the end of our reporting period was the end of the relevant market-based option award or PSU award contingency period.
(2)For the 39 weeks ended September 27, 2025, there is no difference in the weighted-average shares outstanding used in the above calculations due to the Company's net loss.
The following weighted-average common share equivalents were excluded from the calculation of diluted earnings (net loss) per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Stock options	1,670	753	1,564	251
RSUs	285	821	834	685
Total	1,955	1,574	2,398	936

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
Information for the segment, including the significant expenses regularly reviewed by the CODM, is provided in the following tables for the periods indicated (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$1,168,153	$1,108,183	$3,473,492	$3,273,647
Less:
Cost of sales (1)	811,438	762,201	2,410,782	2,272,516
Commission expenses (2)	165,042	156,942	496,453	484,781
Other selling expenses (3)	78,254	70,084	231,749	195,051
General and administrative expenses (4)	55,919	49,192	173,063	158,290
Restructuring charges (5)	1,296	—	46,328	—
Other segment items (6)	(10)	1,663	7,408	16,806
Depreciation and amortization expenses	33,390	27,815	94,621	79,249
Interest income	(1,735)	(1,750)	(5,340)	(6,440)
Interest expense	8,440	8,189	25,109	21,614
Income tax expense	4,514	9,669	70	14,626
Net income (loss) and comprehensive income (loss)	$11,605	$24,178	$(6,751)	$37,154
_______________________
(1)Cost of sales includes merchandise costs, inventory markdowns, inventory losses, transportation costs and distribution and warehousing costs and excludes depreciation and amortization expenses, which were $1.6 million and $1.1 million for the 13 weeks ended September 27, 2025 and September 28, 2024, respectively, and $4.4 million and $3.1 million for the 39 weeks ended September 27, 2025 and September 28, 2024, respectively.
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
(6)Other segment items represents share-based compensation expense (benefit).

	39 Weeks Ended
	September 27, 2025	September 28, 2024
Purchases of property and equipment	$158,513	$127,500
Investments in intangible assets and licenses	16,368	13,287
Total capital expenditures	$174,881	$140,787

Note 11. Restructuring Plan
We initiated a restructuring plan during the fourth quarter of fiscal 2024, with continued implementation in fiscal 2025, intended to improve our long-term profitability, cash flow generation and return on invested capital, optimize the footprint of new store growth, and lower our cost base (the "Restructuring Plan"). Under the Restructuring Plan:
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
The following table summarizes charges incurred related to the Restructuring Plan for the 13 and 39 weeks ended September 27, 2025 and for the cumulative-to-date period ended September 27, 2025 since the initiation of the Restructuring Plan (in thousands). The actions under the Restructuring Plan were substantially completed in the second quarter of fiscal 2025.

	13 Weeks Ended (1)	39 Weeks Ended (1)	Cumulative (2)
	September 27, 2025	September 27, 2025	September 27, 2025
Cash restructuring charges:
Lease termination costs	$1,286	$35,398	$35,398
Employee severance and benefit costs	—	1,532	1,532
Legal, professional and other costs	3	1,525	1,525
Total cash restructuring costs	1,289	38,455	38,455
Non-cash impairment and disposal of long-lived assets	7	7,873	23,761
Total restructuring charges	$1,296	$46,328	$62,216
_______________________
(1)All costs incurred related to the Restructuring Plan during the 13 and 39 weeks ended September 27, 2025 are included in Restructuring charges on the condensed consolidated statements of operations and comprehensive income (loss).
(2)Cumulative-to-date since the initiation of the Restructuring Plan during the fourth quarter of fiscal 2024.
The following table summarizes the restructuring liability activity for the Restructuring Plan during the 39 weeks ended September 27, 2025 (in thousands):

	Lease Termination Costs	Employee Severance and Benefit Costs	Legal, Professional and Other Costs	Total
Balance at December 28, 2024	$—	$—	$—	$—
Cash restructuring charges	35,398	1,532	1,525	38,455
Cash payments	(35,398)	(1,532)	(1,199)	(38,129)
Balance at September 27, 2025	$—	$—	$326	$326

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q, and the audited consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2024 Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other sections of this report. See "Special Note Regarding Forward-Looking Statements" in this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ended January 3, 2026 (“fiscal 2025”) and December 28, 2024 ("fiscal 2024") consist of 53 weeks and 52 weeks, respectively. References to the third quarter of fiscal 2025 and the third quarter of fiscal 2024 refer to the 13 weeks ended September 27, 2025 and September 28, 2024, respectively. References to the second quarter of fiscal 2025 refer to the 13 weeks ended June 28, 2025. References to the first quarter of fiscal 2025 refer to the 13 weeks ended March 29, 2025.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a high-growth, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Our Grocery Outlet stores are primarily run by entrepreneurial independent operators ("IOs") who create a neighborhood feel through personalized customer service and a localized product offering. As of September 27, 2025, we had 563 stores in California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Nevada, Maryland, New Jersey, Ohio, North Carolina, Georgia, Alabama, Delaware, Kentucky and Virginia.
Recent Trends and Developments
The extent of the continuing impact of the factors set forth below on our operational and financial performance will depend on many factors, including certain factors outside of our control.
Macroeconomic Conditions and Regulatory Developments. Over the past several years, our business has been and continues to be impacted by macroeconomic conditions including supply chain and labor challenges, inflation and subsequent disinflation, tariffs, and changes in consumer behavior, and our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. In recent periods, comparable store sales have been negatively impacted by decreased average transaction size. We are actively pursuing initiatives to increase average transaction size through our deployment of enhanced in-store merchandising and execution to further improve the shopping experience.
Tariffs, such as those recently implemented or proposed by the U.S. government on goods imported from China and certain other countries, may result in cost increases on some of the products we sell, such as fresh meat and general merchandise that we import from impacted countries, as well as the materials and supplies we use for store construction. Tariffs may also negatively affect consumer sentiment. The tariff environment remains highly dynamic and specific tariffs applicable to our business continue to evolve. While we are regularly re-evaluating the potential impact of implemented and proposed tariffs, the short-term impact of price increases due to tariffs is largely dependent on our ability to negotiate with suppliers, opportunities to change sources of supply, our assortment decisions and whether or not we pass the effects through to our customers, which will largely depend upon competitive market conditions. It is reasonably possible that new or additional tariffs will be periodically implemented or proposed given the current global trade environment. Sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of tensions between the U.S. and its trading partners has and could continue to adversely impact the stability of global financial markets and result in a global economic slowdown and long-term changes to global trade, which could in turn have a material adverse impact on our business and financial condition.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. We expect the OBBBA to have favorable impacts on our current year cash taxes payable and immaterial impacts to our effective tax rate.

On October 1, 2025, the U.S. Government entered a shutdown, which is ongoing as of this filing. This shutdown has adversely impacted the disbursement of benefits from federally-funded assistance programs that many of our customers depend on, including the Supplemental Nutrition Assistance Program (“SNAP”), and a prolonged shutdown could continue to adversely impact future disbursements. During the last fiscal year, approximately 9% of our net sales were in the form of Electronic Benefits Transfer payments and a substantial portion of these payments may be related to benefits associated with SNAP. In addition, a prolonged shutdown could delay our ability to register and participate in SNAP for future new stores that we open. We are closely monitoring the known and potential impacts of the shutdown, which if prolonged, could affect the spending habits of our customers and adversely impact our business performance and results of operations.
Pricing Competition. During the last few years we have observed an increase in promotional and pricing activities from key competitors, putting further pressure on our relative value proposition, which in turn, has resulted in our increased efforts to actively negotiate costs and adjust prices to sharpen our value proposition.
Restructuring Plan. We initiated a restructuring plan during the fourth quarter of fiscal 2024, with continued implementation in fiscal 2025, intended to improve long-term profitability, cash flow generation and return on invested capital, optimize the footprint of new store growth and lower our cost base (the "Restructuring Plan"). The Restructuring Plan included (i) the termination of a total of 28 leases for unopened stores in suboptimal locations and the discontinued development of certain future store sites where we had incurred initial costs, but leases had not yet been signed, (ii) the cancellation of certain capital-intensive warehouse projects and (iii) a reduction in headcount in building a more scalable cost structure. As of September 27, 2025, we incurred total costs under the Restructuring Plan of $62 million, of which $38 million were cash expenditures. All costs incurred during the third quarter and first three quarters of fiscal 2025 are included in Restructuring charges on the condensed consolidated statements of operations and comprehensive income (loss). The actions under the Restructuring Plan were substantially completed in the second quarter of fiscal 2025.
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
Our new store growth efforts are focused on organic growth combined with complementary real estate opportunities that align with our long-term geographic expansion and store growth strategies. Complementary growth opportunities may include expanding strategic relationships with large property owners, evaluating acquisitions of opportunistic real estate that become available through consolidation in the retail sector, and exploring strategic regional acquisitions of operating businesses. On April 1, 2024, we acquired The Bargain Barn, Inc., a Tennessee corporation doing business as United Grocery Outlet ("United Grocery Outlet"), which included 40 stores in six adjacent states we did not operate in as of such date (Tennessee, North Carolina, Georgia, Alabama, Kentucky and Virginia) and a company-operated distribution center. The acquisition provides us with the opportunity to scale in a new region and is a platform for potential future expansion in the Southeast. Our near-term integration focus is expanding the assortment, investing in store refreshes and new fixtures and introducing some of our marketing programs to the Southeast region. We opened 35 stores and closed 5 stores in the first three quarters of fiscal 2025 and plan to open 37 net new stores in fiscal 2025.
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
Private Label Products. We introduced our private label products in stores beginning in the third quarter of fiscal 2024, with approximately 400 new private-label SKUs across various grocery, deli, frozen, general merchandise and wine categories introduced through the third quarter of fiscal 2025. Our private label products are intended to foster customer loyalty through both everyday commodity staples and unique items exclusive to us. In addition to providing better value and inventory consistency for our customers, our private label products generally deliver higher margins for us and our IOs.

Key Factors and Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key financial measures we use in accordance with accounting principles generally accepted in the United States of America ("GAAP") are net sales, gross profit and gross margin, selling, general and administrative expenses ("SG&A"), operating income, net income (loss) and comprehensive income (loss) and earnings (net loss) per share. The key operational metrics and non-GAAP financial measures we use are number of new stores, comparable store sales, EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share.
Third Quarter of Fiscal 2025 Overview
Key financial and operating performance results for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 were as follows:
•Net sales increased 5.4% to $1.17 billion from $1.11 billion in the third quarter of fiscal 2024.
•Comparable store sales increased by 1.2%, driven by a 1.8% increase in the number of transactions, partially offset by a 0.6% decrease in average transaction size.
•Gross margin decreased by 70 basis points to 30.4%, compared to gross margin of 31.1% in the third quarter of fiscal 2024.
•We opened 13 new stores and closed 2 stores, ending the third quarter of fiscal 2025 with 563 stores in 16 states.
•SG&A increased by 8.7% to $331.0 million, or 28.3% of net sales.
•Operating income was $22.8 million, which included $1.3 million in charges during the quarter related to the Restructuring Plan (see Note 11 to the condensed consolidated financial statements for additional information).
•Net income was $11.6 million, or $0.12 per diluted share, compared to net income of $24.2 million, or $0.24 per diluted share, in the third quarter of fiscal 2024.
•Adjusted net income(1) decreased 25.7% to $20.7 million, or $0.21 diluted adjusted earnings per share(1), compared to $27.9 million, or $0.28 diluted adjusted earnings per share, in the third quarter of fiscal 2024.
•Adjusted EBITDA(1) was $66.7 million compared to $72.3 million in the third quarter of fiscal 2024.
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
Gross Profit and Gross Margin
Gross profit is equal to our net sales less our cost of sales, which includes, among other things, merchandise costs, inventory markdowns, inventory losses, transportation costs and distribution and warehousing costs, including depreciation. Gross margin is gross profit as a percentage of our net sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is impacted by product mix and availability, as some products generally provide higher gross margins, and by our merchandise costs, which can vary. Gross margin is also impacted by the costs of distributing and transporting product to our stores, which can vary. Our gross profit is variable in nature and generally follows changes in net sales. While our disciplined buying approach has produced consistent gross margins throughout economic cycles, which we believe has helped to mitigate adverse impacts on gross profit and results of operations, changes in consumer demand as a result of macroeconomic conditions, including inflationary cost increases for goods, labor and transportation, supply chain constraints and changes in discretionary income, have resulted and could continue to result in higher variability to our gross margins. The components of our cost of sales, as well as our gross profit and gross margin, may not be comparable to the same or similar measures of our competitors and other retailers.
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
Operating Income
Operating income is gross profit less SG&A. Operating income excludes interest expense, net and income tax expense. We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

Results of Operations
The following table summarizes key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended
	September 27, 2025		September 28, 2024
	Amount	% of Net Sales (1)	Amount	% of Net Sales (1)	$ Change	% Change
Net sales	$1,168,153	100.0%	$1,108,183	100.0%	$59,970	5.4%
Cost of sales	813,017	69.6%	763,311	68.9%	49,706	6.5%
Gross profit	355,136	30.4%	344,872	31.1%	10,264	3.0%
Selling, general and administrative expenses	331,016	28.3%	304,586	27.5%	26,430	8.7%
Restructuring charges	1,296	0.1%	—	—%	1,296	100.0%
Operating income	22,824	2.0%	40,286	3.6%	(17,462)	(43.3)%
Interest expense, net	6,705	0.6%	6,439	0.6%	266	4.1%
Income before income taxes	16,119	1.4%	33,847	3.1%	(17,728)	(52.4)%
Income tax expense	4,514	0.4%	9,669	0.9%	(5,155)	(53.3)%
Net income and comprehensive income	$11,605	1.0%	$24,178	2.2%	$(12,573)	(52.0)%

	39 Weeks Ended
	September 27, 2025		September 28, 2024
	Amount	% of Net Sales (1)	Amount	% of Net Sales (1)	$ Change	% Change
Net sales	$3,473,492	100.0%	$3,273,647	100.0%	$199,845	6.1%
Cost of sales	2,415,218	69.5%	2,275,590	69.5%	139,628	6.1%
Gross profit	1,058,274	30.5%	998,057	30.5%	60,217	6.0%
Selling, general and administrative expenses	998,858	28.8%	931,103	28.4%	67,755	7.3%
Restructuring charges	46,328	1.3%	—	—%	46,328	100.0%
Operating income	13,088	0.4%	66,954	2.0%	(53,866)	(80.5)%
Interest expense, net	19,769	0.6%	15,174	0.5%	4,595	30.3%
Income (loss) before income taxes	(6,681)	(0.2)%	51,780	1.6%	(58,461)	*
Income tax expense	70	—%	14,626	0.4%	(14,556)	(99.5)%
Net income (loss) and comprehensive income (loss)	$(6,751)	(0.2)%	$37,154	1.1%	$(43,905)	*
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
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share
EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are non-GAAP financial measures that are supplemental key metrics used by management and our Board of Directors to assess our financial performance. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are also frequently used by analysts, investors and other interested parties to evaluate us and other companies in our industry. Management believes it is useful to investors and analysts to evaluate these non-GAAP financial measures on the same basis as management uses to evaluate our operating results. We use these non-GAAP financial measures to supplement GAAP financial measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. In addition, we use adjusted EBITDA to supplement GAAP financial measures of performance to evaluate our performance in connection with compensation decisions. We believe that excluding items from operating income, net income (loss) and earnings (net loss) per diluted share that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides additional information for analyzing trends in our business.
We define EBITDA as net income (loss) before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense (benefit), asset impairment and gain or loss on disposition, acquisition and integration costs, costs related to the amortization of inventory purchase accounting asset step-ups, restructuring charges, and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income (loss) adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for the amortization of property and equipment purchase accounting asset step-ups and deferred financing costs, tax adjustment to normalize the effective tax rate, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted-average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted-average shares outstanding. These non-GAAP financial measures may not be comparable to similar measures reported by other companies and have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP financial measures through the use of various GAAP measures. In the future, we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of these non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive such non-GAAP measures.

The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Other Financial and Operations Data
Number of new stores (1)	13	5	35	62
Number of stores open at end of period	563	529	563	529
Comparable store sales increase (2)	1.2%	1.2%	0.9%	2.6%
EBITDA (3)	$56,214	$68,101	$107,709	$146,203
Adjusted EBITDA (3)	$66,668	$72,258	$186,300	$179,531
Adjusted net income (3)	$20,687	$27,853	$56,460	$61,757
_______________________
(1)For the 39 weeks ended September 28, 2024, includes the addition of 40 stores from acquisition of United Grocery Outlet.
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

GAAP to Non-GAAP Reconciliations
The following tables provide reconciliations from our GAAP net income (loss) to EBITDA and adjusted EBITDA, GAAP net income (loss) to adjusted net income, and our GAAP earnings (net loss) per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss)	$11,605	$24,178	$(6,751)	$37,154
Interest expense, net	6,705	6,439	19,769	15,174
Income tax expense	4,514	9,669	70	14,626
Depreciation and amortization expenses	33,390	27,815	94,621	79,249
EBITDA	56,214	68,101	107,709	146,203
Share-based compensation expense (benefit) (1)	(10)	1,663	7,408	16,806
Asset impairment and gain or loss on disposition (2)	1,046	216	5,015	961
Acquisition and integration costs (3)	551	760	1,038	8,346
Amortization of purchase accounting assets (4)	—	—	—	839
Restructuring charges (5)	1,296	—	46,328	—
Other (6)	7,571	1,518	18,802	6,376
Adjusted EBITDA	$66,668	$72,258	$186,300	$179,531

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss)	$11,605	$24,178	$(6,751)	$37,154
Share-based compensation expense (benefit) (1)	(10)	1,663	7,408	16,806
Asset impairment and gain or loss on disposition (2)	1,046	216	5,015	961
Acquisition and integration costs (3)	551	760	1,038	8,346
Amortization of purchase accounting assets and deferred financing costs (4)	1,268	1,389	3,805	4,939
Restructuring charges (5)	1,296	—	46,328	—
Other (6)	7,571	1,518	18,802	6,376
Tax adjustment to normalize effective tax rate (7)	(649)	(600)	2,736	(1,308)
Tax effect of total adjustments (8)	(1,991)	(1,271)	(21,921)	(11,517)
Adjusted net income	$20,687	$27,853	$56,460	$61,757

GAAP earnings (net loss) per share:
Basic	$0.12	$0.25	$(0.07)	$0.37
Diluted	$0.12	$0.24	$(0.07)	$0.37
Adjusted earnings per share:
Basic	$0.21	$0.28	$0.58	$0.62
Diluted	$0.21	$0.28	$0.57	$0.62
Weighted-average shares outstanding:
Basic	98,160	98,359	97,921	99,140
Diluted (9)	98,705	98,933	97,921	100,146
Non-GAAP weighted-average shares outstanding:
Basic	98,160	98,359	97,921	99,140
Diluted (10)	98,705	98,933	98,464	100,146

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
(6)Represents other non-recurring, non-cash or non-operational items, such as certain personnel-related hiring and termination costs of $2.1 million and $7.4 million for the 13 and 39 weeks ended September 27, 2025, respectively, system implementation costs of $1.9 million and $4.2 million for the 13 and 39 weeks ended September 27, 2025, respectively, strategic project costs of $3.0 million and $4.1 million for the 13 and 39 weeks ended September 27, 2025, respectively, store closing costs, costs related to employer payroll taxes associated with equity awards, legal settlements and other legal expenses and miscellaneous costs.
(7)Represents adjustments to normalize the effective tax rate for the impact of unusual or infrequent tax items that we do not consider in our evaluation of ongoing performance, including excess tax benefits or shortfalls related to stock option exercises and vesting of time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") that are recorded in earnings as discrete items in the reporting period in which they occur.
(8)Represents the tax effect of the total adjustments. We calculate the tax effect of the total adjustments on a discrete basis excluding any non-recurring and unusual tax items.
(9)As discussed in Note 9 to the condensed consolidated financial statements, for the 39 weeks ended September 27, 2025, there is no difference in the weighted-average shares outstanding used to calculate the basic and diluted GAAP net loss per share due to the Company's net loss.
(10)To calculate diluted adjusted earnings per share, we adjusted the weighted-average shares outstanding for the dilutive effect of all potential shares of common stock.
Comparison of the 13 and 39 weeks ended September 27, 2025 and September 28, 2024 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended				39 Weeks Ended
	September 27, 2025	September 28, 2024	$ Change	% Change	September 27, 2025	September 28, 2024	$ Change	% Change
Net sales	$1,168,153	$1,108,183	$59,970	5.4%	$3,473,492	$3,273,647	$199,845	6.1%
The increases in net sales for the 13 and 39 weeks ended September 27, 2025 were primarily attributable to the addition of 34 net new stores opened over the last 12 months as well as an increase in comparable store sales.
Comparable store sales increased 1.2% for the 13 weeks ended September 27, 2025, driven by a 1.8% increase in the number of transactions, partially offset by a 0.6% decrease in average transaction size. For the 39 weeks ended September 27, 2025, comparable store sales increased 0.9%, driven by a 1.9% increase in the number of transactions, partially offset by a 1.0% decrease in average transaction size.

Gross Profit and Gross Margin

	13 Weeks Ended				39 Weeks Ended
	September 27, 2025	September 28, 2024	$ Change	% Change	September 27, 2025	September 28, 2024	$ Change	% Change
Gross profit	$355,136	$344,872	$10,264	3.0%	$1,058,274	$998,057	$60,217	6.0%
Gross margin	30.4%	31.1%			30.5%	30.5%
The increases in gross profit for the 13 and 39 weeks ended September 27, 2025 were primarily the result of the addition of 34 net new stores opened over the last 12 months combined with increases in comparable store sales.
For the 13 weeks ended September 27, 2025, gross margin declined largely due to pricing adjustments on everyday staples designed to support our value proposition and appeal to the bargain-minded customer and supply chain investments. For the 39 weeks ended September 27, 2025, gross margin remained flat.
Selling, General and Administrative Expenses

	13 Weeks Ended				39 Weeks Ended
	September 27, 2025	September 28, 2024	$ Change	% Change	September 27, 2025	September 28, 2024	$ Change	% Change
SG&A	$331,016	$304,586	$26,430	8.7%	$998,858	$931,103	$67,755	7.3%
% of net sales	28.3%	27.5%			28.8%	28.4%
The increase in SG&A for the 13 weeks ended September 27, 2025 includes $19.7 million in higher store-related expenses driven primarily by higher commissions, store occupancy costs, and depreciation. Also contributing to the increase in SG&A was an increase of $6.8 million in corporate-related expenses due primarily to higher incentive compensation, software amortization and other costs to support the continued growth of the business. As a percentage of net sales, SG&A increased compared to the prior year due primarily to the aforementioned factors.
The increase in SG&A for the 39 weeks ended September 27, 2025 includes $58.0 million in higher store-related expenses driven primarily by higher store occupancy costs, commissions, depreciation, personnel costs from Company-operated stores acquired in the United Grocery Outlet transaction in April of last year, and bad debt reserves. Also contributing to the increase in SG&A was an increase of $9.8 million in higher corporate-related expenses due primarily to higher software amortization, insurance, severance and other costs to support the continued growth of the business, partially offset by acquisition costs in the prior year. As a percentage of net sales, SG&A increased compared to the prior year due primarily to the aforementioned factors, partially offset by a decrease from elective commission support we provided to operators in the prior year related to the systems conversion.
Restructuring Charges

	13 Weeks Ended				39 Weeks Ended
	September 27, 2025	September 28, 2024	$ Change	% Change	September 27, 2025	September 28, 2024	$ Change	% Change
Restructuring charges	$1,296	$—	$1,296	100.0%	$46,328	$—	$46,328	100.0%
% of net sales	0.1%	—%			1.3%	—%
Restructuring charges for the 39 weeks ended September 27, 2025 included lease termination costs, non-cash impairment and disposal of long-lived assets, employee severance and benefit costs and legal, professional and other costs related to the Restructuring Plan (see Note 11 to the condensed consolidated financial statements for additional information).

Interest Expense, Net

	13 Weeks Ended				39 Weeks Ended
	September 27, 2025	September 28, 2024	$ Change	% Change	September 27, 2025	September 28, 2024	$ Change	% Change
Interest expense, net	$6,705	$6,439	$266	4.1%	$19,769	$15,174	$4,595	30.3%
% of net sales	0.6%	0.6%			0.6%	0.5%
The increases in net interest expense for the 13 and 39 weeks ended September 27, 2025 were primarily driven by higher average principal debt outstanding during the 13 and 39 weeks ended September 27, 2025, partially offset by lower average interest rates on these borrowings during the 13 and 39 weeks ended September 27, 2025.
Income Tax Expense

	13 Weeks Ended				39 Weeks Ended
	September 27, 2025	September 28, 2024	$ Change	% Change	September 27, 2025	September 28, 2024	$ Change	% Change
Income tax expense	$4,514	$9,669	$(5,155)	(53.3)%	$70	$14,626	$(14,556)	(99.5)%
% of net sales	0.4%	0.9%			—%	0.4%
Effective income tax rate	28.0%	28.6%			(1.0)%	28.2%
The decrease in income tax expense for the 13 weeks ended September 27, 2025 was primarily due to the change in earnings in the current period, partially offset by an increase in our estimated annual effective tax rate for fiscal 2025, driven by changes in forecasted annual income. The decrease in income tax expense for the 39 weeks ended September 27, 2025 was primarily due to the change in earnings in the current period, partially offset by a reduction in the tax benefit from share-based compensation during the 39 weeks ended September 27, 2025.
The change in our effective income tax rate for the 13 weeks ended September 27, 2025 compared to the 13 weeks ended September 28, 2024 was primarily due to the benefit of certain acquisition related deductions, partially offset by a reduction in the tax benefit from share-based compensation. The change in our effective income tax rate for the 39 weeks ended September 27, 2025 compared to the 39 weeks ended September 28, 2024 was primarily driven by the change in earnings, partially offset by a reduction in the tax benefit from share-based compensation.
On July 4, 2025, the OBBBA was signed into law. The OBBBA includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We expect the OBBBA to have favorable impacts on our current year cash taxes payable and immaterial impacts to our effective tax rate.

Net Income (Loss)

	13 Weeks Ended				39 Weeks Ended
	September 27, 2025	September 28, 2024	$ Change	% Change (1)	September 27, 2025	September 28, 2024	$ Change	% Change
Net income (loss)	$11,605	$24,178	$(12,573)	(52.0)%	$(6,751)	$37,154	$(43,905)	*
% of net sales	1.0%	2.2%			(0.2)%	1.1%
_______________________
*    Represents a change that is not meaningful.
As a result of the foregoing factors, net income decreased for the 13 weeks ended September 27, 2025 compared to the same period in fiscal 2024, and net loss was $6.8 million for the 39 weeks ended September 27, 2025 compared to net income of $37.2 million for the same period in fiscal 2024.
Adjusted EBITDA

	13 Weeks Ended				39 Weeks Ended
	September 27, 2025	September 28, 2024	$ Change	% Change	September 27, 2025	September 28, 2024	$ Change	% Change
Adjusted EBITDA	$66,668	$72,258	$(5,590)	(7.7)%	$186,300	$179,531	$6,769	3.8%
Adjusted EBITDA decreased for the 13 weeks ended September 27, 2025 compared to the prior year, primarily as a result of a decline in gross margin and higher SG&A, partially offset by an increase in net sales, as discussed above.
The increase in adjusted EBITDA for the 39 weeks ended September 27, 2025 compared to the prior year was primarily attributable to an increase in gross profit.
Adjusted Net Income

	13 Weeks Ended				39 Weeks Ended
	September 27, 2025	September 28, 2024	$ Change	% Change	September 27, 2025	September 28, 2024	$ Change	% Change
Adjusted net income	$20,687	$27,853	$(7,166)	(25.7)%	$56,460	$61,757	$(5,297)	(8.6)%
The decrease in adjusted net income for the 13 weeks ended September 27, 2025 was primarily attributable to a decline in gross margin, higher SG&A (including higher depreciation expense) and higher net interest expense, partially offset by an increase in net sales for the 13 weeks ended September 27, 2025, as discussed above.
The decrease in adjusted net income for the 39 weeks ended September 27, 2025 was primarily attributable to higher SG&A (including higher depreciation expense) and higher net interest expense, partially offset by an increase in net sales for the 39 weeks ended September 27, 2025, as discussed above.

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
As of September 27, 2025, we had cash and cash equivalents of $52.1 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under the 2023 Credit Agreement. As of September 27, 2025, we had $220.0 million of borrowings outstanding under the revolving credit facility and $5.1 million of outstanding standby letters of credit, resulting in $174.9 million of remaining borrowing capacity available under this revolving credit facility.
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
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the 39 weeks ended September 27, 2025, before tenant improvement allowances, were $174.9 million, and, net of tenant improvement allowances, were $154.9 million. We currently expect total capital expenditures, net of tenant improvement allowances, to be approximately $210.0 million for fiscal 2025, which includes new store growth, upgrades to our existing store base, ongoing investments in technology and supply chain and infrastructure.
Debt Obligations
The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments of the senior term loan. Such payments total $37.5 million over the remaining term of the senior term loan, with $7.5 million payable over the remainder of fiscal 2025. The remaining senior term loan principal balance and any outstanding revolving credit facility balance will become due in February 2028 at maturity. See Note 3 to the condensed consolidated financial statements for additional information.
Purchase Commitments
During the 39 weeks ended September 27, 2025, we renewed a contract related to storage and handling services at certain third-party distribution centers, which includes a non-cancelable obligation of $26.3 million through 2030, as of September 27, 2025.

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
As of September 27, 2025, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	39 Weeks Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Net cash provided by operating activities	$149,839	$72,465	$77,374	106.8%
Net cash used in investing activities	(182,571)	(205,678)	23,107	(11.2)%
Net cash provided by financing activities	22,029	86,879	(64,850)	(74.6)%
Net decrease in cash and cash equivalents	$(10,703)	$(46,334)	$35,631	(76.9)%
Cash Provided by Operating Activities
The increase in net cash provided by operating activities of $77.4 million for the 39 weeks ended September 27, 2025 compared to the same period in fiscal 2024 was primarily driven by changes in accrued and other liabilities, trade accounts payable and accrued compensation, partially offset by the net loss for the 39 weeks ended September 27, 2025. The changes in accrued and other liabilities and trade accounts payable were primarily due to timing differences of accruals and payments for goods and services and the disruptions related to the implementation of our systems conversion for the 39 weeks ended September 28, 2024.
Cash Used in Investing Activities
The decrease in net cash used in investing activities of $23.1 million for the 39 weeks ended September 27, 2025 compared to the same period in fiscal 2024 was primarily due to the acquisition of United Grocery Outlet in the prior year, partially offset by increased spending on property and equipment due to higher store count and construction related to future stores.
Cash Provided by Financing Activities
Net cash provided by financing activities of $22.0 million for the 39 weeks ended September 27, 2025 was primarily due to the borrowing of $50.0 million on our revolving credit facility, partially offset by principal payments of $20.0 million on our revolving credit facility and $7.5 million in scheduled principal payments on the senior term loan under the 2023 Credit Agreement. Net cash provided by financing activities of $86.9 million for the 39 weeks ended September 28, 2024 was primarily due to the borrowing of $140.0 million on our revolving credit facility under the 2023 Credit Agreement and $8.3 million in proceeds from the exercise of stock options, partially offset by the repurchase of $56.4 million of our common stock and $3.8 million in scheduled principal payments on the senior term loan under the 2023 Credit Agreement.
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
There have been no material changes to our critical accounting policies and estimates during the 39 weeks ended September 27, 2025 from those disclosed in our 2024 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of September 27, 2025, our outstanding borrowings included $281.3 million from the senior term loan and $220.0 million from the revolving credit facility under the 2023 Credit Agreement. As of September 27, 2025, the interest rate on these borrowings ranged from 6.51% to 6.59% (see Note 3 to the condensed consolidated financial statements for additional information). Based on the outstanding balances and interest rates of the senior term loan and the revolving credit facility as of September 27, 2025, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense, excluding the capitalization of interest, of approximately $3.3 million over the next 12 months.
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
Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded our disclosure controls and procedures were not effective as of September 27, 2025 due to the ongoing remediation of our material weakness in our internal control over financial reporting identified as of December 30, 2023 and continuing as of September 27, 2025. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.
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
As of December 28, 2024, management's assessment concluded that the controls required to remediate the material weakness were designed and implemented appropriately, however, certain controls were not consistently operating effectively for a sufficient period of time to conclude the material weakness was remediated. We did not identify any material misstatements to the consolidated financial statements as of and for the year ended December 28, 2024, and as of and for the fiscal quarter ended September 27, 2025, because of these control deficiencies. However, the pervasive impact of these control deficiencies to the Company's internal control over financial reporting created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represented a material weakness in our internal control over financial reporting and, as such, our internal control over financial reporting was not effective as of December 28, 2024 and continuing as of September 27, 2025.
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
Changes in Internal Control over Financial Reporting
Other than the remediation effort identified above, during the fiscal quarter ended September 27, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business, some of which may be covered by insurance. Except for the description of legal proceedings disclosed in Note 8 to the condensed consolidated financial statements, which is incorporated herein by reference, management believes that we do not have any pending legal proceedings that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. No material legal proceedings were terminated, settled or otherwise resolved during the 13 weeks ended September 27, 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the 13 weeks ended September 27, 2025, we did not repurchase any shares of our common stock.
Item 3. Default Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans and Arrangements - Directors and Section 16 Officers
During the 13 weeks ended September 27, 2025, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, referred to as Rule 10b5-1 trading plans, or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of SEC Regulation S-K).

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

Grocery Outlet Holding Corp.
Date:	November 5, 2025	By:	/s/ Christopher M. Miller
Christopher M. Miller Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)