Form 10-K
period 2026-01-03
Grocery Outlet Holding Corp.
filed 2026-03-04
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common stock of the registrant as of June 27, 2025, the last business day of the most recently completed second fiscal quarter (based on a closing price of $12.63 per share), held by non-affiliates was approximately $1.2 billion.
As of February 26, 2026, the registrant had 98,153,086 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13, and 14) is hereby incorporated by reference to portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2026. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended January 3, 2026.

GROCERY OUTLET HOLDING CORP.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K ("Form 10-K" or "report") and the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and the documents incorporated by reference herein other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, the opening of new stores and new store growth, benefits, costs and activities associated with the Restructuring Plan and Optimization Plan as defined in this Form 10-K, our enterprise resource planning system impacts, business and market trends, macroeconomic and geopolitical conditions, our private label program, our share of the excess inventory market, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report or as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"). We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time.
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
Our fiscal year ends on the Saturday closest to December 31st each year. References to fiscal 2026, fiscal 2025, fiscal 2024, and fiscal 2023 refer to the fiscal years ended January 2, 2027, January 3, 2026, December 28, 2024 and December 30, 2023, respectively. Our 2025 fiscal year consisted of 53 weeks while our 2024 and 2023 fiscal years consisted of 52 weeks.

PART I
ITEM 1. BUSINESS
Our Company
Grocery Outlet is a growth-oriented extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. As of January 3, 2026, we had 570 stores in California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Nevada, Maryland, Ohio, New Jersey, North Carolina, Georgia, Alabama, Delaware, Kentucky and Virginia. Our headquarters is in Emeryville, California.
Each of our stores offers a fun, treasure hunt shopping experience in an easy-to-navigate, small-box format. An ever-changing assortment of "WOW!" deals, complemented by everyday staple products, generates customer excitement and encourages frequent visits from bargain-minded shoppers. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Our Grocery Outlet stores are primarily run by entrepreneurial independent operators ("IOs") who create a neighborhood feel through personalized customer service and a localized product offering. This differentiated approach has historically driven positive comparable store sales growth.
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
•How we sell: Our Grocery Outlet stores are primarily independently operated by entrepreneurial IOs, who are small business owners that have a relentless focus on selecting the best products for their communities, providing personalized customer service and driving improved store performance. Unlike a store manager of a traditional retailer, IOs are independent businesses and are responsible for store operations, including ordering, merchandising and managing inventory, marketing locally and directly hiring, training and employing their store workers. IOs initially contribute capital to establish their business and generally share 50% of store-level gross profits with us. These factors both align our interests and incentivize IOs to grow their business profitably to realize financial upside. This combination of local decision-making supported by our purchasing scale and corporate resources results in a "small business at scale" model that we believe is difficult for competitors to replicate.
Our value proposition has broad appeal with bargain-minded customers across a broad range of income levels, demographics and geographies. We believe that our sustained focus on delivering ever-changing "WOW!" deals within a fun, treasure hunt shopping environment has generated strong customer loyalty and brand affinity. We believe that our broad customer appeal supports new store growth opportunities, and we plan to continue to expand our reach to additional customers and geographies.
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
On April 1, 2024, Grocery Outlet Inc., our wholly owned subsidiary, acquired The Bargain Barn, Inc., which does business as United Grocery Outlet ("United Grocery Outlet," or "UGO"), which included 40 stores in six adjacent states we did not operate in as of such date (Tennessee, North Carolina, Georgia, Alabama, Kentucky and Virginia) and a company-operated distribution center. See Note 15 to the consolidated financial statements for additional information.

Throughout this report, the discussion of our business, stores, operations and strategies generally refers to our IO-operated stores. As of January 3, 2026, 41 stores, including 39 United Grocery Outlet stores, were Company-operated stores. Unless otherwise specifically disclosed in this report, the impact of the United Grocery Outlet stores in aggregate was not material to our operations and our consolidated financial statements in fiscal 2025 and fiscal 2024.
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
•Evolve our business. We are focused on advancing our model through optimizing our assortment and digitizing our business with more integrated end-to-end technology. We also continue to implement operational initiatives to support IOs in enhancing the customer experience.
•Optimize and expand our footprint. We believe that strategic new store growth remains a significant driver of long-term stockholder value. We continue to believe the success of our stores across a broad range of geographies, population densities and demographic groups creates a significant opportunity to grow our profitability and increase returns for our stores in existing and new local regions and states.
While we continue to believe in our long-term growth potential, we initiated a number of actions beginning in late fiscal 2024, including the cancellation of store leases for unopened stores and closure of underperforming store locations, intended to simplify our near-term growth strategy, build a stronger foundation from which to scale in the future, and drive sustainable and disciplined growth, profitability and cash flow generation. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments – Optimization Plan and Restructuring Plan” for additional information. Further, in the near term, we plan to expand with a more clustered model in new markets to improve supply chain efficiency and marketing leverage that reflects our more disciplined approach.
Products and Pricing
Each store offers a curated and ever-changing assortment of products, consisting of on-trend, quality, name-brand consumables and fresh products. Our product offering includes a constant rotation of opportunistic products, complemented by an assortment of competitively priced everyday staples across grocery, produce, refrigerated and frozen foods, beer and wine, fresh meat and seafood, general merchandise and health and beauty care. We have continued to evolve our product assortment to meet customer needs, including a wide selection of NOSH, fresh, ethnic and local products. We introduced our private label products in stores beginning in the third quarter of fiscal 2024, with approximately 485 private-label SKUs across various grocery, deli, frozen, general merchandise and wine categories introduced as of January 3, 2026. Our private label products are intended to foster customer loyalty through both everyday commodity staples and unique items exclusive to us.

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
We believe that we have a leading share of the large and growing excess inventory market. We also believe that the overall excess inventory market continues to grow due to increased manufacturing capacities and rapidly changing product assortments. As we grow, we expect to have even greater access to quality merchandise due to our increased scale, broader supplier awareness and expanded geographic presence. Additionally, we believe that changing consumer preferences will continue to support the proliferation of small and innovative CPG brands and allow us to add new suppliers to our network.
We supplement our opportunistic purchases with competitively priced everyday staples in order to provide a convenient shopping experience. We typically source these staple products (e.g., milk, eggs, sugar) from multiple suppliers to lower our costs and we generally avoid long-term supply commitments to maintain the flexibility to pursue opportunistic buys as they arise. We believe our introduction of our private label products in stores will continue to provide better value and inventory consistency for our customers, as well as deliver better margins for us and our IOs.
Supply Chain and Distribution
Over time, we have honed our supply chain operations to support our opportunistic buying approach and to quickly and efficiently deliver products to our stores. We believe our supply chain flexibility enables us to solve suppliers' inventory challenges and, therefore, obtain significant discounts on purchases. After agreeing to purchase product from a supplier, we move quickly to receive, process and distribute the goods. Our systems, including our new store portal, are designed to provide IOs visibility to our current inventory, and the launch of our upgraded real-time order guide in fiscal 2025 has given IOs the capability to sharpen merchandising in their stores. IOs typically order multiple deliveries per week resulting in higher inventory turns, lower shrink (defined below) and a frequent assortment of new products on shelf. We implemented system upgrades in August 2023, and as a result, we and our IOs experienced significant disruptions to our ordering, inventory planning and management and payment processing during the remainder of fiscal 2023 through fiscal 2024 and into fiscal 2025. We have since implemented multiple capabilities and improved the data visibility to help us manage the business and we continue to work to further improve visibility into additional operating data, and to increase the speed and efficiency of the tools that we and our IOs use to manage the business. See “Business Technology” for additional information.
We also have dedicated teams to handle unique situations in which products need to be reconditioned or relabeled for sale. These items may include products without a UPC label, goods labeled for another geography, or inventory with damaged packaging.
We rely on our distribution and transportation network, including by means of truck, ocean and rail to provide goods to our distribution centers and stores in a timely and cost-effective manner. Deliveries to our stores occur from our distribution centers or directly from our suppliers. As of January 3, 2026, we distributed inventory through nine primary distribution centers, four of which we operate (for dry goods) and five of which are operated by third parties (for cold items, produce and dry goods). We have an in-house transportation fleet as well as a strong relationship with a third-party transportation partner that together provide consistent performance and timely deliveries to our stores.

We intend to continue to invest in our distribution and logistics infrastructure in order to support our anticipated store growth over the long term, including as we enter into new geographies. In connection with the Restructuring Plan, we have shifted our planned investments in our distribution infrastructure in fiscal 2025 and fiscal 2026 away from highly capital-intensive projects. We have instead, and plan to continue to, invest in lower cost distribution centers to enhance capacity and improve inventory management and overall execution. During the first quarter of fiscal 2025, we cancelled certain warehouse projects in connection with such strategy. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments – Optimization Plan and Restructuring Plan” for additional information.
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
As of January 3, 2026, 529 of our 570 stores were operated by IOs, with the remaining 41 stores currently operated by us. 39 of such Company-operated stores are under the brand name United Grocery Outlet and two of such stores are under the brand name Grocery Outlet Bargain Market. While historically IOs have operated a store from its opening, in fiscal 2026, we plan to operate certain newly opened stores as Company-operated stores for an uncertain time period with the intent to eventually transition the operation for such stores to an IO. We believe this should help to ensure the success of these store openings, and if that proves to be the case, this approach could be applied in more markets as we continue to grow.
We have entered into an Operator Agreement with each IO, which grants that IO a license to operate a particular Grocery Outlet Bargain Market retail store and to use our trademarks, service marks, trade names, brand names and logos under our brand standards. The Operator Agreement, along with our Best Business Practice Manual, defines our brand standards and sets forth the terms of the license granted to that IO. IOs have discretion to determine the manner and means for accomplishing their duties and implementing our brand standards. The success of this licensing arrangement depends upon mutual commitments by us and the IO to cooperate with each other and engage in practices that protect our brand standards and the reputation of our brand and enhance the sales, business and profit potential of the IO's store. The Operator Agreement provides that either the IO or we may terminate the Operator Agreement for any reason on no less than 75 days' written notice, and that we may terminate the Operator Agreement immediately for cause.
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
We regularly receive and filter many leads for prospective new IOs in pursuit of smart and entrepreneurially minded retail leaders to support the long-term growth strategy of the business. After a robust screening and interview process, we select the top candidates to enter a rigorous Aspiring Operator in Training ("AOT") program with the goal of potentially becoming an IO. AOTs receive on-the-job training as an employee of an experienced IO that applies to serve as a training store for us, which gives AOTs the chance to experience first-hand what running a Grocery Outlet and managing employees will require. We supplement on-the-job training with classes at our headquarters, when available, and through online tutorials. Upon successful completion of the training program, AOTs submit business plans to apply for new stores as they become available. Those business plans generally include a competitive analysis of the local market, operational strategy, marketing plan and projected financial performance. Based on the strength of that business plan, including an AOT's familiarity with the local market, we ultimately select an IO as new store opportunities open and facilitate the transition.
Our Store Operations
As of January 3, 2026, our 570 total stores averaged approximately 13,600 square feet on the sales floor. We lease substantially all of our store locations, with initial lease terms of generally ten to fifteen years and options to renew for three or four successive five-year periods.
Our stores are convenient, neatly organized, well maintained and easy to navigate with wide aisles and clear signage to guide the customer through our various departments such as produce, beer and wine and fresh meat and seafood. The stores offer customers the ability to save money and have a high level of customer service without membership fees or bulk purchase requirements. In fiscal 2025, we initiated improvements to our store layout and in-store value messaging for certain store locations, including logically grouping product categories throughout the store with fresh departments merchandised together, relocating produce to the front of the store layout and communicating our core assortment and unique opportunistic offerings through updated signage. These improvements, which we intend to roll out at a significant number of additional stores in fiscal 2026 and thereafter, are designed to create a more inviting and more intuitive customer shopping experience.
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

We continue to implement operational initiatives to support IOs in enhancing the customer experience. We develop and improve tools that provide IOs with actionable insights on sales, margin and customer behavior, enabling them to further grow their business. We seek to continuously improve our inventory planning tools to help IOs make better local assortment decisions while reducing out-of-stock items and losses related to product markdowns, throwaways and theft ("shrink"). We have improved the data visibility to help us and the IOs manage and forecast the business and we continue to work to further improve visibility into additional operating data, and to increase the speed and efficiency of the tools that we and our IOs use to manage the business. We also regularly deploy updated fixtures, signage and enhanced in-store marketing to further improve the shopping experience, which we believe results in higher customer traffic and average basket sizes.
Store Expansion Opportunities
We believe that strategic new store growth remains a significant driver of long-term stockholder value. Additionally, while we recently initiated an Optimization Plan that includes closing certain underperforming stores (see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments – Optimization Plan and Restructuring Plan"), we continue to believe our white space remains vast with the potential to grow across the United States, demonstrated by the success of most of our stores across a broad range of geographies, population densities and demographic groups. Our new store growth efforts remain focused on organic growth that align with our long-term geographic expansion and store growth strategies, while we plan to expand with a more clustered model in new markets to improve supply chain efficiency and marketing leverage that reflects our more disciplined approach. We are also making adjustments to how we go to market, including piloting new approaches to store openings and underwriting to stricter standards. Complementary growth opportunities include expanding strategic relationships with large property owners, evaluating opportunistic real estate lists, and exploring strategic regional acquisitions.
We deploy a store model that is designed to generate robust store-level financial results, strong cash flow and attractive return. We maintain a dedicated real estate team that employs a data-driven site selection process to source new store locations designed to generate attractive returns. Our new stores generally range from approximately 14,000 to 18,000 total square feet, including an average of approximately 4,000 square feet of non-selling space. In fiscal 2025 and fiscal 2024, we opened a total of 69 new stores in the following locations: California (20), Ohio (10), Pennsylvania (8), Maryland (7), New Jersey (5), Nevada (5), Washington (5), Idaho (4), Oregon (3), Delaware (1) and Tennessee (1), and closed 5 stores during these years.
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
We focus our centralized marketing efforts to build brand awareness and communicate specific in-store deals to drive customer traffic, primarily through digital ads, emailed "WOW! Alerts," social media, television and radio commercials and in-store and outdoor signage. We have increased our usage of digital advertising, allowing us to more quickly develop, deploy and target marketing communications based on our changing inventories and store-specific deals. We also market via television, streaming television platforms and radio (terrestrial and digital) to specific markets to build brand awareness and highlight the value we provide. We reinforce these efforts with in-store price and item signage as well as outdoor marketing via billboards and truck wraps. We also maintain a mobile personalization app that allows customers to track their savings and provides new, trending and top selling items as well as curated product recommendations based on user preferences. Further, the app provides us with critical data analytics to make our marketing efforts more effective and efficient.
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
Many competitors and a number of pure online retailers are attempting to attract customers by offering various forms of e-commerce, which has become an increasingly popular means of shopping for the grocery consumer. We have entered into partnerships with third-party grocery delivery companies to provide online shopping at our stores and we have embraced online and digital marketing, including with our mobile personalization app.
Beyond competition for consumers, we compete against a fragmented landscape of opportunistic purchasers, including retailers and wholesalers to acquire excess merchandise for sale in our stores. Our established relationships with most of our suppliers along with our distribution scale, buying power, financial credibility and responsiveness often makes us the first call for available deals.
Business Technology
Our information systems provide a broad range of business technology solutions and real-time data to support our purchasing and planning approach, merchandising team and strategy, multiple distribution center management, store and operational insight and financial reporting. We selected and developed these technologies to provide the flexibility and functionality to support our unique buying and selling model as well as to identify and respond to merchandising and operating trends in our business.
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
We modify, update and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to enhanced systems; integrating new service providers; and adding enhanced new functionality, such as cloud computing technologies. In addition, we replaced our internally-developed legacy applications with a customized enterprise resource planning system, including our financial ledger, purchasing, inventory management and reporting platforms as well as integrations with our warehouse and store systems. As previously disclosed, the implementation of these system upgrades resulted in significant disruption to our business operations, including ordering and inventory disruptions, as well as payment processing, which adversely impacted our results of operations during the remainder of fiscal 2023 through fiscal 2024 and into fiscal 2025. We have since implemented multiple capabilities and improved the data visibility to help us manage and forecast the business and we continue to work to further improve visibility into additional operating data, and to increase the speed and efficiency of the tools that we and our IOs use to manage the business.
Further, we have built a series of tools that empower IOs to make intelligent decisions to grow their business from improving product ordering, reducing shrink, and gaining intelligence into their store performance and profitability. We believe these investments, once optimized, will result in valuable business insights and operational improvements.

Trademarks and Other Intellectual Property
We own federally registered trademarks related to our Grocery Outlet Bargain Market brand, including "GROCERY OUTLET BARGAIN MARKET," "WOW!," "NOSH" and "BARGAIN BLISS." In addition, we maintain trademarks for the images of certain logos that we use, including the "GROCERY OUTLET BARGAIN MARKET" logo, the "NOSH" logo and the "WOW!" logo. We are also in the process of pursuing several other trademarks to further identify our goods and services. We have disclaimed the terms "GROCERY OUTLET" and "MARKET" with respect to our "GROCERY OUTLET BARGAIN MARKET" trademarks, among other disclaimed terms with respect to our registered trademarks and trademark applications.
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
Regulations
We and the IOs are subject to regulation by various federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the U.S. Department of Agriculture (the "USDA"), the Consumer Product Safety Commission and the Environmental Protection Agency. We and the IOs are also subject to various federal, state and local laws and regulations, including those governing labor and employment, including minimum wage requirements and employee safety, advertising, privacy, safety and environmental protection and consumer protection regulations, including those that regulate retailers and/or govern product standards, the importation, transportation, promotion and sale of merchandise, packaging material safety and recycling, including state laws requiring retailers to report packaging data and provide more convenient recycling opportunities for consumers, waste reduction and the operation of stores and warehouse facilities. In addition, we and the IOs must comply with provisions regulating health and sanitation standards, food labeling, non-food labeling, sales of products under federal and state programs benefitting underprivileged consumers, and licensing for the sale of food and alcoholic beverages. We actively monitor changes in these laws. In addition, we and the IOs are subject to environmental laws, including but not limited to hazardous waste laws, and regulations related to refrigeration and stormwater, pursuant to which we and/or the IOs could be strictly and jointly and severally liable, regardless of our knowledge or responsibility.
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
The FDA also exercises broad jurisdiction over the labeling and promotion of food. Under certain circumstances, this jurisdiction extends to product-related claims and representations made on a company's website or similar printed or graphic media. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of identity, net quantity, nutrition facts, ingredient statements and allergen disclosures. The FDA also regulates the use of structure/function claims, health claims, nutrient content claims and the disclosure of calories and other nutrient information for frequently sold items. In addition, compliance dates on various nutrition initiatives that impacted supply chain participants, such as in relation to partially hydrogenated oils, went into effect in 2021. The FDA finalized other initiatives governing specific commonly used health claims on food labels which went into effect in 2025.

The FDA has comprehensive authority to regulate the safety, ingredients, labeling and good manufacturing practices for dietary supplements through the Dietary Supplement Health and Education Act (the "DSHEA"). Under DSHEA, dietary supplements are a regulated commodity while also allowing structure/function claims on products.
EBT Payments—Approximately 9% of our net sales in fiscal 2025 were in the form of Electronic Benefits Transfer ("EBT") payments and a substantial portion of these payments may be related to benefits associated with the Supplemental Nutritional Assistance Program ("SNAP"). The U.S. Department of Agriculture regulates these programs and their eligibility requirements. The registration and ongoing compliance requirements for SNAP participation are fairly complex and each of the IOs holds their registration under the name of their business entity and is responsible to ensure that their employees consistently comply with all SNAP rules.
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
Employees—Our people are at the heart of who we are and what we do. They are key to executing our growth strategy and achieving our business goals. Following the acquisition of United Grocery Outlet in fiscal 2024, our employee population doubled due to the majority of the UGO stores being Company-operated. As of January 3, 2026, we had 2,207 employees, 1,642 of whom were full-time and 565 of whom were part-time. As of January 3, 2026, 562 of our employees worked in our corporate organization, 167 of which were classified as field employees, and our distribution centers employed 515 persons. The remaining employees were employees in our Company-operated stores. As of January 3, 2026, 158 of our employees were union employees, all of whom were employees at two Company-operated stores. We have experienced no material interruptions of operations due to disputes with our employees and consider our relations with our employees to be very good.

Employee Development—We seek to grow leaders at every level of our organization by creating a culture of mentoring and coaching. As part of our succession planning, we prioritize growing talent internally within our organization and invest resources to develop our employees' skill sets and career paths. Some of our offerings to our Grocery Outlet employees during 2025 (offered virtually and, in some cases, in person) included:
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
We encourage internal promotions and hiring for open positions. During fiscal 2025, we promoted 73 corporate and field employees.
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
Equity and Inclusion—We prioritize our values and culture, as well as our inclusion initiatives, and help to create opportunities for our employees to grow and thrive.
As part of our commitment to transparency, we are committed to disclosing our workforce diversity data (by gender, race and ethnicity) that we include in our consolidated EEO-1 report filed with the U.S. Equal Employment Opportunity Commission, beginning with fiscal 2024 data included in our Impact Report that was published in 2025.
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
•any significant disruption to our distribution and transportation network, the operations, technology and capacity of our distribution centers and our timely receipt of inventory;
•risks associated with newly opened stores;
•risks associated with our long-term growth strategy, including opening, relocating or remodeling stores on schedule and on budget;
•risks with implementing our revised near-term growth strategy, including financial and operating impacts associated with our Restructuring Plan and Optimization Plan;
•risks related to our plan to operate certain of our newly opened stores in fiscal 2026 as Company-operated stores;
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
•risks associated with uncertainty and changes in U.S. trade policies, including tariffs;
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
All of our inventory is acquired through purchase orders, and we generally do not have long-term contractual agreements with our suppliers that obligate them to provide us with products exclusively or at specified quantities or prices, or at all. Any of our current suppliers may decide to sell products to our competitors and may not continue selling products to us. In order to retain our competitive advantage, we need to continue to develop and maintain relationships with qualified suppliers that can satisfy our standards for quality and our requirements for delivery of products in a timely and efficient manner at attractive prices. The need to grow existing relationships and develop new relationships with qualified suppliers is particularly important as we seek to continue to expand our operations and enhance our product offerings in the future.
Manufacturers and distributors of name-brand, large volume products have become increasingly consolidated. Further consolidation of manufacturers or distributors could reduce our supply options and detrimentally impact the terms under which we purchase products. If one or more of our existing significant suppliers became unable or unwilling to continue providing products to us on attractive terms, or at all, we may have difficulty finding replacement suppliers on commercially reasonable terms or at all. The loss of one or more of our existing significant suppliers or our inability to develop relationships with new suppliers could reduce our competitiveness, slow our plans for further expansion and cause our net sales and operating results, including our gross margin, to be materially adversely affected.
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
We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts overestimate customer demand or we do not have accurate data or visibility into real-time product and inventory levels, we may experience higher inventory levels and need to take markdowns on excess or slow-moving inventory, leading to decreased profit margins. Conversely, if our sales forecasts underestimate customer demand or we do not have accurate data or visibility into real-time product and inventory levels, we may have insufficient inventory to meet demand, leading to lost sales. Either of these foregoing challenges could materially adversely affect our financial performance. In addition, a majority of the assortment in each Grocery Outlet store is selected by IOs based on local preference and shopping history, and the inability of the IOs to successfully identify trends in the local market could materially adversely affect our financial performance.

If we are not able to continue to achieve comparable store growth over the long term, our profitability and performance could be materially adversely impacted.
The IOs are responsible for store operations at their store locations. Our success depends on, among other things, increasing comparable store sales through our opportunistic purchasing strategy and the ability of the IOs to increase sales and profits. To increase net sales, and therefore comparable store sales growth and profits, we and the IOs focus on delivering value and generating customer excitement by strengthening opportunistic purchasing, providing an increasing number of everyday products, optimizing inventory management, maintaining strong store conditions and effectively marketing current products and new product offerings. Competition and pricing pressures from competitors and suppliers may also materially adversely impact our comparable sales if we lose customers as a result.
Our comparable store sales growth slowed in fiscal 2025 and fiscal 2024 and we may not be able to improve our comparable store sales growth to historical levels and our comparable store sales may decline in future years for many reasons, many of which we do not significantly control, including general economic conditions that may not favor our model, operational performance (including by the IOs), price inflation or deflation, or changes in response to competitive factors, changes in our existing supplier relationships or our inability to develop new supplier relationships, industry competition including through e-commerce, new competitive entrants, price changes in response to competitive factors, possible supply shortages or other operational disruptions, the number and dollar amount of customer transactions in our stores, our ability to provide product or service offerings that generate new and repeat visits to our stores and the level of customer engagement that we and the IOs provide in our stores. In addition, we may not accurately model cannibalization by our new stores when we open new stores in established markets, which could reduce comparable store sales.
Significant disruption in our distribution and transportation network, our timely receipt of inventory, and adequate distribution center capacity and technology have had in recent years, and could continue to have, an adverse impact on our operating performance.
We rely on our distribution, transportation and technology network and systems to provide goods to our distribution centers and stores in a timely and cost-effective manner. Our stores are highly dependent on the successful operation of our distribution, transportation and technology networks, as IOs use these systems to order multiple deliveries per week and many of our products have a limited shelf life from the time of purchase, particularly opportunistic buys and fresh foods. Deliveries to our stores occur from our distribution centers or directly from our suppliers. We use four primary leased distribution centers that we operate and five primary distribution centers operated by third-parties. Any disruption, unanticipated or unusual expense or operational failure related to these processes and systems could affect store operations negatively.
We have also experienced ordering and inventory disruptions in recent years related to system issues at our third-party distribution centers. If similar circumstances were to occur and persist, they could have a material adverse impact on our operations and our ability to generate sales and earn profits.
In addition, events beyond our control, such as disruptions in operations due to natural disasters, adverse weather conditions, labor disputes or constraints, significant public health and safety events, or general economic and political conditions, may result in delays in the delivery of merchandise to our stores. While we maintain business interruption and cybersecurity insurance, in the event our distribution centers or the third-party distribution centers that we utilize are shut down for any reason, such insurance may not be sufficient and any related insurance proceeds may not be timely paid to us, and our reputation and customer relationships could still be adversely impacted. Furthermore, there can be no guarantee that we will be able to renew the leases or third-party distribution and transportation contracts, as applicable, on our distribution centers on attractive terms or at all, which may increase our expenses and cause temporary disruptions in our distribution network.
As we continue to implement our store growth strategy, our distribution centers have in the past and may continue to have insufficient capacity or technology to optimally support all of our stores and effectively managing our distribution network and distribution centers will become more complex. Our new store locations receiving shipments may be further away from our distribution centers, which may increase transportation costs and may create transportation scheduling strains, or may require us to add additional facilities to the network. For fiscal 2025 and fiscal 2026, we shifted our planned investments in our distribution infrastructure strategy from highly capital-intensive projects to lower cost distribution centers, which could hinder our ability to compete with companies that have invested in multi-temperature or automated facilities or have a more efficient distribution model.

Our newly opened stores may negatively impact our financial results in the short-term and/or may not achieve sales and operating levels consistent with our more mature stores on a timely basis or at all.
We have actively pursued new store growth, including in new markets, and plan to continue doing so strategically in the future. Our new store openings may not be successful or reach the sales and profitability levels of our existing stores, particularly in new markets. These factors have in the past and may continue to impact our ability to attract and develop potential IOs. Some new stores may be located in areas with different competitive market conditions as well as different customer discretionary spending patterns than our existing markets. Some new stores and future new store opportunities may be located in new geographic areas where we have limited or no meaningful experience or brand recognition. We may experience a higher cost of entry in those markets as we build brand awareness and drive customers to incorporate us into their shopping habits.
New store openings may negatively impact our financial results due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening. In recent years, our costs to build a new store have increased and our planned efforts to engineer reduced costs to build will take time and resources, and outcomes are influenced by various factors beyond our control. New stores, particularly those in new markets, build their sales volume, brand recognition and customer base over time and, as a result, for generally four to five years, have lower margins and higher operating expenses as a percentage of sales than our more mature stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all, and we may decide to close stores that we are unable to operate in a profitable manner. This lack of performance may have a material adverse effect on our financial condition and operating results.
We may not anticipate all of the challenges imposed by the expansion of our operations into new geographic markets. We may not manage our expansion effectively, and our failure to achieve or properly execute our expansion plans could limit our growth or have a material adverse effect on our business, financial condition and results of operations.
Our long-term growth strategy is highly dependent on our ability to identify and open future store locations and relocate or remodel existing store locations in new and existing markets.
We continue to believe that strategic new store growth remains a critical driver of long-term stockholder value. However, we may not be able to, or may determine it is not prudent to, consistently implement a high rate of new store growth on a year-over-year basis. We have recently revised our near-term growth strategy, including through our Restructuring Plan and Optimization Plan, although there can be no assurance that such strategy will be successful.
In the ordinary course, our ability to open stores in a timely and successful manner depends in part on the following factors: the availability of attractive store locations (including stores that will not compete significantly with existing stores and that can be reasonably serviced by our distribution network) and rent prices; the costs of construction and the availability of construction labor and materials; the absence of entitlement processes or occupancy delays; the ability to negotiate acceptable lease and development terms; our relationships with current and prospective landlords; the ability to attract potential IOs who are strong entrepreneurs; the ability to secure and manage the inventory necessary for the launch and operation of new stores; the availability of cash flows and capital funding for expansion; and general economic conditions. Any or all of these factors and conditions could materially adversely affect our growth and profitability.
Over the last few years, planned construction and opening of new stores have been, and may continue to be, negatively impacted due to labor and materials shortages as well as longer lead times in lease execution, site permitting and construction. Additionally, we may expand into neighboring states and regions in the United States where we do not have the same brand recognition and/or engage in further acquisitions to meet our growth goals, and such expansion heightens the risks, challenges and uncertainties of development. Such expansion could place increased demands on our operational, managerial and administrative resources and cause us to operate our existing business less efficiently. If we experience a decline in performance, we may further slow or discontinue store openings, or we may decide to close additional stores that are unable to operate in a profitable manner.
If we fail to successfully implement our long-term growth strategy, our operations, financial condition and operating results would be materially and adversely affected.
We are implementing a revised near-term growth strategy, including through the Restructuring Plan and Optimization Plan, and we may not achieve expected benefits on a timely basis or at all, we may incur unexpected costs and liabilities, and our operations and financial performance may be materially and adversely impacted.
As part of our revised near-term growth strategy, we completed the implementation of the Restructuring Plan in fiscal 2025 and we recently initiated the Optimization Plan. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments – Optimization Plan and Restructuring Plan” for additional information. The implementation of the Restructuring Plan and Optimization Plan may significantly harm our reputation with landlords, employees, IOs, and other stakeholders, and we may not realize the intended benefits from these actions to the extent or as quickly as anticipated.
With respect to the Optimization Plan: we may not be able to implement the lease terminations and subleases as anticipated on a timely basis, at an acceptable cost (in the case of terminations) or at market prices for the remaining terms (in the case of subleases), or at all; the actual amount of expenses and cash expenditures may exceed our estimates; we may incur additional expenses not currently contemplated due to unanticipated events associated with such plan; the plan may harm our reputation with and lead to disputes with landlords, employees and IOs, and other stakeholders; the plan may not generate the intended benefits to the extent or as quickly as anticipated; and we may fail to manage any disruptions to our operations or growth strategy during such implementation. If we are unable to agree with a landlord on acceptable terms on which to terminate a lease or are otherwise unable to sublease or assign our interest in the lease to a third party, we may be required to continue to perform obligations under the lease, including paying rent and incurring other operating expenses during the lease term. If we assign or sublease a lease to a third party, we may still have to pay a portion of the rent and other expenses and we can remain liable for the lease obligations if the assignee or sublessee does not perform. In addition, if our efforts to terminate, sublease or assign a lease are unsuccessful and we do not perform our obligations under the lease, the landlord may contend that we are in default under the lease and initiate legal proceedings against us, which could increase the costs relating to the Optimization Plan beyond what we currently anticipate.
Any of the foregoing matters could have an adverse effect on our business, financial condition and results of operations.
We plan to operate certain of our newly opened stores in fiscal 2026 as Company-operated stores and may utilize this approach thereafter, which differs from our historical practice and subjects us to additional risks and uncertainties.
We plan to operate certain of the stores that we open in fiscal 2026 as Company-operated stores for an uncertain time period and intend to eventually transition the operations for each store to an IO. If we believe this approach is successful, it could be applied in more markets as we continue to grow. Traditionally, our stores have been operated by IOs for their life cycle, and the IOs are responsible for operational decision-making for their store, including hiring, training and employing their own workers as well as ordering and merchandising products. Operating certain of our newly opened stores as Company-operated stores, in addition to the Company-operated stores acquired from United Grocery Outlet, requires considerable resources, including a significant increase of employees, will result in additional expense, and may require us to divert resources from other areas of the business. Additionally, operating these stores as Company-operated stores will expose us to store-level risks that are typically absorbed by IOs, such as employment claims, labor issues and general liability claims, which may result in additional expense. Failure to successfully operate and manage the risks of the Company-operated stores or the failure to identify qualified IOs to transition such stores on a timely basis or at all could adversely impact our growth strategy and have a material adverse effect on our business, financial condition and results of operations.
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
A critical differentiator of our business is our ability to offer value to our customers, including offering prices that are substantially below those offered by some of our competitors. We carefully monitor the market prices of our products in order to maintain our price advantage and reputation. In recent years, we have experienced varying levels of inflation, resulting in part from various supply disruptions, increased shipping and transportation costs, tariffs, increased commodity costs, increased labor costs in the supply chain and other disruptions caused by the recent economic environment, which we have not been able to fully offset through price increases. Our IOs have experienced increased costs related to labor and utilities, among others. If costs of goods continue to increase and our suppliers seek price increases from us, we may not be able to mitigate such increases and have sometimes, and may continue to, increase our prices, which could deter customer traffic and reduce the number and average basket size of customer transactions. Some of our larger competitors are in a better position to absorb cost increases while maintaining price competitiveness. If our competitors are more competitive on pricing relative to our pricing, we may lose customers and/or need to mark down prices. Our gross margins and profitability also may be adversely impacted by higher supply costs that we cannot fully pass along or if we need to lower product prices due to competition. As a result of our low-price model, the foregoing competitive pressures may reduce our profitability and materially adversely affect our business, financial condition and results of operations.

If we fail to maintain our reputation and the value of our brand, including protection of our intellectual property rights, our sales and operating results may decline.
We believe our continued success depends on our ability to maintain and grow the value of our brand. Brand value is based in large part on perceptions of subjective qualities. The reputation of our company and our brand may be damaged in all, one or some of the markets in which we do business, by adverse events at the corporate level or by an IO acting outside of Grocery Outlet's brand standards, or by action (or inaction), by us or our IOs on issues like social policies, merchandising, compliance related to social, product, labor and environmental standards or other sensitive topics. Further, any perceived lack of transparency about such matters could harm our reputation. The online dissemination of negative information about our brand through social media or other channels, including inaccurate information, could harm our reputation and our brand.
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
If we fail to maintain our reputation and the value of our brand, the carrying value of our goodwill and other intangible assets may be impaired.
Our brand value and intellectual property represent a significant portion of our goodwill and intangible assets. Accounting rules require us to review the carrying value of our goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. If the testing indicates that an impairment has occurred, we are required to record a non-cash impairment charge. During the fourth quarter of fiscal 2025, we performed our annual impairment evaluation of goodwill, which indicated that the fair value of the Company was lower than its carrying value, resulting in the recognition of a non-cash impairment charge of $149.0 million during fiscal 2025. Testing goodwill and intangible assets for impairment requires us to make estimates that are subject to significant assumptions. Changes in our estimates, or changes in actual performance compared with these estimates, may affect the fair value of goodwill or intangible assets, which also may result in a non-cash impairment charge. If a significant amount of our goodwill and other intangible assets were deemed to be impaired, our financial condition and results of operations could be materially adversely affected.
We will require significant capital to fund our expanding business. If we are unable to maintain sufficient levels of cash flow from our operations, we may not be able to execute or sustain our growth strategy or we may require additional financing, which may not be available to us on satisfactory terms or at all.
Our cash flow from operations may not provide sufficient capital to support our expanding business and execute our growth strategy, including to pay our lease obligations, build out new stores and distribution centers, remodel our stores, purchase opportunistic inventory, pay employees competitive wages and provide benefits, continue the ongoing modernization, enhancement and maintenance of our information systems, make loans to IOs, operate Company-operated stores and further invest in the business. Further, our plans to grow our store base may create cash flow pressure if new locations do not perform as projected.
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
We currently lease substantially all of our store locations, primary distribution centers and administrative offices (including our headquarters in Emeryville, California), and a number of these leases expire or are up for renewal each year. Our operating leases typically have initial lease terms of ten to fifteen years with renewal options for three or four successive five-year periods at our discretion.
Typically, the largest portion of a store's operating expense that we bear is the cost associated with leasing the location. Our total lease payment obligations (excluding any unexercised option periods) for all operating leases in existence as of January 3, 2026 was $169.8 million for fiscal 2026 and $1.17 billion in aggregate for fiscal years 2027 through 2045, and these obligations will increase as we open new stores that are leased. We are also generally responsible for property taxes, insurance and common area maintenance for our leased properties. If we are unable to make the required payments under our leases, the lenders or owners of the relevant leased properties, distribution centers or administrative offices may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under our 2023 Credit Agreement (defined below), which could cause the counterparties under those agreements to accelerate the obligations due thereunder.
The operating leases for our store locations, distribution centers and administrative offices expire at various dates through 2045. When the lease terms for our stores expire, we may be unable to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to close stores or to relocate stores within a market on less favorable terms. Any of these factors could cause us to close stores in desirable locations, which could have a material adverse impact on our results of operations.
Over time, current store locations may not continue to be desirable because of changes in our business strategy, demographics within the surrounding area or a decline in shopping traffic. While we have the right to terminate some of our leases under specified conditions, we may not be able to terminate a particular lease if or when we would like to do so or on commercially reasonable terms. In connection with the Optimization Plan, we determined to terminate or sublease a total of 36 leases in connection with the closure of underperforming stores in fiscal 2026 along with the termination or sublease of a distribution center facility that we are no longer utilizing. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally include paying rent and operating expenses for the balance of the lease term. When we assign leases or sublease space to third parties, we may have to pay a portion of the rent and other expenses, and we can remain liable on the lease obligations if the assignee or sublessee does not perform.
If we or our IOs are unable to attract, train and retain qualified employees, our financial performance may be negatively affected. Additionally, our success depends in part on our executive officers and other key personnel.
Our future growth, performance and positive customer experience depend on our and the IOs' ability to attract, train, retain and motivate qualified employees who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and customers. We and the IOs face intense competition for management personnel and hourly employees. If we and the IOs are unable to attract and retain adequate numbers of qualified employees, our operations, customer service levels and support functions could suffer. There is no assurance that we and the IOs will be able to attract or retain highly qualified employees to operate our business. This risk may be enhanced as we open certain of our store locations as Company-operated stores.
Additionally, we believe that our success depends to a significant extent on the skills, experience and efforts of our executive officers and other key personnel, and we do not maintain key person insurance on any of our key personnel. Due to the uniqueness of our model, the unexpected loss of services of any of our executive officers or other key personnel could have a material adverse effect on our business and operations. In fiscal 2024 and fiscal 2025, we completed thorough and external searches for several new executive officers, including a new Chief Financial Officer and a new President and Chief Executive Officer. We utilized interim officers to serve in such capacities for a period of time as well. Competition for skilled and experienced management in our industry is intense, and we may not be successful in the future in attracting and retaining qualified personnel on a timely basis or at all. If we lose the services of our executive officers or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled and other personnel that we need on a timely basis or at all, our business, financial condition and results of operations could be adversely affected.
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
While we have a mobile personalization app which informs customers of new and top selling items, provides curated product recommendations and tracks savings, we do not maintain a traditional loyalty program for customers, and our competitors may be able to offer their customers promotions or loyalty program incentives that could result in fewer shopping trips to or purchases from our stores. If we are unable to retain the loyalty of our customers, our sales could decrease and we may not be able to grow our store base as planned, which could have a material adverse effect on our business, financial condition and results of operations. Certain of our competitors have established, long-standing mobile apps and personalized marketing. There can be no assurance that our investment in this area will be successful.
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
As of January 3, 2026, we operated 284 stores and distributed product from four distribution centers in California in addition to having our administrative offices in California, making California our largest market, representing 50% of our total stores. As a result, our business is currently more susceptible to any unforeseen events or circumstances of the types described above that negatively affect these areas as well as regional conditions, economic downturns or disruptions, such as changes in demographics, population and employee bases, wage increases, property tax increases, and changes in economic conditions, than the operations of more geographically diversified competitors. For example, there have been significant fires across the west coast of the United States over the last several years, causing a number of stores to be closed as well as suffer inventory losses related to power outages and evacuations. For example, in 2025, certain stores in Southern California were impacted by fires. The frequency and severity of wildfires may increase in the future due to climate change and man-made catastrophes may increase in the future as well.
The United States and other countries have experienced, and may experience in the future, major health epidemics and pandemics related to viruses or other pathogens. Epidemics or pandemics, or the perception that such epidemics or pandemics may occur, may cause people to avoid gathering in public places, which may adversely affect our customer traffic, our ability and that of our IOs to adequately staff our stores and operations, and our ability to transport product on a timely basis. Additionally, to the extent that a pathogen is, or is perceived to be, food-borne, the price and availability of certain food products may be impacted and could cause our customers to consume less of such product. For example, in 2024 our industry was impacted by the unexpected shortage in supply and rise in egg costs due to the Avian flu.

Furthermore, the long-term impacts of climate change are expected to be widespread and unpredictable. Climate change poses both physical risks (posed by extreme weather conditions, drought, and/or rising sea levels), and transition risks (posed by regulatory changes or reputational risks). These factors could, among other negative consequences, increase our energy costs, damage our stores or distribution centers, disrupt our supply chain, negatively impact our workforce or reputation, and increase compliance and technology costs. Any of these occurrences may disrupt our business and materially adversely affect our financial condition and results of operations and the occurrence of any of these events in a region where our stores or other operations are concentrated may increase the impact of such disruption and adverse effects.
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
Employees at two Company-operated stores are represented by the United Food and Commercial Workers Union. Our employees and those of the IOs have the right at any time to form or affiliate with a union. As we continue to grow, enter different regions and operate distribution centers, unions may attempt to organize the employees of our different IOs or our distribution centers within certain regions. We may from time to time open or operate stores as Company-operated stores, and we are planning to open certain new stores in fiscal 2026 in this manner. As we do so, this may subject our stores to greater union organizing efforts than we have experienced in the past. We cannot predict the adverse effects that any future organizational activities will have on our business, financial condition and operating results. If we or the IOs were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition and operating results.
Our failure to participate effectively in the growing online retail marketplace may adversely affect our business.
While we have entered into partnerships with three third party grocery delivery companies to provide online shopping at our stores, certain of our competitors and a number of pure online retailers have established robust online operations and significantly increased their online sales and presence in recent years.
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
From time to time, we may pursue or consummate acquisitions and other transactions, including material acquisitions, investments or joint venture transactions, as part of our business and real estate growth strategy to complement our current business by enhancing our customer base, geographic penetration and scale. For example, in 2024, we acquired United Grocery Outlet, which included 40 stores in six adjacent states where we did not then operate and a distribution center.
Identifying, assessing, consummating and integrating a strategic acquisition or other transaction is a complex, costly and time-consuming process that is subject to significant uncertainties and risks, which may divert the attention of the management team and key personnel from our core business and adversely impact our business, financial condition and results of operations. Additionally, acquisitions and similar transactions may utilize significant liquidity and require additional equity or debt financing, and we may not have sufficient capital for our core business. The integration process also could result in: the loss of key employees; the disruption of our operations; complications in information technology and accounting systems, compliance standards, controls, and other procedures; difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition; additional litigation, compliance or regulatory risks; and difficulties in the assimilation of employees and corporate cultures. These risks and uncertainties may impede our ability to successfully complete integrations following strategic acquisitions that we make, and we may choose to later divest businesses that we acquire. Any such sale of acquired assets could result in impairment of goodwill or assets, we may not be able to achieve a favorable return on our investment in the assets, and we may incur significant additional expenses in connection with any sales process. Even if a target company is successfully integrated, an acquisition may fail to further our business strategy as anticipated, adversely impact our reputation, lead to impairment of our purchased goodwill and intangible assets, and expose us to additional liabilities and risks (particularly if entering into new markets or businesses where we have no or limited experience). The foregoing risks may be heightened due to our limited history in consummating strategic acquisitions and other transactions, which could have a material adverse effect on our business, financial condition and results of operations.
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
General conditions in the United States and global economy that are beyond our control may materially adversely affect our business and financial performance. While we have not historically been materially adversely affected by periods of decreased consumer spending, any factor that could materially adversely affect the disposable income of our customers could decrease our customers' spending and number of trips to our stores, which could result in lower sales, increased markdowns on products, a reduction in profitability due to lower margins and may require increased selling and promotional expenses. These factors include but are not limited to unemployment, minimum wages, significant public health and safety events, government shutdowns, inflation and deflation, tariffs (including those currently announced or threatened, or that may be in the future), the threat, outbreak or escalation of terrorism, military conflicts, or other hostilities and related international sanctions, trade wars and interest and tax rates. For example, the U.S. Government shutdown during the fourth quarter of fiscal 2025 adversely impacted the disbursement of benefits from federally-funded assistance programs that many of our customers depend on, including SNAP.
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
Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.
Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, during 2025 the U.S. government imposed new tariffs on imports from various countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. On February 20, 2026, the U.S. Supreme Court struck down the majority of the previously announced tariffs, and shortly thereafter the U.S. presidential administration issued an executive order invoking new global import tariffs. These actions have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods.

Food retailers provide alternative options for consumers and compete aggressively to win those consumers; our failure to offer a compelling value proposition to consumers could limit our growth opportunities.
The retail food industry includes mass and discount retailers, warehouse membership clubs, online retailers, conventional grocery stores and specialty stores. These businesses provide alternative options for the consumers whom we aim to serve. Our success relative to these retailers is driven by a combination of factors, primarily product selection and quality, price, location, customer engagement and store format. Our success depends on our ability to differentiate ourselves and provide value to our customers, and our failure to do so may negatively impact our sales. To the extent that other food retailers lower prices or run promotions, our ability to maintain profit margins and sales levels may be negatively impacted. We and the IOs may have to increase marketing expenses to attract customers and may have to mark down prices to be competitive and not lose market share. This limitation may materially adversely affect our margins and financial performance.
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
Our future growth and performance depend on our ability to attract, develop and retain qualified IOs who can effectively and efficiently run stores, understand and appreciate our culture and are able to represent our brand effectively, in particular because the vast majority of our IOs operate a single store. A material decrease in profitability of the IOs may make it more difficult for us to attract and retain qualified IOs. Our relationship with the IOs is an important part of our business. As discussed elsewhere in these risk factors, the store closures and termination of operator agreements associated with the Optimization Plan may harm our reputation with existing IOs as well as our ability to recruit and retain qualified AOTs.
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
The financial health and operational effectiveness of the IOs is critical to their and our success. The IOs are business entities owned by entrepreneurs who generally live in the same community as the store that they operate as our independent contractor. IOs are responsible for operating their store consistent with our brand standards, hiring and supervising store-level employees, merchandising and selling products, conducting local marketing, connecting with their community and complying with applicable laws, and managing and paying the expenses associated with their business. In recent years, the costs incurred for many IOs to run their businesses have increased, including insurance, utilities and labor costs.

Although we select IOs through a rigorous vetting and training process and continue to help IOs develop their business skills after they enter into an Operator Agreement with us, it is difficult to predict in advance whether a particular IO will be successful. If an IO is unable to successfully establish, manage and operate the store, their store's performance and quality of service could be materially adversely affected. In addition, any poor performance could negatively affect our financial results and our brand reputation.
Failure of the IOs to repay IO Notes outstanding to us may materially adversely affect our financial performance.
We extend financing to IOs for their initial startup costs in the form of IO Notes payable to us that bear interest at rates between 4.00% and 9.95%. There can be no assurance that any IO will achieve long-term store volumes or profitability that will allow them to repay any amounts due under outstanding IO Notes, nor is there any assurance that any IO will be able to repay such amounts due through other means.
The outstanding aggregate balance of notes receivable from IOs has increased over time as we have historically accelerated new store growth combined with increases to initial IO capital and working capital requirements. This balance may continue to increase as we open new stores. There were $57.5 million and $46.9 million of IO Notes outstanding as of January 3, 2026 and December 28, 2024, respectively, with allowances of $14.3 million and $11.8 million as of January 3, 2026 and December 28, 2024, respectively.
If the IOs are unable to avoid excess inventory shrink, our business and results of operations may be adversely affected.
The IOs order merchandise solely from us, which we, in turn, deliver to IOs on a consignment basis. As a result, we retain ownership of all merchandise until the point in time that merchandise is sold to a customer. The IOs, however, are responsible for inventory management at their stores. Any spoiled, damaged or stolen merchandise, markdowns or price changes impact gross profit and, therefore, IO commission. We generally split these losses equally with IOs, however, excessive levels of shrink are deducted from commissions paid to IOs. Excessive shrink generally indicates poor inventory management and the IO's failure to use due care to secure their store against theft. If IOs do not effectively control or manage inventory in their stores, they could experience higher rates of inventory shrink which could have a material adverse effect on their financial health, which in turn, may materially and adversely affect our business and results of operations.
Our Operator Agreements may be terminated by either party and upon short notice, and any loss or changeover of an IO may cause material business disruptions.
Each Operator Agreement is subject to termination by either party without cause upon no less than 75 days' notice. We may also terminate immediately "for cause." The "for cause" termination triggers include, among other things, a failure to meet our brand standards, misuse of our trademarks and actions that in our reasonable business judgment threaten to harm our business reputation.
If we or an IO terminates the Operator Agreement for a store that remains open, then we must approve a new IO for that store. Any IO changeover consumes substantial time and resources. Often, a changeover will involve more than one transition, as an IO may move from an existing store, thereby creating an opening at the IO's previous store. A failure to transition a store successfully to another IO can negatively impact the customer experience or compromise our brand standards. Termination of an Operator Agreement could therefore result in the reduction of our sales and operating cash flow, and may materially adversely affect our business, financial condition and results of operations.
Legal proceedings initiated against the IOs could materially impact our business, reputation, financial condition, results of operations and cash flows.
We and the IOs are subject to a variety of litigation risks, including, but not limited to, individual personal injury, product liability, intellectual property, employment-related actions, litigation with or involving our relationship with IOs and property disputes and other legal actions in the ordinary course of our respective businesses. If the IOs are unable to provide an adequate remedy in a legal action, the plaintiffs may attempt to hold us liable. We maintain that under current applicable laws and regulations we are not joint employers with the IOs and should not be held liable for their actions. However, these types of claims may increase costs for us and our IOs and affect the scope and terms of insurance or indemnifications we and the IOs may have.
Our Operator Agreements require each IO to maintain certain insurance types and levels. Losses arising from certain extraordinary claims, hazards, employment matters or other matters, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks, or IOs may fail to procure the required insurance. Moreover, any loss incurred could exceed policy limits and policy payments made to IOs may not be made on a timely basis.

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
The IOs are independent contractors. Independent contractors and the companies that engage their services have come under increased legal and regulatory scrutiny in recent years as courts have adopted new standards for these classifications and federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are found to have violated employees' overtime or wage requirements. Federal and state tax and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. For example, the California state legislature enacted AB-5, which became effective in California on January 1, 2020. AB-5 codified a new test for determining worker classification that is much narrower than the traditional standard in defining the scope of who is classified as an independent contractor. There has been limited guidance to date regarding interpretation or enforcement, and there is a significant degree of uncertainty regarding its application. In addition, AB-5 has been the subject of widespread national discussion, and it is possible that other jurisdictions may enact similar laws. There is a risk that a governmental agency or court could disagree with our assessment that IOs are independent contractors or that other laws and regulations could change. If any IOs were determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, environmental and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings.
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
The IOs are contractually obligated to operate their stores in accordance with the brand standards set forth in the Operator Agreements. However, IOs are independent contractors whom we do not control. The IOs operate and oversee the daily operations of their stores and have sole control over all of their employees and other workforce decisions. As a result, IOs make decisions independent of us that bear directly on the ultimate success and performance of their store. Nevertheless, the nature of the brand license creates a symbiotic relationship between our outcome and each IO. Because we and each of the IOs associate our separate businesses with the Grocery Outlet name and brand reputation, the failure of any IO to comply with our brand standards could potentially have repercussions that extend beyond that IO's own market area and materially adversely affect not only our business, but the business of other IOs and the general brand image and reputation of the Grocery Outlet name. This, in turn, could materially and adversely affect our business and operating results. If any particular IO operates a store in a manner inconsistent with our brand standards, there can be no assurances that we will be able to terminate the Operator Agreement of that IO without disruptions to the operations and sales of that IO's store or other stores.
Risks Related to Our Information Technology Systems, Data Protection and Cybersecurity
Any material challenges or difficulties in maintaining or updating our existing technology, including developing or implementing new technology could have a material adverse effect on our business or results of operations.
We modify, update and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to global systems; integrating new service providers; and adding enhanced or new functionality, such as cloud computing technologies. In late August 2023, we replaced our internally-developed legacy applications with a customized enterprise resource planning system, including our financial ledger, purchasing, inventory management and reporting platforms as well as integrations with our warehouse and store systems. The implementation of these system upgrades resulted in significant disruption to our business operations, including ordering and inventory disruptions, as well as payment processing, which adversely impacted our results of operations during the remainder of fiscal 2023 through fiscal 2024 and into fiscal 2025. If we experience future disruptions from these or similar activities, such events could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.
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
Moreover, an employee, contractor or third party with whom we work or to whom we outsource business operations may fail to monitor their or our systems effectively, may fail to maintain appropriate safeguards, may misuse the personal and/or confidential information to which they have access, may attempt to circumvent our security measures, may purposefully or inadvertently allow unauthorized access to our or their systems or to personal and/or confidential information or may otherwise disrupt our business operations. We and our customers could suffer harm if valuable business data or employee, customer and other proprietary information were corrupted, lost or accessed or misappropriated by third parties due to a security failure in our systems or those of our suppliers or service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers and suppliers, result in unwanted media attention and lost sales and expose us to risks of litigation and liability. In addition, as a result of recent security breaches and ransomware attacks at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which were material in fiscal 2024 or fiscal 2025. As a result, we have incurred significant costs and will continue to incur such costs to monitor and safeguard our systems. We may incur significant costs if there is an unauthorized disclosure of personal information and we may not be able to comply with new regulations.
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
There is increasing governmental scrutiny, regulation of and public awareness of food safety. Unexpected side effects, illness, injury or death caused by products we and the IOs sell or involving suppliers that supply us with products could result in the discontinuance of sales of these products or our relationship with such suppliers or prevent us from achieving market acceptance of the affected products. As we introduce more private label products into our stores, we may become subject to various new risks and regulations including claims related to food safety, product liability, product labeling and other risks associated with entities that source, sell and market exclusive private label offerings for retailers. We cannot be sure that consumption or use of our products will not cause side effects, illness, injury or death in the future, as product deficiencies might not be identified before we sell such products to our customers.
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
Approximately 9% of sales in fiscal 2025 were in the form of EBT payments and a substantial portion of these payments may be related to benefits associated with the SNAP. Accordingly, changes in EBT regulations by the U.S. Department of Agriculture or in SNAP benefits by Congress could adversely affect our financial performance. Further, the U.S. Government shutdown during the fourth quarter of fiscal 2025 adversely impacted the disbursement of benefits from federally-funded assistance programs that many of our customers depend on, including the SNAP. The registration and ongoing compliance requirements for SNAP participation are fairly complex and each of the IOs holds their registration under the name of their business entity and is responsible for ensuring their employees consistently comply with all SNAP rules. Failure to comply can result in de-registration by USDA which, for stores located in areas with high percentages of SNAP customers, can have a significant negative financial impact. In addition, any future prolonged government shutdown could delay our ability to register and participate in SNAP for future new stores that we open.
There can be no assurances that we or the IOs will comply promptly and fully with all laws, regulations, policies and the related interpretations that apply to our stores. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall, can result in the imposition of penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines or monetary penalties), civil or criminal liability, damages, class action litigation or other litigation, in addition to reputational damage. Even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our stores.
Legal proceedings from customers, suppliers, employees, governments or competitors could materially impact our business, reputation, financial condition, results of operations and cash flows.
From time to time, we are subject to allegations and may be party to legal claims and regulatory proceedings, relating to our business operations. Such allegations, claims and proceedings may be brought by third parties, including our customers, suppliers, employees, governmental or regulatory bodies or competitors, and may include class actions. In recent years, companies have experienced an increase in the number of significant discrimination and harassment and wage and hour claims generally. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While our IOs and suppliers may indemnify us for certain adverse outcomes, we may still bear significant expenses related to such proceedings. Further, while we and the IOs maintain insurance for a variety of potential claims and losses, our and our IOs' insurance coverage may not be sufficient and any related insurance proceeds may not be timely paid to us or to the IOs.
Risks Associated with Our Indebtedness
Our substantial indebtedness could materially adversely affect our financial condition and our ability to operate our business, react to changes in the economy or industry or pay our debts and meet our obligations under our debt and could divert our cash flow from operations for debt payments.
We entered into a Credit Agreement on February 21, 2023 with Bank of America, N.A. (the "2023 Credit Agreement") under which we have a significant amount of indebtedness. The 2023 Credit Agreement provides for senior secured credit facilities consisting of (i) a senior secured term loan facility of $300.0 million, of which $273.8 million was outstanding as of January 3, 2026, and (ii) a senior secured revolving credit facility of $400.0 million, of which $220.0 million was outstanding in aggregate as of January 3, 2026 and $174.9 million was available after giving effect to outstanding letters of credit.
The 2023 Credit Agreement matures on February 21, 2028. There can be no assurance that we will be able to pay or refinance the amounts outstanding upon maturity or that other equity or debt financing will be available to us or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.
In addition, subject to limited restrictions in our 2023 Credit Agreement, we may be able to incur substantial additional debt in the future.

Our substantial debt could have important consequences, including the following:
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
Furthermore, the terms of any future indebtedness we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in the event that we are not able to maintain compliance, there can be no assurances that we will be able to obtain waivers from the lenders or amend the covenants.

Risks Related to Accounting, Tax and Financial Statement Matters
Tax matters, including changes in tax laws, our ability to use deferred tax assets, and the impact of tax audits, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. We compute our income tax provision based on enacted federal and state tax rates. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and macroeconomic, political and other factors. For example, the recent changes in the U.S. Presidential administration and Congress may lead to tax law changes. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdiction, or changes to existing accounting rules or regulations. Accordingly, the determination of our overall provision for income tax and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods where such determination is made.
In addition, an increasing number of states and local jurisdictions are considering or have adopted laws that impose new tax measures, including revenue-based taxes and other tax measures. Should similar tax measures succeed in other jurisdictions in which we operate, we expect that our operating expenses will increase.
As of January 3, 2026, we had tax-effected Federal and State net operating loss deferred tax assets of $33.5 million and $1.5 million, respectively. Our ability to use our deferred tax assets is dependent on our ability to generate future earnings within the operating loss carry-forward periods. The Federal net operating loss deferred tax asset does not expire and will carry forward indefinitely. The State net operating loss deferred tax assets will expire beginning in 2035. Some or all of our deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Furthermore, we are required by accounting rules to periodically assess our deferred tax assets for a valuation allowance, if necessary. In performing these assessments, we use our historical financial performance to determine whether we have potential valuation allowance concerns and as evidence to support our assumptions about future financial performance. A significant decline in our financial performance could negatively affect the results of our assessments of the recoverability of our deferred tax assets. A valuation allowance against our deferred tax assets could be material and could have a material adverse impact on our financial condition and results of operations.
We may be subject to examinations in the future by federal, state and local authorities on income, employment, sales and other tax matters which may result in assessments of additional taxes. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could adversely affect our financial condition. We may engage in litigation regarding such matters, which may be time-consuming and expensive and may not be successful. While we regularly assess the likelihood of adverse outcomes resulting from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and results of operations.
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
During fiscal 2025, our common stock has traded at prices as low as $9.74 and as high as $19.41. The market price volatility of our common stock may continue due to fluctuations in our quarterly operating results or in response to other factors (regardless of our actual operating performance) included in this Risk Factors section and due to the following:
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
•actions instituted by activist shareholders or others; and
•the development and sustainability of an active trading market for our stock.
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
Furthermore, we currently do not expect to declare any dividends on our common stock in the foreseeable future. In addition, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including restrictions under our Credit Agreement, and may be further restricted by the terms of any future debt or preferred securities. Accordingly, the only opportunity to achieve a return on an investment in our common stock currently is if the price of our common stock appreciates.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Assessing, identifying and managing data security, privacy and cybersecurity related risks are integrated into our overall enterprise risk management ("ERM") process, which considers all strategic, operational, compliance and financial risks across the organization. Our ERM process is conducted on an annual basis by our internal audit team through feedback from senior management, certain functional leaders and certain members of the Board. Risks are categorized as low, medium and high risks based on a quantitative and qualitative evaluation of how each risk could impact the Company's operations, current objectives and long-term strategies. Each high risk is assigned to a member of senior management as the risk owner and the Board or a Board Committee for oversight, with the risk owner implementing a risk mitigation plan. Low and medium risks are subject to various levels of internal monitoring. The ERM is presented annually to the Audit and Risk Committee of the Board by our internal audit team and is reviewed with the Board by our Chairman of the Audit and Risk Committee.
Our Audit and Risk Committee is responsible for the oversight of data security, privacy and cybersecurity related risks. Our Chief Information Officer ("CIO") has a PGDip in Computer Science, an MBA, a Master of Mathematics and over 20 years of experience in senior leadership information technology and cybersecurity oversight roles, including within the retail industry. Our CIO reports to our Chief Executive Officer and presents an assessment of risks to the Audit and Risk Committee. Under the direction of our information technology department, we have implemented policies and controls in line with the requirements of the International Organization for Standardization and have assessed our cybersecurity maturity levels against the National Institute of Standards and Technology framework to set appropriate standards and guidelines. We monitor and remediate threats through our managed detection and response, and our vulnerability management programs. We provide regular employee communications and mandatory training, periodically review our incident response and breach notification plan, and leverage third-party expertise for testing, assessments and improvements. We have an onboarding and periodic security review process of all third-party vendors who have or will have access to our confidential information.
As we have increased our remote working capabilities in recent years, the Audit and Risk Committee and management have focused on enhancing the security of remote access with trusted devices, endpoint security controls and infrastructure resiliency. As part of this process, we enhanced our security incident response procedures to address risks specific to remote working conditions. We continue to monitor and take reasonable actions intended to improve our security posture with process improvement, testing, simulation training and investments where necessary and appropriate for us.
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
We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our results of operations or financial condition, in fiscal 2025 and recent years, we have, from time to time, experienced threats to and attempted breaches of our data and systems, including malware and computer virus attacks. In the future, we may not be successful in preventing or mitigating a cybersecurity incident that could ultimately have a material adverse effect on our business, operations and financial performance. We carry cyber risk insurance that we believe provides a level of financial protection against potential losses arising from a breach or other data security incident, but such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. For more information about the cybersecurity risks we face, see the risk factors under the heading entitled "Risks Related to our Information Technology Systems, Data Protection and Cybersecurity" in "Item 1A. Risk Factors" of this Form 10-K.

ITEM 2. PROPERTIES
As of January 3, 2026, we leased all of our 570 stores and each of our self-operated distribution centers and warehouse facilities. Our stores are located in California (284), Washington (76), Oregon (63), Pennsylvania (39), Tennessee (24), Idaho (17), Nevada (16), Maryland (15), Ohio (11), New Jersey (9), North Carolina (8), Georgia (4), Alabama (1), Delaware (1), Kentucky (1) and Virginia (1). Our initial lease terms for store locations are typically ten to fifteen years with options to renew for three or four successive five-year periods. As of January 3, 2026, our 570 total stores averaged approximately 13,600 square feet on the sales floor. Our corporate headquarters, located in Emeryville, California, is leased under an agreement that expires in 2028, with an option to renew for a five-year period. We self-operate four primary distribution centers, one of which we are in process of relocating to a new distribution center space with a lease commencement in August 2025 and operations commencing in January 2026. Including the relocated distribution center, our primary distribution centers range from approximately 100,000 square feet to approximately 700,000 square feet. Including options to renew, our primary distribution centers have leases expiring between 2026 and 2037.
We believe that our corporate and distribution center facilities are in good operating condition and adequate to support the current needs of our business. We intend to continue to invest in our distribution and logistics infrastructure in order to support our anticipated store growth over the long term, including as we enter new geographies.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business, some of which may be covered by insurance. Except for the description of legal proceedings disclosed in Note 12 to the consolidated financial statements, which is incorporated herein by reference, management believes that we do not have any pending legal proceeding that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. No material legal proceedings were terminated, settled or otherwise resolved during the 14 weeks ended January 3, 2026.
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
Stockholders
Equiniti Trust Company, LLC is the transfer agent and registrar for our common stock. As of February 26, 2026, there were 8 stockholders of record of our common stock. A substantially greater number of stockholders are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations, to finance our share repurchases and the growth and development of our business and to reduce our net debt. Any determination to declare dividends in the future will be at the discretion of our Board, subject to applicable laws, and will be dependent on a number of factors, including our earnings, capital requirements and overall financial condition. In addition, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries. Further, our ability to pay dividends on our common stock is subject to restrictions under our 2023 Credit Agreement, and may be further restricted by the terms of any future debt or preferred securities. See Note 6 to the consolidated financial statements for additional information about our 2023 Credit Agreement.
Stock Performance Graph
The following graph shows a comparison of cumulative total return (equal to stock appreciation plus dividends) from January 2, 2021 through January 3, 2026 for:
•Grocery Outlet Holding Corp.
•Nasdaq Global Market Composite Index
•Nasdaq US Benchmark Retailers Index

	1/2/2021	1/1/2022	12/31/2022	12/30/2023	12/28/2024	1/3/2026
Grocery Outlet Holding Corp.	$100.00	$72.05	$74.37	$68.69	$39.41	$25.91
Nasdaq Global Market Composite Index	$100.00	$74.17	$35.19	$34.46	$34.97	$36.92
Nasdaq US Benchmark Retailers Index	$100.00	$116.05	$79.52	$109.14	$125.20	$132.76
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
Notes:
•Assumes initial investment of $100.00 at our closing stock price on January 2, 2021. Total return includes reinvestment of dividends.
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
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The Board approved a new share repurchase program (the "2024 Share Repurchase Program") effective November 1, 2024, which replaced the 2021 share repurchase program. The 2024 Share Repurchase Program, without an expiration date, authorizes us to repurchase up to $100.0 million of our outstanding common stock (inclusive of fees and commissions) utilizing a variety of methods including open-market purchases, accelerated equity repurchase programs, privately negotiated transactions, block trades and under a Rule 10b5-1 plan. In addition to the Company's discretion, such repurchases are subject to, among other things, market conditions, applicable legal requirements and debt covenants. Any repurchased shares are constructively retired and returned to an unissued status.
We did not repurchase any shares of our common stock in fiscal 2025. As of January 3, 2026, we had $100.0 million of repurchase authority remaining under the 2024 Share Repurchase Program.
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
For discussion related to the results of operations and changes in financial condition for fiscal 2024 compared to fiscal 2023 refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of the Annual Report on Form 10-K for the fiscal year ended December 28, 2024 ("2024 Form 10-K").
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. References to fiscal 2026, fiscal 2025, fiscal 2024, and fiscal 2023 refer to the fiscal years ended January 2, 2027, January 3, 2026, December 28, 2024, and December 30, 2023, respectively. Our 2025 fiscal year consisted of 53 weeks while our 2024 and 2023 fiscal years consisted of 52 weeks.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a growth-oriented extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Our Grocery Outlet stores are primarily run by entrepreneurial IOs who create a neighborhood feel through personalized customer service and a localized product offering. As of January 3, 2026, we had 570 stores in California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Nevada, Maryland, Ohio, New Jersey, North Carolina, Georgia, Alabama, Delaware, Kentucky and Virginia.
Recent Trends and Developments
The extent of the continuing impact of the factors set forth below on our operational and financial performance will depend on many factors, including certain factors outside of our control.
Macroeconomic Conditions. Over the past several years, our business has been and continues to be impacted by macroeconomic conditions including supply chain and labor challenges, varying rates of inflation, tariffs, and changes in consumer behavior, and our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. In recent periods, comparable store sales have been negatively impacted by decreased average transaction size. We are actively pursuing initiatives to increase average transaction size through our deployment of enhanced in-store merchandising and execution to further improve the shopping experience.
Tariffs, such as those recently implemented or proposed by the U.S. government on goods imported from other countries, may result in cost increases on some of the products we sell, such as fresh meat and general merchandise that we import from impacted countries, as well as the materials and supplies we use for store construction. Tariffs may also negatively affect consumer sentiment. The tariff environment remains highly dynamic and specific tariffs applicable to our business continue to evolve. While we are regularly re-evaluating the potential impact of implemented and proposed tariffs, the short-term impact of price increases due to tariffs is largely dependent on our ability to negotiate with suppliers, opportunities to change sources of supply, our assortment decisions and whether or not we pass the effects through to our customers, which will largely depend upon competitive market conditions. It is reasonably possible that new or additional tariffs will be periodically implemented or proposed given the current global trade environment. Sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of tensions between the U.S. and its trading partners has and could continue to adversely impact the stability of global financial markets and result in a global economic slowdown and long-term changes to global trade, which could in turn have a material adverse impact on our business and financial condition.

In February 2026, the Supreme Court of the U.S. issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. The U.S. presidential administration subsequently invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. At this time we cannot reasonably estimate the total financial impact of this ruling, however it, and any additional tariffs, may materially affect our future results of operations and cash flows.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes several changes to U.S. federal tax law, including reinstatement of 100% bonus depreciation on qualified property and immediate expensing of domestic research and development expenses. Certain provisions of the OBBBA will impact the timing of cash tax payments in future periods.
The U.S. Government shutdown during the fourth quarter of fiscal 2025 adversely impacted the disbursement of benefits from federally-funded assistance programs that many of our customers depend on, including SNAP. Approximately 9% of our net sales in fiscal 2025 were in the form of EBT payments and a substantial portion of these payments may be related to benefits associated with SNAP. The U.S. Government shutdown during the fourth quarter of fiscal 2025 adversely impacted the disbursement of benefits from federally-funded assistance programs that many of our customers depend on, including SNAP, and our sales from EBT payments were negatively impacted during the period. Any future government shutdowns or other disruptions to these benefits could affect the spending habits of our customers and adversely impact our business performance and results of operations.
Pricing Competition. During the last few years we have observed an increase in promotional and pricing activities from key competitors, putting further pressure on our relative value proposition, which in turn, has resulted in our increased efforts to actively negotiate costs and adjust prices to sharpen our value proposition.
Optimization Plan and Restructuring Plan. To strengthen long-term profitability and cash flow generation, improve operational execution, optimize our existing store footprint and align with our disciplined new store growth strategy, in the first quarter of fiscal 2026 we conducted a strategic, financial and operational analysis of our store fleet. Following that review, on March 2, 2026, our Board adopted a business optimization plan (the "Optimization Plan") that provides for the closure of 36 financially underperforming stores ("Closure Stores"), including the termination or sublease of the applicable store leases; the termination or sublease of a lease for a distribution center facility that we are no longer utilizing (together with the store lease terminations and subleases, the "Lease Exits"); and the termination of operator agreements with IOs for the Closure Stores as well as certain other store locations (the "Operator Agreement Terminations"). These actions under the Optimization Plan are expected to be substantially completed during fiscal 2026.
In addition, preceding the adoption of the Optimization Plan, during the reporting process for the audited consolidated financial statements for fiscal 2025, we determined that the long-lived assets of the Closure Stores were impaired, and recognized $110 million of non-cash charges in Impairment of long-lived assets on the consolidated statements of operations and comprehensive income (loss).
We estimate that we will incur between $14 million and $25 million in net total restructuring charges in fiscal 2026 related to the Optimization Plan approved in the first quarter of fiscal 2026. Estimated restructuring charges expected to be incurred in connection with the Operator Agreement Terminations include bad debt expense of between $11 million and $14 million and cash expenses of between $2 million and $3 million. The Company intends to negotiate lease terminations with the landlords of the Closure Stores and one distribution center facility during fiscal 2026. If we are successful in negotiating these lease terminations, the Company expects to incur net restructuring charges for the Lease Exits of between $1 million and $8 million, which primarily includes cash costs of between $49 million and $60 million for lease termination fees, costs to prepare the premises for surrender to the landlords and idle property costs, partially offset by the net non-cash write-off of the right-of-use assets and lease liabilities associated with these leases of between $(48) million and $(52) million.
In addition to the above costs, we estimate that our fiscal 2026 gross profit may be negatively impacted by between $4 million and $6 million as a result of sales discounts or product markdowns to liquidate on-hand inventory during the wind-down of operations of the Closure Stores.

Previously, we initiated a restructuring plan during the fourth quarter of fiscal 2024, which was substantially completed in the second quarter of fiscal 2025, to improve long-term profitability, cash flow generation and return on invested capital, optimize the footprint of new store growth and lower our cost base (the "Restructuring Plan"). The Restructuring Plan included (i) the termination of a total of 28 leases for unopened stores in suboptimal locations and the discontinued development of certain future store sites where we had incurred initial costs, but leases had not yet been signed, (ii) the cancellation of certain capital intensive warehouse projects and (iii) a reduction in headcount in building a more scalable cost structure. As of January 3, 2026, we incurred total costs under the Restructuring Plan of $61.8 million, of which $38.2 million were cash expenditures.
All costs incurred from the Optimization Plan and the Restructuring Plan during fiscal 2025 and fiscal 2024 are included in Restructuring charges on the consolidated statements of operations and comprehensive income (loss). See Note 16 to the consolidated financial statements for additional information regarding the Optimization Plan and the Restructuring Plan, including the costs incurred and restructuring liability activity.
New Store Growth. Our new store growth efforts are focused on organic growth combined with complementary real estate opportunities that align with our long-term geographic expansion and store growth strategies. Complementary growth opportunities may include expanding strategic relationships with large property owners, evaluating acquisitions of opportunistic real estate that become available through consolidation in the retail sector, and exploring strategic regional acquisitions of operating businesses. On April 1, 2024, we acquired United Grocery Outlet, which included 40 stores in six adjacent states we did not operate in as of such date (Tennessee, North Carolina, Georgia, Alabama, Kentucky and Virginia) and a company-operated distribution center. As of January 3, 2026, 39 United Grocery Outlet stores were Company-operated stores.
We plan to open 30 to 33 net new stores in fiscal 2026, excluding the Closure Stores related to the Optimization Plan. We plan to expand with a more clustered model in new markets to improve supply chain efficiency and marketing leverage that reflects our more disciplined approach. We are also making adjustments to how we go to market, including piloting new approaches to store openings and underwriting to stricter standards. For example, we plan to operate certain of these stores as Company-operated stores for an uncertain time period, which differs from our historical practice, and intend to eventually transition the operations for each store to an IO.
Planned construction and opening of new stores has been, and may continue to be, negatively impacted due to both increased lead times to acquire materials, obtain permits and licenses, hook up utilities as well as higher construction and development related costs. Recently implemented and proposed tariffs could further impact our constructions costs.
Enterprise Resource Planning System Upgrades and Challenges. In late August 2023, we replaced our internally-developed legacy applications with a customized enterprise resource planning system, including our financial ledger, purchasing, inventory management and reporting platforms as well as integrations with our warehouse and store systems. The implementation of these system upgrades resulted in significant disruption to our business operations, including ordering and inventory disruptions, as well as payment processing, which adversely impacted our results of operations during the remainder of fiscal 2023 through fiscal 2024 and into fiscal 2025. We have since implemented multiple capabilities in fiscal 2025 improving data visibility and increasing the speed and efficiency of tools that we and our IOs use to manage the business effectively, and we continue to work to further improve visibility into additional operating data.
Private Label Products. We offer our private label products in our stores, with approximately 485 private-label SKUs across various grocery, deli, frozen, general merchandise and wine categories as of January 3, 2026. Our private label products are intended to foster customer loyalty through both everyday commodity staples and unique items exclusive to us. In addition to providing better value and inventory consistency for our customers, our private label products generally deliver higher margins for us and our IOs.
Opportunistic Product. Our recent focus on improving in-stocks and ensuring the availability of everyday commodity staples adversely impacted our ability to deliver high-quality opportunistic product and the perception of our value leadership. As we work to increase opportunistic product levels to what we believe is necessary to improve sales, we intend to invest in additional promotional activity in the near term, which we expect will adversely impact gross margin in the first half of fiscal 2026.

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
Fiscal 2025 Overview
Key financial and operating performance results for our fiscal 2025 compared to our fiscal 2024 were as follows:
•Net sales increased by 7.3% to $4.69 billion for fiscal 2025 from $4.37 billion for fiscal 2024. Fiscal 2025 contained one additional week ("53rd week") as compared to fiscal 2024. The 53rd week included $82.4 million in net sales.
•Comparable store sales increased by 0.5% in fiscal 2025 on a 52-week basis, driven by a 1.6% increase in the number of transactions partially offset by a 1.1% decrease in average transaction size.
•Gross margin increased by 10 basis points to 30.3%, compared to gross margin of 30.2% for fiscal 2024.
•We opened 42 new stores and closed five, ending fiscal 2025 with 570 stores in 16 states.
•SG&A increased by 8.5% to $1.33 billion, or 28.4% of net sales.
•Operating loss was $221.7 million, which included $113.8 million in impairment of long-lived assets, $45.9 million in charges related to the Restructuring Plan and $149.0 million in non-cash charges related to the impairment of goodwill. Impairment of long-lived assets related to certain underperforming stores, substantially all of which we subsequently determined to close as part of the Optimization Plan. See Note 5 and Note 16 to the consolidated financial statements for additional information.
•Net loss was $224.9 million, or $(2.30) per diluted share for fiscal 2025, compared to net income of $39.5 million, or $0.40 per diluted share, for fiscal 2024.
•Adjusted net income(1) decreased by 1.5% to $75.2 million, or $0.76 diluted adjusted earnings per share(1), compared to $76.3 million, or $0.77 diluted adjusted earnings per share(1), for fiscal 2024.
•Adjusted EBITDA(1) was $254.3 million in fiscal 2025 compared to $236.8 million in fiscal 2024.
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
Impairment of Long-lived Assets
Impairment of long-lived assets includes non-cash asset impairment charges related to certain underperforming stores, substantially all of which we subsequently determined to close as part of the Optimization Plan, and excludes asset impairment charges related to the Restructuring Plan. See Note 16 to the consolidated financial statements for additional information on the Optimization Plan and the Restructuring Plan.
Restructuring Charges
Restructuring charges include lease termination costs, non-cash impairment and disposal of long-lived assets, employee severance and benefit costs and legal, professional and other costs related to the Restructuring Plan. See Note 16 to the consolidated financial statements for additional information on the Restructuring Plan.

Goodwill Impairment
Goodwill impairment represents a non-cash impairment charge to the Company's goodwill as a result of our annual impairment evaluation of goodwill we performed during the fourth quarter of fiscal 2025. Our annual impairment evaluation concluded that the carrying value of goodwill exceeded its fair value and as such an impairment charge was recognized to reduce its carrying value to fair value. See Note 5 to the consolidated financial statements for additional information.
Operating Income (Loss)
Operating income (loss) is gross profit less SG&A, restructuring charges and goodwill impairment. Operating income (loss) excludes interest expense, net and income tax expense (benefit). We use operating income (loss) as an indicator of the productivity of our business and our ability to manage expenses.

Results of Operations
For discussion related to the results of operations for fiscal 2024 compared to fiscal 2023 refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2024 Form 10-K.
The following table summarizes key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages) for fiscal 2025 (53 weeks) and fiscal 2024 (52 weeks):

	Fiscal Year Ended
	January 3, 2026		December 28, 2024
	Amount	% of Net Sales (1)	Amount	% of Net Sales (1)	$ Change	% Change
Net sales	$4,688,759	100.0%	$4,371,501	100.0%	$317,258	7.3%
Cost of sales	3,269,466	69.7%	3,049,564	69.8%	219,902	7.2%
Gross profit	1,419,293	30.3%	1,321,937	30.2%	97,356	7.4%
Selling, general and administrative expenses	1,332,288	28.4%	1,227,722	28.1%	104,566	8.5%
Impairment of long-lived assets	113,807	2.4%	—	—%	113,807	100.0%
Restructuring charges	45,903	1.0%	15,888	0.4%	30,015	188.9%
Goodwill impairment	149,000	3.2%	—	—%	149,000	100.0%
Operating income (loss)	(221,705)	(4.7)%	78,327	1.8%	(300,032)	*
Interest expense, net	27,480	0.6%	22,156	0.5%	5,324	24.0%
Income (loss) before income taxes	(249,185)	(5.3)%	56,171	1.3%	(305,356)	*
Income tax expense (benefit)	(24,273)	(0.5)%	16,706	0.4%	(40,979)	(245.3)%
Net income (loss) and comprehensive income (loss)	$(224,912)	(4.8)%	$39,465	0.9%	$(264,377)	*
_______________________
(1)Components may not sum to totals due to rounding.
*    Represents a change that is not meaningful
Operating Metrics and Non-GAAP Financial Measures
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
We expect new store growth to be a significant driver of our net sales growth over the long term. We lease substantially all of our store locations. Our initial lease terms on stores are typically ten to fifteen years with options to renew for three or four successive five-year periods.
Comparable Store Sales
We use comparable store sales as an operating metric to measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. Comparable store sales are impacted by the same factors that impact net sales.
Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following a store's opening, which is when we believe comparability is achieved, or the thirteenth full fiscal month following a store's acquisition. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been temporarily closed for an extended period, those that have had their business materially disrupted for both planned projects as well as due to unforeseen circumstances, permanent store closures and dispositions. When applicable, as is the case with fiscal 2025, we exclude the net sales in the non-comparable week of a 53-week year from the same store sales calculation after comparing the current and prior year weekly periods that are most closely aligned. Starting in the second quarter of fiscal 2025, comparable store sales include the addition of stores from the acquisition of United Grocery Outlet on April 1, 2024.

Opening or, on a limited strategic basis, acquiring new stores is a significant component of our growth strategy and, as we continue to execute on our growth strategy, we expect that a significant portion of our net sales growth will be attributable to non-comparable store net sales. Accordingly, comparable store sales is only one of many measures we use to assess the success of our growth strategy.
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
We define EBITDA as net income (loss) before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense, loss on debt extinguishment and modification, asset impairment and gain or loss on disposition, acquisition and integration costs, costs related to the amortization of inventory purchase accounting asset step-ups, restructuring charges, goodwill impairment, and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income (loss) adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for the amortization of property and equipment purchase accounting asset step-ups and deferred financing costs, tax adjustment to normalize the effective tax rate, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted-average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted-average shares outstanding. These non-GAAP financial measures may not be comparable to similar measures reported by other companies and have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP financial measures through the use of various GAAP measures. In the future, we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of these non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive such non-GAAP measures.
The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Other Financial and Operations Data
Number of new stores (1)	42	67	28
Number of stores open at end of period	570	533	468
Comparable store sales increase (2)	0.5%	2.7%	7.5%
EBITDA (3)	$(91,317)	$186,533	$208,424
Adjusted EBITDA (3)	$254,290	$236,779	$252,621
Adjusted net income (3)	$75,163	$76,275	$108,113
_______________________
(1)Fiscal 2024 includes the addition of 40 stores from the acquisition of United Grocery Outlet on April 1, 2024.
(2)Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following the store's opening, which is when we believe comparability is achieved, or the thirteenth full fiscal month following the store's acquisition. For fiscal 2025, which is a 53-week year, we excluded the sales in the non-comparable week from the comparable store sales calculation.
(3)See "GAAP to Non-GAAP Reconciliations" section below for the applicable reconciliations.

GAAP to Non-GAAP Reconciliations
The following tables provide reconciliations from our GAAP net income (loss) to EBITDA and adjusted EBITDA, GAAP net income (loss) to adjusted net income, and our GAAP earnings (net loss) per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net income (loss)	$(224,912)	$39,465	$79,437
Interest expense, net	27,480	22,156	16,361
Income tax expense (benefit)	(24,273)	16,706	24,644
Depreciation and amortization expenses	130,388	108,206	87,982
EBITDA	(91,317)	186,533	208,424
Share-based compensation expense	10,491	10,516	31,091
Loss on debt extinguishment and modification	—	—	5,340
Asset impairment and gain or loss on disposition (1)	115,570	1,047	485
Acquisition and integration costs (2)	1,069	8,631	459
Amortization of purchase accounting assets (3)	—	839	—
Restructuring charges (4)	45,903	15,888	—
Goodwill impairment	149,000	—	—
Other (5)	23,574	13,325	6,822
Adjusted EBITDA	$254,290	$236,779	$252,621

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net income (loss)	$(224,912)	$39,465	$79,437
Share-based compensation expense	10,491	10,516	31,091
Loss on debt extinguishment and modification	—	—	5,340
Asset impairment and gain or loss on disposition (1)	115,570	1,047	485
Acquisition and integration costs (2)	1,069	8,631	459
Amortization of purchase accounting assets and deferred financing costs (3)	5,091	6,328	5,838
Restructuring charges (4)	45,903	15,888	—
Goodwill impairment	149,000	—	—
Other (5)	23,574	13,325	6,822
Tax adjustment to normalize effective tax rate (6)	2,728	(1,179)	(6,423)
Tax effect of total adjustments (7)	(53,351)	(17,746)	(14,936)
Adjusted net income	$75,163	$76,275	$108,113

GAAP earnings (net loss) per share:
Basic	$(2.30)	$0.40	$0.80
Diluted	$(2.30)	$0.40	$0.79
Adjusted earnings per share:
Basic	$0.77	$0.77	$1.10
Diluted	$0.76	$0.77	$1.07
Weighted-average shares outstanding:
Basic	97,985	98,707	98,709
Diluted (8)	97,985	99,615	100,831
Non-GAAP weighted-average shares outstanding:
Basic	97,985	98,707	98,709
Diluted (9)	98,550	99,615	100,831

___________________________
(1)Represents asset impairment charges and gains or losses on dispositions of assets, and includes asset impairment charges of $109.8 million related to certain underperforming stores which we subsequently determined to close as part of the Optimization Plan. See Note 16 to the consolidated financial statements for additional information on the Optimization Plan. Excludes long-lived asset impairment of $7.7 million, which were related to the Restructuring Plan.
(2)Represents costs related to the acquisition and integration of United Grocery Outlet, including due diligence, legal, other consulting and retention bonus expenses.
(3)For purposes of determining adjusted EBITDA, this line represents the incremental amortization of inventory step-ups resulting from purchase price accounting related to the acquisition of United Grocery Outlet. For purposes of determining adjusted net income, in addition to the previously noted item, this line also represents the incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, as well as the amortization of debt issuance costs, as these items are already included in the adjusted EBITDA reconciliation within the depreciation and amortization expenses and interest expense, net, respectively.
(4)Represents charges related to the Restructuring Plan, including lease termination costs of $35.4 million, impairment and disposal of long-lived assets of $7.7 million, employee severance and benefit costs and legal, professional and other costs in fiscal 2025, and impairment and disposal of long-lived assets of $15.9 million in fiscal 2024. See Note 16 to the consolidated financial statements for additional information on the Restructuring Plan.
(5)Represents other non-recurring, non-cash or non-operational items. In fiscal 2025, amounts included certain personnel-related hiring and termination costs of $9.2 million, system implementation costs of $5.4 million, strategic project costs of $4.9 million and store closing costs of $1.8 million. In fiscal 2024, amounts included certain personnel-related hiring and termination costs of $7.2 million and system implementation costs of $3.5 million. In fiscal 2023, amounts included system implementation costs of $3.3 million and costs related to employer payroll taxes associated with equity awards of $1.1 million.
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
(8)As discussed in Note 13 to the consolidated financial statements, for fiscal 2025, there is no difference in the weighted-average shares outstanding used to calculate the basic and diluted GAAP net loss per share due to the Company's net loss.
(9)To calculate diluted adjusted earnings per share, we adjusted the weighted-average shares outstanding for the dilutive effect of all potential shares of common stock.

Comparison of fiscal 2025 (53 weeks) to fiscal 2024 (52 weeks) (amounts in thousands, except percentages)
Net Sales, Gross Profit and Gross Margin

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	$ Change	% Change
Net sales	$4,688,759	$4,371,501	$317,258	7.3%
Gross profit	$1,419,293	$1,321,937	$97,356	7.4%
Gross margin	30.3%	30.2%
The increase in net sales and gross profit was primarily attributable to the addition of 37 net new stores opened during fiscal 2025, an increase in comparable store sales, and $82.4 million of net sales from the 53rd week of fiscal 2025.
Comparable store sales increased by 0.5% on a 52-week basis, driven by a 1.6% increase in the number of transactions, partially offset by a 1.1% decrease in average transaction size.
Gross margin increased by 10 basis points, driven primarily by improved inventory management, partially offset by price investments, mix shift to lower margin categories and supply chain investments.
Selling, General and Administrative Expenses

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	$ Change	% Change
SG&A	$1,332,288	$1,227,722	$104,566	8.5%
% of net sales	28.4%	28.1%
The increase in SG&A includes $89.6 million in higher store-related expenses driven primarily by higher commissions, store occupancy costs, depreciation, personnel costs from Company-operated stores acquired in the United Grocery Outlet transaction in April 2024, and bad debt reserves. Also contributing to the increase in SG&A was an increase of $19.1 million in higher corporate-related expenses due primarily to higher incentive compensation, software amortization and other costs to support the long-term growth strategy of the business, partially offset by acquisition costs in the prior year. As a percentage of net sales, SG&A increased compared to the prior year due primarily to the aforementioned factors, partially offset by a decrease from elective commission support we provided to operators in the prior year related to the systems conversion.
Impairment of Long-lived Assets

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	$ Change	% Change
Impairment of long-lived assets	$113,807	$—	$113,807	100.0%
% of net sales	2.4%	—%
Impairment of long-lived assets in fiscal 2025 includes asset impairment charges of $109.8 million related to certain underperforming stores which we subsequently determined to close as part of the Optimization Plan.
See Note 16 to the consolidated financial statements for additional information.

Restructuring Charges

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	$ Change	% Change
Restructuring charges	$45,903	$15,888	$30,015	188.9%
% of net sales	1.0%	0.4%
The increase in restructuring charges was driven by the continued execution in fiscal 2025 of the actions under the Restructuring Plan. Fiscal 2025 included lease termination costs of $35.4 million and impairment and disposal of long-lived assets of $7.7 million, and fiscal 2024 represented impairment and disposal of long-lived assets.
See Note 16 to the consolidated financial statements for additional information.
Goodwill Impairment

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	$ Change	% Change
Goodwill impairment	$149,000	$—	$149,000	100.0%
% of net sales	3.2%	—%
During the fourth quarter of fiscal 2025, we performed our annual impairment evaluation of goodwill, which indicated that the fair value of the Company was lower than its carrying value, resulting in the recognition of a non-cash impairment charge during fiscal 2025.
See Note 5 to the consolidated financial statements for additional information.
Interest Expense, Net

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	$ Change	% Change
Interest expense, net	$27,480	$22,156	$5,324	24.0%
The increase in net interest expense was primarily driven by higher average principal debt outstanding during fiscal 2025, partially offset by lower average interest rates on these borrowings during fiscal 2025.
See Note 6 to the consolidated financial statements for additional information.

Income Tax Expense (Benefit)

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	$ Change	% Change
Income tax expense (benefit)	$(24,273)	$16,706	$(40,979)	(245.3)%
Effective income tax rate	9.7%	29.7%
The decrease in income tax expense (benefit) was due primarily to the change in earnings in the current period, partially offset by the tax impact of non-deductible goodwill impairment and reduction in the tax benefit from share-based compensation during fiscal 2025.
The decrease in our effective income tax rate was driven primarily by the tax impact of non-deductible goodwill impairment, a reduction in the tax benefit from share-based compensation and non-deductible executive compensation.
On July 4, 2025, the OBBBA was signed into law and includes several changes to U.S. federal tax law, including reinstatement of 100% bonus depreciation on qualified property and immediate expensing of domestic research and development expenses. The tax impacts of the OBBBA are reflected in the tax provision for fiscal 2025 and there was no material impact to income tax expense. Certain provisions of the OBBBA will impact the timing of cash tax payments in future periods.
See Note 10 to the consolidated financial statements for additional information.
Net Income (loss)

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	$ Change	% Change
Net income (loss)	$(224,912)	$39,465	$(264,377)	*
% of net sales	(4.8)%	0.9%
_______________________
*    Represents a change that is not meaningful
Net loss was $224.9 million for fiscal 2025 compared to net income of $39.5 million for fiscal 2024 as a result of the foregoing factors.
Adjusted EBITDA

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	$ Change	% Change
Adjusted EBITDA	$254,290	$236,779	$17,511	7.4%
The increase in adjusted EBITDA was primarily attributable to an increase in net sales for fiscal 2025, partially offset by higher SG&A, as discussed above.
Adjusted Net Income

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	$ Change	% Change
Adjusted net income	$75,163	$76,275	$(1,112)	(1.5)%
The decrease in adjusted net income was primarily attributable to higher SG&A (including higher depreciation expense) and higher interest expense, net, partially offset by an increase in net sales for fiscal 2025, as discussed above.

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
As of January 3, 2026, we had cash and cash equivalents of $69.6 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under the 2023 Credit Agreement. The 2023 Credit Agreement provides for senior secured credit facilities consisting of (i) a senior secured term loan facility (the "senior term loan") in an original aggregate principal amount of $300.0 million and (ii) a senior secured revolving credit facility (the "revolving credit facility" and, together with the senior term loan, the "new credit facilities") in an aggregate principal amount of $400.0 million. As of January 3, 2026, we had $220.0 million of borrowings outstanding under the revolving credit facility and $5.1 million of outstanding standby letters of credit, resulting in $174.9 million of remaining borrowing capacity available under the revolving credit facility. During fiscal 2025, $70.0 million was borrowed and $40.0 million was repaid under the revolving credit facility. See Note 6 to the consolidated financial statements for further detail regarding the 2023 Credit Agreement.
The credit facilities of the 2023 Credit Agreement permit us to add incremental term loan facilities, increase any existing term loan facility, increase revolving commitments, and/or add incremental replacement revolving credit facility tranches. The aggregate principal amount of such incremental facilities are limited to (a) an amount not in excess of the sum of the greater of $200.0 million and 100% of Consolidated EBITDA (as defined in the 2023 Credit Agreement), subject to certain limitations, plus (b) voluntary prepayments of any term loan facility, voluntary permanent reductions of the commitments for the revolving credit facility and voluntary prepayments of indebtedness secured by liens on the collateral securing the credit facilities, subject to certain exceptions, plus (c) an amount such that (assuming that the full amount of any such incremental revolving increase and/or incremental replacement revolving credit facility was drawn, and after giving effect to any appropriate pro forma adjustment events) we would be in compliance, on a pro forma basis (but excluding the cash proceeds of such incurrence), with a Total Net Leverage Ratio (as defined in the 2023 Credit Agreement) of 3.00 to 1.00.
We may also, from time to time, at our sole discretion, prepay or retire all or a portion of our outstanding debt.
Material Cash Requirements
Leases
We have operating and finance lease arrangements for substantially all store locations, distribution centers, and certain office space and equipment. As of January 3, 2026, total lease assets and lease liabilities were $1.09 billion and $1.32 billion, respectively, and we had executed leases for 31 store locations that we had not yet taken possession of with total undiscounted future lease payments of $206.5 million and lease terms through 2045. We have identified 36 store locations and one distribution center facility to pursue negotiations to exit leases or enter into subleases with total undiscounted future lease payments of $101.8 million and lease terms through 2040 related to the Optimization Plan. See Note 4 to the consolidated financial statements for further detail of our lease obligations and the timing of lease liability maturities. See Note 16 to our consolidated financial statements for additional information on the Optimization Plan.
Debt Obligations and Interest Payments
See Note 6 to the consolidated financial statements for further detail of the 2023 Credit Agreement, which as of January 3, 2026 consists of a senior term loan with $273.8 million of principal outstanding and a revolving credit facility with an aggregate outstanding principal balance of $220.0 million, as well as outstanding letters of credit of $5.1 million and a remaining borrowing capacity available of $174.9 million. As of January 3, 2026, based on the then-current interest rate of 6.27%, expected future interest payments associated with our debt totaled $62.8 million, with $29.9 million payable during fiscal 2026. The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments on the senior term loan. Such payments total $30.0 million over the remaining term of the senior term loan, with $15.0 million payable in fiscal 2026. The remaining senior term loan principal balance will become due in February 2028 at maturity.

Capital Expenditures
Our capital expenditures are primarily related to new store openings, ongoing store maintenance and improvements, expenditures related to our distribution centers and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems and corporate offices. We expect to fund capital expenditures primarily through cash generated from our operations. As compared to capital expenditures of $191.9 million, net of tenant improvement allowances, in fiscal 2025, we expect to incur capital expenditures of approximately $170.0 million, net of tenant improvement allowances, in fiscal 2026, primarily related to new store openings, ongoing store maintenance and improvements, supply chain investments and systems and infrastructure investments.
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
Our purchase commitments consist of non-cancelable obligations under service and supply contracts, which includes a contract related to storage and handling services at certain third-party distribution centers and a contract related to cloud computing technology services. As of January 3, 2026, we had total purchase obligations of 31.0 million through 2031, of which $6.9 million is payable during fiscal 2026.
Share Repurchases and Dividends
We may repurchase our common stock pursuant to programs approved by our Board. As of January 3, 2026, we had $100.0 million of repurchase authority remaining under the current share repurchase program. See "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities" for discussion about our Board-authorized share repurchase program.
As of January 3, 2026, we currently do not expect to declare any dividends on our common stock in the foreseeable future.
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
As of January 3, 2026, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.

Cash Flows
The following table summarizes our cash flows (amounts in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net cash provided by operating activities	$222,133	$111,963	$303,447
Net cash used in investing activities	(229,675)	(274,028)	(194,165)
Net cash provided by (used in) financing activities	14,316	109,906	(97,023)
Net (decrease) increase in cash and cash equivalents	$6,774	$(52,159)	$12,259
Cash Provided by Operating Activities
The $110.2 million increase in net cash provided by operating activities for fiscal 2025 compared to fiscal 2024 was primarily driven by changes in merchandise inventories due to improved inventory management, trade accounts payable and accrued and other liabilities, partially offset by the net loss for fiscal 2025. The changes in accrued and other liabilities and trade accounts payable were primarily due to timing differences of accruals and payments for goods and services and the disruptions related to the implementation of our systems conversion.
Cash Used in Investing Activities
The $44.4 million decrease in net cash used in investing activities for fiscal 2025 compared to fiscal 2024 was due primarily to the acquisition of United Grocery Outlet in the prior year, partially offset by increased spending on property and equipment due to higher store count and construction related to future stores.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities of $14.3 million for fiscal 2025 was primarily due to the net borrowing of $30.0 million on our revolving credit facility under the 2023 Credit Agreement, partially offset by $15.0 million in scheduled principal payments on the senior term loan under the 2023 Credit Agreement. Net cash provided by financing activities of $109.9 million for fiscal 2024 was primarily due to the borrowing of $190.0 million on our revolving credit facility under the 2023 Credit Agreement and $8.8 million in proceeds from the exercise of stock options, partially offset by the repurchase of $81.4 million of our common stock and $5.6 million in scheduled principal payments on the senior term loan under the 2023 Credit Agreement.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. A summary of our significant accounting policies can be found in Note 1 to the consolidated financial statements. The preparation of our consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our judgments and estimates are based on historical experience and other factors believed to be reasonable under the circumstances.
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
Long-lived asset impairment
We evaluate long-lived assets, including property and equipment and lease right-of-use assets, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For purposes of this evaluation, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Our retail stores are evaluated for impairment at the store level. A long-lived asset or asset group may be impaired if its carrying value exceeds its estimated undiscounted future cash flows over its remaining useful life. The total amount of property and equipment, including store assets, and operating lease right-of-use assets as of January 3, 2026 were $743.0 million and $1.09 billion, respectively.
Our impairment calculations contain uncertainties because they require us to make assumptions and to apply judgment to estimate future cash flows. Key assumptions used in estimating future cash flows include projected sales growth, gross margin, operating expenses, fair market rent, assumptions related to our ability to sublease properties and the likelihood of obtaining a subtenant. Estimates of sales growth, gross margin and operating expenses are based on internal projections and consider the store’s historical performance, length of time the store has been open, the local market economics and the business environment impacting the store’s performance. These estimates are subjective and our ability to realize future cash flows is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance. If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.
If a long-lived asset or asset group is determined to be impaired, we record an impairment loss for the amount by which the carrying value of the asset or asset group exceeds its fair value. The estimated fair value of the asset or asset group is based on the estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. We categorized the fair value determination as Level 3 in the fair value hierarchy due to our use of internal projections and unobservable measurement inputs.
In fiscal 2025 we recognized $121.5 million of impairment of long-lived assets, of which $109.8 million related to certain underperforming stores which we subsequently determined to close as part of the Optimization Plan, and $7.7 million related to the Restructuring Plan. In fiscal 2024 we recognized $15.9 million of impairment of long-lived assets related to the Restructuring Plan. There were no adjustments to the carrying value of long-lived assets due to impairment charges during fiscal 2023. See Note 1, Note 3, Note 4 and Note 16 to the consolidated financial statements for further discussions. On the consolidated statements of operations and comprehensive income (loss), impairment of long-lived assets related to the Restructuring Plan were included in Restructuring charges, and all other impairment of long-lived assets including impairment related to the Optimization Plan were included in Impairment of long-lived assets.
Goodwill
Goodwill is subject to an annual impairment evaluation which is performed during our fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. Our impairment evaluation of goodwill consists of an initial qualitative assessment of our reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation is performed, and if the quantitative evaluation indicates that the carrying value of our reporting unit exceeds its fair value, an impairment loss is calculated and recognized during that period. Measurement of such an impairment loss would be based on the excess of the carrying amount over fair value.
Our annual impairment evaluation concluded that the carrying value of goodwill exceeded its fair value and, therefore, we recorded a goodwill impairment charge of $149.0 million during fiscal 2025. There were no goodwill impairment charges recorded during fiscal 2024 and fiscal 2023.

For our fiscal 2025 impairment evaluation, we determined to bypass the qualitative assessment and performed a quantitative assessment. For the quantitative impairment assessment, we used a combination of an income approach and a market approach to determine the fair value of the reporting unit, and the income approach and market approach were equally weighted to estimate fair value. For the income approach, a discounted cash flow model was used that required forecasts of cash flows, assumptions such as revenue growth rates and gross profit margins, among others, and an estimate of weighted-average cost of capital that we believe approximates the assumptions from a market participant’s perspective. For the market approach, a guideline public company model was used, which required judgment in estimating key assumptions including the selection of guideline companies and multiples of sales revenue and EBITDA. These estimates incorporated many uncertain factors which could be impacted by changes in market conditions, interest rates, growth rate, tax rates, costs, customer behavior, regulatory environment and other macroeconomic changes. In addition, the Company considered the reasonableness of the fair value of the reporting unit by assessing the implied enterprise value control premium based on our market capitalization. We determined that the implied control premium was reasonable which corroborates our fair value estimates. We categorized the fair value determination as Level 3 in the fair value hierarchy due to our use of internal projections and unobservable measurement inputs.
Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.
We will continue to closely monitor future performance and any potential impacts on the value of the reporting unit. If the estimated future cash flows decrease below our current expectations, specifically as a result of lower revenue growth rates or operating income margins, or due to an increase in the weighted average cost of capital, the fair value may further decrease resulting in an incremental material goodwill impairment.
Recent Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of January 3, 2026, our outstanding borrowings included $273.8 million from the senior term loan and $220.0 million from the revolving credit facility under the 2023 Credit Agreement. As of January 3, 2026, the interest rate on these borrowings was 6.31% (See Note 6 to the consolidated financial statements for additional information). Based on the outstanding balances and interest rates of the senior term loan and the revolving credit facility as of January 3, 2026, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense, excluding the capitalization of interest, of approximately $3.1 million over the next 12 months.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GROCERY OUTLET HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Grocery Outlet Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Grocery Outlet Holding Corp. and subsidiaries (the "Company") as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for each of the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Operating Lease Right-of-use Assets and Property and Equipment, net — Impairment of Long-lived Assets — Refer to Notes 1, 3, 4 and 16 to the financial statements
Critical Audit Matter Description
The Company's long-lived assets, primarily property and equipment and lease right-of-use assets, are grouped at the store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
On at least a quarterly basis, management reviews the Company's asset groups for indicators of impairment through an analysis that detects events or changes in circumstances that indicate that the carrying value of asset groups may not be recoverable. Management's impairment analysis determines whether projected undiscounted future cash flows from operations are sufficient to recover the carrying value of these store assets. Impairment may result when the carrying value of these store assets exceeds the estimated undiscounted future cash flows over the remaining useful life. Management's impairment analysis consists of (1) identifying stores with indicators of impairment, (2) testing the identified store assets for recoverability and (3) measuring the impairment loss, if any. If the carrying value of the long-lived asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, as well as other methods and approaches, as necessary. During the year ended January 3, 2026, Management recorded adjustments to the carrying value of long-lived assets due to impairment charges in the amount of $121.7 million.
We identified impairment of long-lived assets as a critical audit matter because the estimated future cash flows to determine the recoverability of long-lived assets require significant management estimates and assumptions, specifically forecasting future sales, gross margin, operating expenses, fair market rent, the ability to sublease properties, and the likelihood of obtaining a subtenant. Additionally, the measurement of an impairment loss involves the determination of the fair value of an asset group, which includes forecasting future sales, gross margin, and operating expenses, and estimates of market rental rates for certain stores level asset groups.
Performing audit procedures to evaluate the reasonableness of the Company’s estimates and assumptions used in determining the recoverability and measuring the impairment of long-lived assets involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists and to involve more experienced audit professionals.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management's judgments regarding the forecasts of future cash flows and the fair value of certain store level asset groups included the following, among others:
•We tested the effectiveness of internal controls over management’s long-lived store asset impairment evaluation, including those over future sales, gross margin, and operating expenses projections, and those over market rental rates.
•We evaluated management's ability to accurately forecast future sales, gross margin, and operating expenses by comparing actual results to management's historical forecasts
•We evaluated the reasonableness of management's sales, gross margin, and operating expense forecasts by comparing the forecasts to:
–Current and past sales, gross margins, and operating expenses of the overall Company and individual store level asset groups
–Consistency with external market and industry data
–Internal communications to management and the Board of Directors
•With the assistance of our fair value specialists, we evaluated the appropriateness of the methodology utilized by management to estimate the fair value of certain store level asset groups. Additionally, we evaluated the mathematical accuracy and consistency of the application of the Company's valuation model with the assistance of our fair value specialists, including the market rental rates utilized by management to estimate the fair value of certain store level asset groups.
•We tested the completeness, accuracy, and relevance of underlying data used in determining undiscounted and discounted cash flows.
Goodwill Impairment — Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The Company’s goodwill is tested annually for impairment during the fourth quarter of each year, and more frequently if events and circumstances indicate that the assets might be impaired. The Company's evaluation of goodwill for impairment involves the comparison of the estimated fair value of the Company’s reporting unit to its carrying value. The Company estimates the reporting unit’s fair value using a combination of the income approach, which uses projected discounted cash flows, and the market approach, which uses sales revenue and earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples of comparable publicly traded companies. The determination of fair value using the income approach requires management to make estimates and assumptions related to cash flow projections and the selection of an appropriate discount rate. The determination of the fair value using the market approach also requires management to make estimates and assumptions related to cash flow projections used to determine EBITDA as well as the market multiples of comparable publicly traded companies. During the year ended January 3, 2026, the Company recognized a goodwill impairment of $149 million.
We identified the valuation of the Company’s reporting unit as a critical audit matter because it requires significant management estimates and assumptions, specifically in forecasting discounted cash flows and selecting sales revenue and EBITDA multiples of comparable publicly traded companies, and the discount rate. The audit of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to cash flow projections, the selection of EBITDA multiples, and the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to cash flow projections, and the selection of sales revenue and EBITDA multiples and discount rate for the valuation of the Company’s reporting unit included the following, among others:
•We tested the effectiveness of internal controls over the goodwill impairment analysis, including those over cash flow projections, the selection of sales revenue and EBITDA multiples and the discount rate.
•We evaluated the reasonableness of management’s cash flow projections by comparing the cash flow projections to:
◦Historical cash flows.
◦Internal communications between management and the Board of Directors.
◦Projected information included in industry reports and certain of its peer companies.
•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation methodologies, the selection of sales revenue and EBITDA multiples and the discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those estimates to the discount rate selected by management.
◦Evaluating sales revenue and EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its comparable publicly traded companies.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 4, 2026
We have served as the Company's auditor since 2007.

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 3, 2026	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$69,602	$62,828
Independent operator receivables and current portion of independent operator notes, net of allowance $12,253 and $5,770	16,983	16,051
Other accounts receivable, net of allowance $8 and $9	3,685	4,166
Merchandise inventories	381,961	394,152
Prepaid expenses and other current assets	25,409	26,701
Total current assets	497,640	503,898
Independent operator notes and receivables, net of allowance $15,291 and $12,709	43,748	36,441
Property and equipment, net	742,961	750,423
Operating lease right-of-use assets	1,089,838	1,014,678
Intangible assets, net	78,375	78,778
Goodwill, net	633,835	782,734
Other assets	4,702	6,869
Total assets	$3,091,099	$3,173,821
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$177,457	$175,871
Accrued and other current liabilities	54,277	55,240
Accrued compensation	17,841	19,687
Current portion of long-term debt	15,000	15,000
Current lease liabilities	87,324	72,905
Income and other taxes payable	12,097	10,921
Total current liabilities	363,996	349,624
Long-term debt, net	477,905	462,502
Deferred income tax liabilities, net	33,183	56,178
Long-term lease liabilities	1,229,473	1,106,219
Other long-term liabilities	2,879	1,914
Total liabilities	2,107,436	1,976,437
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 98,153,086 and 97,262,557 shares issued and outstanding, respectively	98	97
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	827,048	815,858
Retained earnings	156,517	381,429
Total stockholders' equity	983,663	1,197,384
Total liabilities and stockholders' equity	$3,091,099	$3,173,821
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net sales	$4,688,759	$4,371,501	$3,969,453
Cost of sales	3,269,466	3,049,564	2,727,774
Gross profit	1,419,293	1,321,937	1,241,679
Selling, general and administrative expenses	1,332,288	1,227,722	1,115,897
Impairment of long-lived assets	113,807	—	—
Restructuring charges	45,903	15,888	—
Goodwill impairment	149,000	—	—
Operating income (loss)	(221,705)	78,327	125,782
Other expenses:
Interest expense, net	27,480	22,156	16,361
Loss on debt extinguishment and modification	—	—	5,340
Total other expenses	27,480	22,156	21,701
Income (loss) before income taxes	(249,185)	56,171	104,081
Income tax expense (benefit)	(24,273)	16,706	24,644
Net income (loss) and comprehensive income (loss)	$(224,912)	$39,465	$79,437
Basic earnings (net loss) per share	$(2.30)	$0.40	$0.80
Diluted earnings (net loss) per share	$(2.30)	$0.40	$0.79
Weighted-average shares outstanding:
Basic	97,985	98,707	98,709
Diluted	97,985	99,615	100,831
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	97,674,356	$98	$847,589	$262,527	$1,110,214
Exercise and vesting of share-based awards, net of shares withheld for employee taxes	1,804,023	1	5,420	—	5,421
Share-based compensation expense	—	—	31,091	—	31,091
Repurchase of common stock	(254,516)	—	(6,809)	—	(6,809)
Dividends paid	—	—	(15)	—	(15)
Net income and comprehensive income	—	—	—	79,437	79,437
Balance at December 30, 2023	99,223,863	$99	$877,276	$341,964	$1,219,339
Exercise and vesting of share-based awards	2,015,857	2	8,843	—	8,845
Share-based compensation expense	—	—	10,516	—	10,516
Repurchase of common stock	(3,977,163)	(4)	(80,777)	—	(80,781)
Net income and comprehensive income	—	—	—	39,465	39,465
Balance at December 28, 2024	97,262,557	$97	$815,858	$381,429	$1,197,384
Exercise and vesting of share-based awards	890,529	1	699	—	700
Share-based compensation expense	—	—	10,491	—	10,491
Net loss and comprehensive loss	—	—	—	(224,912)	(224,912)
Balance at January 3, 2026	98,153,086	$98	$827,048	$156,517	$983,663
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Cash flows from operating activities:
Net income (loss)	$(224,912)	$39,465	$79,437
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	107,610	90,747	76,600
Amortization of intangible and other assets	22,778	17,459	11,382
Amortization of debt issuance costs and debt discounts	928	910	1,084
Non-cash rent	7,230	4,780	5,226
Loss on debt extinguishment and modification	—	—	5,340
Impairment of long-lived assets	121,492	15,888	—
Goodwill impairment	149,000	—	—
Share-based compensation	10,491	10,516	31,091
Provision for independent operator and other accounts receivable reserves	12,791	4,853	3,674
Deferred income taxes	(22,995)	12,123	18,819
Other	2,739	1,015	487
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(11,157)	(7,515)	(11,031)
Merchandise inventories	12,191	(29,951)	(15,674)
Prepaid expenses and other assets	1,863	7,645	(10,716)
Income and other taxes payable	1,176	(3,766)	5,918
Trade accounts payable	2,096	(36,936)	73,771
Accrued and other liabilities	5,478	(25,240)	19,723
Accrued compensation	(1,947)	(7,755)	(2,445)
Operating lease liabilities	25,281	17,725	10,761
Net cash provided by operating activities	222,133	111,963	303,447
Cash flows from investing activities:
Advances to independent operators	(13,622)	(11,364)	(8,565)
Repayments of advances from independent operators	4,230	4,778	5,734
Business acquisition, net of cash and cash equivalents acquired	—	(60,526)	—
Purchases of property and equipment	(198,333)	(186,611)	(168,990)
Proceeds from sales of assets	39	—	24
Investments in intangible assets and licenses	(21,989)	(20,305)	(23,000)
Proceeds from insurance recoveries - property and equipment	—	—	632
Net cash used in investing activities	(229,675)	(274,028)	(194,165)
Cash flows from financing activities:
Proceeds from exercise of stock options	700	8,845	5,958
Tax withholding related to net settlement of employee share-based awards	—	—	(537)
Proceeds from senior term loan due 2028	—	—	300,000
Proceeds from revolving credit facility	70,000	190,000	25,000
Principal payments on revolving credit facility	(40,000)	—	(25,000)
Principal payments on senior term loan due 2025	—	—	(385,000)
Principal payments on senior term loan due 2028	(15,000)	(5,625)	(5,625)
Principal payments on finance leases	(1,384)	(1,959)	(1,398)
Repurchase of common stock	—	(81,355)	(5,893)
Dividends paid	—	—	(15)
Debt issuance costs paid	—	—	(4,513)
Net cash provided by (used in) financing activities	14,316	109,906	(97,023)
Net increase (decrease) in cash and cash equivalents	6,774	(52,159)	12,259
Cash and cash equivalents at beginning of period	62,828	114,987	102,728
Cash and cash equivalents at end of period	$69,602	$62,828	$114,987
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$32,771	$26,196	$22,722
Income taxes paid in cash	$2,283	$3,376	$7,557
Purchases of property and equipment accrued at end of period	$16,288	$12,791	$7,310
Investments in intangible assets accrued at end of period	$1,306	$1,286	$5,507
See Notes to Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Consolidated Financial Statements
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a growth-oriented extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. As of January 3, 2026, we had 570 stores throughout California, Washington, Oregon, Pennsylvania, Tennessee, Idaho, Nevada, Maryland, Ohio, New Jersey, North Carolina, Georgia, Alabama, Delaware, Kentucky and Virginia.
Grocery Outlet Holding Corp. owns 100% of Grocery Outlet Inc.
Fiscal Year — We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal year ended January 3, 2026 ("fiscal 2025") consisted of 53 weeks while the fiscal years ended December 28, 2024 ("fiscal 2024") and December 30, 2023 ("fiscal 2023") consisted of 52 weeks.
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
Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from these estimates depending upon certain risks and uncertainties. Changes in these estimates are recorded when known. We consider our accounting policies relating to long-lived asset impairment and goodwill impairment to be significant accounting policies that involves management's estimates and judgments.
Cash and Cash Equivalents — We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. All cash equivalents are unrestricted and available for immediate use. Cash and cash equivalents consisted primarily of cash held in checking and money market accounts as of January 3, 2026 and December 28, 2024.
Allowance for Independent Operator ("IO") Receivables and IO Notes and Other Accounts Receivable — We maintain allowances and accruals for estimated losses of amounts advanced to IOs and other third parties determined to be uncollectible. See Note 2 for additional information.
Concentrations of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts and notes receivable. Although we deposit our cash with creditworthy financial institutions, our deposits typically exceed federally insured limits. To date, we have not experienced any losses on our cash deposits. No single customer or store represented more than 10% of net sales for the fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023. No single customer or IO represented more than 10% of accounts receivable or notes receivable as of January 3, 2026 and December 28, 2024.
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
The estimated fair value of the asset or asset group is based on the estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. In fiscal 2025, we recognized $121.5 million of impairment of long-lived assets, of which $109.8 million related to certain underperforming stores which we subsequently determined to close as part of the Optimization Plan and $7.7 million related to the Restructuring Plan, both as defined in Note 16. In fiscal 2024, we recognized $15.9 million of impairment of long-lived assets related to the Restructuring Plan. There were no adjustments to the carrying value of long-lived assets due to impairment charges during fiscal 2023. See Note 3 and Note 4 for additional information. On the consolidated statements of operations and comprehensive income (loss), impairment of long-lived assets related to the Restructuring Plan were included in Restructuring charges, and all other impairment of long-lived assets including impairment related to the Optimization Plan were included in Impairment of long-lived assets.
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
Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized, but rather is subject to an annual impairment evaluation which is performed during our fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. Our impairment evaluation of goodwill generally consists of an initial qualitative assessment of our reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation, based on a combination of discounted cash flows and a market approach based on revenue and earnings multiples, is performed which requires us to estimate future cash flows, growth rates and economic and market conditions. If the quantitative evaluation indicates that the carrying value of our reporting unit exceeds its fair value, an impairment loss is calculated and recognized during that period. Measurement of such an impairment loss would be based on the excess of the carrying amount over fair value. The Company has one reporting unit for purposes of testing goodwill for impairment. During the fiscal year ended January 3, 2026, we recorded a goodwill impairment charge of $149.0 million, which is included in Goodwill impairment on the consolidated statements of operations and comprehensive income (loss). There were no goodwill impairment charges recorded during the fiscal years ended December 28, 2024 and December 30, 2023. See Note 5 for additional information.

Intangible assets include trademarks, computer software, and liquor licenses. Trademarks represent the value of all our trademarks and trade names in the marketplace. We are amortizing the value assigned to the trade names on a straight-line basis over 15 years. Computer software includes both acquired software and eligible costs to develop internal-use software that are incurred during the application development stage. These assets are amortized over their estimated useful lives of three to 10 years. Liquor license assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. We review our intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of the intangible assets are not recoverable, the impairment is measured as the amount by which the carrying value of the intangible asset exceeds its fair value. There were no impairments of intangible assets recognized during the fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023.
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
There were no assets or liabilities measured at fair value on a recurring basis as of January 3, 2026 or December 28, 2024.
Generally, long-lived assets are recorded at fair value on a non-recurring basis after the asset has been impaired. As of January 3, 2026 and December 28, 2024, certain long-lived assets were determined to be impaired and as such were measured at fair value at the time of the impairment determination. For the fiscal year ended January 3, 2026, we recognized $121.5 million of impairment of long-lived assets, of which $109.8 million related to certain underperforming stores which we subsequently determined to close as part of the Optimization Plan and $7.7 million related to the Restructuring Plan, both as defined in Note 16. For the fiscal year ended December 28, 2024, we recognized $15.9 million of impairment of long-lived assets related to the Restructuring Plan. See "Property and Equipment" within Note 1, Note 3, and Note 4 for additional information. There were no transfers of assets or liabilities between levels within the fair value hierarchy during the fiscal years ended January 3, 2026 or December 28, 2024. Fair value was determined using Level 3 inputs at the time of impairment.
We performed a quantitative goodwill impairment test during the fourth quarter of fiscal 2025 which concluded that the estimated fair value of our reporting unit was lower than carrying value. Goodwill impairment charges of $149.0 million were recorded in Goodwill impairment on the consolidated statements of operations and comprehensive income (loss). There were no goodwill impairment charges recorded during the fiscal years ended December 28, 2024 and December 30, 2023. See Note 5 for additional information. The calculation of the fair value of our reporting unit was determined using Level 3 fair value measurements.
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

Long-term debt — The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the consolidated balance sheets (amounts in thousands):

	January 3, 2026		December 28, 2024
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Senior term loan (Level 2)	$272,905	$273,750	$287,502	$288,750
Revolving credit facility (Level 2)	$220,000	$220,000	$190,000	$190,000
_______________________
(1)The carrying amounts of the senior term loan as of January 3, 2026 and December 28, 2024 were net of debt issuance costs of $0.8 million and $1.2 million, respectively.
(2)The estimated fair value of the senior term loan and revolving credit facility borrowings under the 2023 Credit Agreement, as defined in Note 6, was deemed to approximate the carrying value, excluding unamortized debt issuance costs, because the interest rate is variable with short reset periods and is reflective of the current market rate.
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
We did not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of January 3, 2026 and December 28, 2024.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $4.5 million and $4.1 million as of January 3, 2026 and December 28, 2024, respectively. Breakage amounts were $0.7 million, $0.5 million and $0.2 million for the fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively.
Disaggregated Revenues — The following table presents net sales revenue by type of product (amounts in thousands):

	January 3, 2026	December 28, 2024	December 30, 2023
Perishable (1)	$1,765,372	$1,615,634	$1,404,461
Non-perishable (2)	2,923,387	2,755,867	2,564,992
Total net sales (3)	$4,688,759	$4,371,501	$3,969,453
_______________________
(1)Perishable departments include dairy and deli; produce and floral; and fresh meat and seafood.
(2)Non-perishable departments include non-perishable grocery; frozen foods; beer and wine; general merchandise; and health and beauty care.
(3)Fiscal 2025 consisted of 53 weeks while fiscal 2024 and fiscal 2023 consisted of 52 weeks.
Cost of Sales — Cost of sales includes, among other things, merchandise costs, inventory markdowns, shrink, transportation, third-party delivery fees and distribution and warehousing costs, including depreciation.

Marketing and Advertising Expenses — Costs for store promotions, newspaper, television, radio and other media advertising are expensed at the time the promotion or advertising takes place. Marketing and advertising costs are included in selling, general and administrative expenses ("SG&A") in the accompanying consolidated statements of operations and comprehensive income (loss) and amounted to $46.8 million, $43.0 million and $36.4 million, respectively, in the fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023.
Share-based Awards — We estimate the fair value of time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") based upon the closing price of our common stock as reported on the Nasdaq Global Select Market on the date of grant. The PSUs vest in one installment after a three-year performance period based on a service condition and the achievement of cumulative operating goals. The RSUs vest evenly over periods ranging from one year to three years. See Note 8 for information on the fair value of stock options.
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
While we recognize share-based compensation expense over the performance period and/or requisite service period based on the fair market value of the award as of the grant date, we will not know the actual amount of tax benefit an award will generate until such award is exercised (for stock options) or vested (for RSUs or PSUs). Until such award is exercised or vested we assume that the amount ultimately recognized for tax purposes is the same amount we are currently recognizing in our operating results, that is for "book" purposes. Consequently, our deferred tax asset related to share-based compensation expense, which totaled $5.0 million on a tax-effected basis as of January 3, 2026, is based on each qualifying award's grant date fair value rather than the award's to-be-determined exercise date intrinsic value (or vesting date fair value). For awards exercised or vested during our fiscal year ended January 3, 2026, the exercise or vest date intrinsic value was below the grant date fair value by a total of $3.5 million on a tax-effected basis. If the share price for our common stock were to depreciate for a sustained period of time, we could be required to recognize a tax shortfall. Such shortfalls could have a material effect on our cash flows and financial results. See Note 8 and Note 10 for additional information.
Income Taxes — Income taxes are accounted for using an asset and liability approach that requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events are considered, other than changes in the tax law. A valuation allowance is established, when necessary, to reduce net deferred income tax assets to the amount expected to be realized. We have not recorded any valuation allowances against our deferred income tax balances for the fiscal years ended January 3, 2026 and December 28, 2024. Significant items comprising our future tax benefits and liabilities (deferred tax assets and liabilities) include lease liability obligations, right-of-use assets, depreciation and amortization, net operating losses and other carryforwards, impairments and accounts receivable reserves.
We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense (benefit). We record uncertain tax positions in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes, on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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

We had 529, 491 and 466 stores operated by IOs as of January 3, 2026, December 28, 2024 and December 30, 2023, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the independent operator agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon no less than 75 days' notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $4.5 billion, $4.2 billion, and $3.9 billion for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in SG&A. IO commissions were $667.3 million, $637.2 million, and $621.7 million for the fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively. IO commissions of $6.1 million and $5.6 million were included in accrued and other current liabilities as of January 3, 2026 and December 28, 2024, respectively.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which was $88.3 million and $71.0 million, gross, as of January 3, 2026 and December 28, 2024, respectively. See Note 2 for additional information.
Net Income (Loss) Per Share — Basic net income (loss) per share is calculated using net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the dilutive effects of stock options and RSUs outstanding during the period, to the extent such securities would not be anti-dilutive, as well as dilutive PSUs, and is determined using the treasury stock method.

Recently Adopted Accounting Standards
Accounting Standards Update ("ASU") No. 2023-09 — In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"). ASU 2023-09 requires public entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We adopted ASU 2023-09 beginning in fiscal 2025 on a prospective basis. The adoption of ASU 2023-09 required additional disclosures in our consolidated financial statements. See Note 10 for additional information.
Recently Issued Accounting Pronouncements
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

Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 4.00% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the consolidated balance sheets and was $3.9 million and $3.0 million as of January 3, 2026 and December 28, 2024, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of January 3, 2026 or December 28, 2024. Notes and receivables from our IOs participating in our Temporary Commission Adjustment Program ("TCAP"), as detailed below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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
Amounts due from IOs and the related allowances consisted of the following (amounts in thousands):

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
January 3, 2026
Independent operator notes	$57,532	$(454)	$(13,864)	$43,214	$2,301	$40,913
Independent operator receivables	30,743	(11,799)	(1,427)	17,517	14,682	2,835
Total	$88,275	$(12,253)	$(15,291)	$60,731	$16,983	$43,748

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
December 28, 2024
Independent operator notes	$46,917	$(368)	$(11,454)	$35,095	$471	$34,624
Independent operator receivables	24,054	(5,402)	(1,255)	17,397	15,580	1,817
Total	$70,971	$(5,770)	$(12,709)	$52,492	$16,051	$36,441

A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Beginning balance	$18,479	$16,151	$14,747
Provision for IO notes and IO receivables reserves	12,783	4,625	3,588
Write-off of uncollectible IO notes and IO receivables	(3,718)	(2,297)	(2,184)
Ending balance	$27,544	$18,479	$16,151
The following table presents the gross write-off of IO notes and IO receivables by year of origination for the fiscal year ended January 3, 2026 (amounts in thousands):

Fiscal 2025	$—
Fiscal 2024	1
Fiscal 2023	892
Fiscal 2022	1,407
Fiscal 2021	644
Prior	774
Total	$3,718
The following tables present the outstanding gross balance of IO notes by fiscal year of origination and credit quality indicator (amounts in thousands):

	Fiscal Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
January 3, 2026
TCAP	$4,826	$5,982	$3,972	$3,907	$1,589	$2,489	$22,765
Non-TCAP	7,253	4,745	2,762	3,680	2,285	2,689	23,414
New store	9,808	1,545	—	—	—	—	11,353
Total	$21,887	$12,272	$6,734	$7,587	$3,874	$5,178	$57,532

	Fiscal Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
December 28, 2024
TCAP	$3,522	$3,662	$5,542	$2,250	$1,592	$1,384	$17,952
Non-TCAP	4,474	4,024	4,213	3,798	1,969	2,029	20,507
New store	6,733	1,725	—	—	—	—	8,458
Total	$14,729	$9,411	$9,755	$6,048	$3,561	$3,413	$46,917
TCAP IO Notes
Notes of IOs participating in our TCAP represented 50.6% and 49.1% of total IO note balances as of January 3, 2026 and December 28, 2024, respectively.
A total of $9.7 million of IO notes were added into our TCAP during the fiscal year ended January 3, 2026. The weighted-average contractual interest rate of these IO notes was 4.00% as of January 3, 2026, a reduction from the standard rate of 9.95%. In addition, $2.5 million of IO notes were transferred from TCAP to Non-TCAP during the fiscal year ended January 3, 2026.

Note 3. Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	Property and Equipment, At Cost	Accumulated Depreciation and Amortization	Property and Equipment, Net
January 3, 2026
Leasehold improvements	$572,641	$(212,035)	$360,606
Fixtures and equipment	657,091	(343,033)	314,058
Other	376	(348)	28
Construction in progress	90,625	(22,356)	68,269
Totals	$1,320,733	$(577,772)	$742,961
December 28, 2024
Leasehold improvements	$538,682	$(184,759)	$353,923
Fixtures and equipment	621,017	(301,499)	319,518
Other	376	(335)	41
Construction in progress	76,941	—	76,941
Totals	$1,237,016	$(486,593)	$750,423
Construction in progress is primarily composed of leasehold improvements and fixtures and equipment related to new or remodeled stores where construction had not been completed at year-end.
We recognized impairment of property and equipment of $90.6 million in fiscal 2025, including $82.1 million related to certain underperforming stores which we subsequently determined to close as part of the Optimization Plan, as well as $7.0 million related to the Restructuring Plan, and $12.1 million in fiscal 2024 related to the Restructuring Plan. No impairment of property and equipment was recognized in fiscal 2023. See Note 1 and Note 16 for additional information.
Depreciation expense on property and equipment were as follows (amounts in thousands):

	Fiscal Year Ended
Consolidated Statements of Operations and Comprehensive Income (loss) Location	January 3, 2026	December 28, 2024	December 30, 2023
Cost of sales	$4,655	$2,857	$1,963
Selling, general and administrative expenses	102,955	87,890	74,637
Total depreciation expense on property and equipment	$107,610	$90,747	$76,600
Note 4. Leases
As of January 3, 2026 and December 28, 2024, we leased 14 of our store locations and one warehouse location from related parties. See Note 11 for additional information.
As of January 3, 2026, we had executed leases for 31 store locations that we had not yet taken possession of with total undiscounted future lease payments of $206.5 million and lease terms through 2045.
As of January 3, 2026, we had executed leases for 36 underperforming store locations and a distribution center facility where we are pursuing termination or sublease of these leases as part of the Optimization Plan, with total undiscounted future lease payments of $101.8 million and lease terms through 2040, following the recognition of impairment of right-of-use assets of $27.7 million in fiscal 2025 related to these leases. See below and Note 16 for further discussion.
Based upon our initial investment in store leasehold improvements, we utilize an initial, reasonably-certain lease life of 15 years for most of our leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 15 years or more. Our leases do not include any material residual value guarantees or material restrictive covenants. We also have non-cancelable subleases with unrelated third parties with future minimum rental receipts as of January 3, 2026 totaling $4.8 million ending in various years through 2036, which have not been deducted from the future minimum lease payments.

The balance sheet classification of our right-of-use lease assets and lease liabilities was as follows (amounts in thousands):

Leases	Classification	January 3, 2026	December 28, 2024
Assets:
Operating lease assets	Operating right-of-use assets	$1,089,838	$1,014,678
Finance lease assets	Other assets	2,643	3,711
Total lease assets		$1,092,481	$1,018,389
Liabilities:
Current
Operating	Current lease liabilities	$86,263	$71,527
Finance	Current lease liabilities	1,061	1,378
Noncurrent
Operating	Long-term lease liabilities	1,227,689	1,103,647
Finance	Long-term lease liabilities	1,784	2,572
Total lease liabilities		$1,316,797	$1,179,124
The components of lease expense were as follows (amounts in thousands):

		Fiscal Year Ended
Lease Cost	Classification(1)	January 3, 2026	December 28, 2024	December 30, 2023
Operating lease cost	Selling, general and administrative expenses	$178,037	$157,300	$141,501
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	1,346	1,479	1,423
Interest on leased liabilities	Interest expense, net	211	347	340
Variable lease cost	Selling, general and administrative expenses	1,350	1,688	1,093
Sublease income	Selling, general and administrative expenses	(1,153)	(1,281)	(1,237)
Net lease cost		$179,791	$159,533	$143,120
_______________________
(1)Certain supply chain related lease costs herein are included in cost of sales.

Maturities of lease liabilities as of January 3, 2026 were as follows (amounts in thousands):

	Operating Leases	Finance Leases	Total
Fiscal 2026	$170,147	$1,591	$171,738
Fiscal 2027	185,553	947	186,500
Fiscal 2028	183,518	596	184,114
Fiscal 2029	183,305	477	183,782
Fiscal 2030	178,533	214	178,747
Thereafter	941,093	23	941,116
Total lease payments	1,842,149	3,848	$1,845,997
Less: Imputed interest	(528,197)	(1,003)
Present value of lease liabilities	$1,313,952	$2,845
The weighted-average lease terms and discount rates of operating and finance leases were as follows:

	January 3, 2026	December 28, 2024
Weighted-average remaining lease term:
Operating leases	10.3 years	10.5 years
Finance leases	3.4 years	3.6 years
Weighted-average discount rate:
Operating leases	6.49%	6.53%
Finance leases	6.47%	6.35%
Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$170,857	$152,576	$135,871
Operating cash flows from finance leases	$209	$344	$344
Financing cash flows from finance leases	$1,386	$1,597	$1,409
Leased assets obtained in exchange for new operating lease liabilities	$245,908	$161,688	$131,758
Leased assets obtained in exchange for new finance lease liabilities	$285	$917	$1,782
Decrease in operating lease liabilities and right-of-use assets due to lease remeasurement	$19,660	$975	$—
Impairment of right-of-use assets (1)	$31,106	$3,825	$—
_______________________
(1)Impairment amounts recognized in fiscal 2025 were primarily related to certain underperforming stores, substantially all of which we subsequently determined to close as part of the Optimization Plan, as well as the Restructuring Plan, and impairment amounts recognized in fiscal 2024 were related to the Restructuring Plan. See Note 1 and Note 16 for additional information.

Note 5. Goodwill and Intangible Assets
The following table summarizes the changes in the net goodwill balance for the periods presented (amounts in thousands):

	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Balance at December 30, 2023	$747,943	$—	$747,943
Acquisition of United Grocery Outlet, net of purchase price adjustments (see Note 15)	34,791	—	34,791
Balance at December 28, 2024	$782,734	$—	$782,734
Purchase price adjustment	101	—	101
Impairment loss	—	(149,000)	(149,000)
Balance at January 3, 2026	$782,835	$(149,000)	$633,835
Goodwill is subject to an annual impairment evaluation which is performed during our fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. Our annual impairment evaluation concluded that the carrying value of goodwill exceeded its fair value and, therefore, we recorded a goodwill impairment charge of $149.0 million during fiscal 2025. There were no goodwill impairment charges recorded during fiscal 2024 and fiscal 2023. See Note 1 for additional information.
For our fiscal 2025 impairment evaluation, we determined to bypass the qualitative assessment and performed a quantitative assessment. For the quantitative impairment assessment, we used a combination of an income approach and a market approach to determine the fair value of the reporting unit, and the income approach and market approach were equally weighted to estimate fair value. For the income approach, a discounted cash flow model was used that required forecasts of cash flows, assumptions such as revenue growth rates and gross profit margins, among others, and an estimate of weighted-average cost of capital that we believe approximates the assumptions from a market participant’s perspective. For the market approach, a guideline public company model was used, which required judgment in estimating key assumptions including the selection of guideline companies and multiples of sales revenue and EBITDA. These estimates incorporated many uncertain factors which could be impacted by changes in market conditions, interest rates, growth rate, tax rates, costs, customer behavior, regulatory environment and other macroeconomic changes. In addition, we considered the reasonableness of the fair value of the reporting unit by assessing the implied enterprise value control premium based on our market capitalization. We determined that the implied control premium was reasonable which corroborates our fair value estimates. We categorized the fair value determination as Level 3 in the fair value hierarchy due to our use of internal projections and unobservable measurement inputs.
Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

Information regarding our intangible assets was as follows (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
January 3, 2026
Trademarks	$58,400	$(43,684)	$14,716
Computer software	101,770	(47,395)	54,375
Total finite-lived intangible assets	160,170	(91,079)	69,091
Liquor licenses	9,284	—	9,284
Total intangible assets	$169,454	$(91,079)	$78,375
December 28, 2024
Trademarks	$58,400	$(39,791)	$18,609
Computer software	85,109	(34,505)	50,604
Total finite-lived intangible assets	143,509	(74,296)	69,213
Liquor licenses	9,565	—	9,565
Total intangible assets	$153,074	$(74,296)	$78,778
Amortization expense for finite-lived intangible assets was $21.3 million, $15.7 million, and $10.1 million for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively.
The estimated future amortization expense related to finite-lived intangible assets as of January 3, 2026 is as follows (amounts in thousands):

Fiscal 2026	$21,511
Fiscal 2027	17,309
Fiscal 2028	12,411
Fiscal 2029	7,019
Fiscal 2030	2,722
Thereafter	8,119
Total	$69,091

Note 6. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	January 3, 2026	December 28, 2024
2023 Credit Agreement:
Senior term loan due 2028	$273,750	$288,750
Revolving credit facility	220,000	190,000
Long-term debt, gross	493,750	478,750
Less: Unamortized debt issuance costs	(845)	(1,248)
Long-term debt, less unamortized debt issuance costs	492,905	477,502
Less: Current portion	(15,000)	(15,000)
Long-term debt, net	$477,905	$462,502
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
On February 21, 2023, we repaid all of the outstanding indebtedness under a prior first lien credit agreement, as well as fees and expenses in connection therewith. All obligations of the Company’s subsidiaries under the prior first lien credit agreement were discharged and the agreement was terminated as of such date. In connection with the closing of the 2023 Credit Agreement and repayment of the prior first lien credit agreement and in accordance with ASC Topic 470-50, Debt-Modifications and Extinguishments, we wrote off $5.1 million of previously unamortized debt issuance costs and debt discounts and incurred $0.2 million in debt modification costs, which were recorded within loss on debt extinguishment and modification for the fiscal year ended January 3, 2026. Furthermore, a total of $4.6 million of creditor and third-party debt issuance costs were capitalized or carried over from the prior credit facilities (as defined below), and will be amortized over the term of the new credit facilities.
Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio. As of January 3, 2026, interest on borrowings under the credit facilities was based on one-month Term SOFR with an applicable margin of 2.25%.
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
Senior Term Loan due 2028
The senior term loan under the 2023 Credit Agreement had an interest rate of 6.27% as of January 3, 2026.
Revolving Credit Facility
The aggregate outstanding principal balance under the revolving credit facility was $220.0 million and $190.0 million as of January 3, 2026 and December 28, 2024, respectively. As of January 3, 2026 we had $5.1 million of outstanding letters of credit and $174.9 million of remaining borrowing capacity available under the revolving credit facility. Borrowings under the revolving credit facility had an interest rate of 6.31% as of January 3, 2026.
We are required to pay a quarterly commitment fee ranging from 0.15% to 0.30% on the daily unused amount of the commitment under the revolving credit facility based upon our Total Net Leverage Ratio. The unused commitment fee rate was 0.20% as of January 3, 2026. We are also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility.
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
As of January 3, 2026, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of January 3, 2026 were as follows (amounts in thousands):

Fiscal 2026	15,000
Fiscal 2027	15,000
Fiscal 2028	463,750
Fiscal 2029 and thereafter	—
Total	$493,750

Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Interest on loans	$33,245	$29,028	$24,666
Amortization of debt issuance costs and debt discounts	928	910	1,084
Interest on finance leases	211	347	340
Other	—	27	17
Interest income	(4,921)	(6,723)	(7,631)
Capitalized interest	(1,983)	(1,433)	(2,115)
Interest expense, net	$27,480	$22,156	$16,361
Loss on Debt Extinguishment and Modification
Loss on debt extinguishment and modification consisted of the following (amounts in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Write-off of debt issuance costs	$—	$—	$4,518
Write-off of debt discounts	—	—	578
Debt modification costs	—	—	244
Loss on debt extinguishment and modification	$—	$—	$5,340

Note 7. Stockholders' Equity
As of January 3, 2026, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.001 per share.
Common Stock
Holders of our common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. The holders of our common stock do not have cumulative voting rights in the election of directors.
Preferred Stock
We did not have any shares of preferred stock issued or outstanding as of January 3, 2026. Our Board of Directors (the "Board") has the authority to issue shares of preferred stock from time to time on terms it may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof as the Board may from time to time determine, which could affect the relative voting power or other rights of the holders of our common stock. The issuance of preferred stock could have the effect of decreasing the trading price of our common stock, restricting dividends on the common stock, diluting the voting power of our common stock, or subordinating the liquidation rights of the common stock.
Dividend Rights
Holders of our common stock are entitled to receive dividends when, as and if declared by our Board out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders or one or more outstanding series of our preferred stock.

Share Repurchase Program
In November 2021, our Board approved a share repurchase program (the "2021 Share Repurchase Program"). This program, which was effective November 5, 2021 and without an expiration date, authorized us to repurchase up to $100.0 million of our outstanding common stock.
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

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Shares repurchased	—	3,977,163	254,516
Amount repurchased (1)	$—	$80,439	$6,809
Average repurchase price per share	$—	$20.23	$26.75
_______________________
(1)Includes commissions for the shares repurchased for the fiscal years ended December 28, 2024 and December 30, 2023 and excludes excise tax due of $0.3 million under the Inflation Reduction Act for the fiscal year ended December 28, 2024.
As of January 3, 2026, we had $100.0 million of repurchase authority remaining under the 2024 Share Repurchase Program.
Note 8. Share-based Awards
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
On June 4, 2019, our Board and stockholders approved the Grocery Outlet Holding Corp. 2019 Incentive Plan (the "2019 Plan"). A total of 4,597,862 shares of common stock were reserved for issuance under the 2019 Plan at that time. In addition, on the first day of each fiscal year beginning in fiscal 2020 and ending in fiscal 2029, the 2019 Plan provides for an annual automatic increase of the shares reserved for issuance in an amount equal to the positive difference between (i) 4% of the "outstanding common stock" (as defined in the 2019 Plan) on the last day of the immediately preceding fiscal year and (ii) the plan share reserve on the last day of the immediately preceding fiscal year, or a lesser number as determined by our Board. As of January 3, 2026, there were a total of 9,269,282 shares of common stock reserved for issuance under the 2019 Plan, which included 836,142 shares added effective December 29, 2024 per the above noted annual automatic increase. As of January 3, 2026, there were 1,438,637 remaining shares available for issuance of new equity awards under the 2019 Plan.
Long-term incentive programs ("LTIPs") under the 2019 Plan include time-based RSUs, PSUs and stock options. In fiscal 2025, fiscal 2024 and fiscal 2023, we granted RSUs and PSUs to our employees. RSUs granted under the LTIPs generally vest over one to three years. PSUs granted under the LTIPs will vest upon the achievement of certain performance targets as determined by the Compensation Committee following the last day of a three-year performance period. The number of PSUs ultimately earned will equal the number of PSUs granted multiplied by the applicable percentage of performance target levels achieved, and can range from 0% to 200% of the number of PSUs granted. PSUs granted during fiscal 2025 and fiscal 2024 will vest upon the achievement of certain revenue-based and adjusted EPS-based performance targets, and PSUs granted during fiscal 2023 will vest upon the achievement of certain revenue-based and certain adjusted EBITDA-based performance targets.

During fiscal 2025, we granted time-based stock options, which have a ten-year term and vest in annual installments over a three-year period, subject to continued employment. In addition, during fiscal 2025, we granted a one-time, special new hire stock option award with a ten-year term to our President and Chief Executive Officer. Under this award, one-third of such stock options vest and become exercisable three years after the grant date, subject to continued employment. The remaining two-thirds of those stock options become exercisable three years after the grant date, subject to the achievement of certain price targets of the Company's common stock during the three-year period following the grant date and the recipient's continued employment.
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

The grant date fair value of time-based stock options awarded during fiscal 2025 was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

Fiscal Year Ended
January 3, 2026
Expected volatility	43.4%
Risk-free interest rate	4.0%
Dividend yield	—%
Expected term (in years)	6.03
For market-based stock options, share-based compensation expense was immaterial during fiscal 2025. We did not award any performance-based stock options during fiscal 2025, and we did not award any time-based, market-based or performance-based stock options during fiscal 2024 and fiscal 2023.
Share-based Award Activity
The following table summarizes stock option activity under all equity incentive plans during fiscal 2025 (amounts in thousands, except option, per option and term data):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Time-Based Stock Options
Options outstanding as of December 28, 2024	879,357	$19.98
Granted	1,336,588	12.11
Exercised	(51,572)	10.74
Forfeited	(447,614)	17.45
Options outstanding as of January 3, 2026	1,716,759	$14.79	7.1 years	$67
Options vested and expected to vest as of January 3, 2026	1,716,759	$14.79	7.1 years	$67
Options exercisable as of January 3, 2026	579,759	$19.96	3.1 years	$67
Market-Based and Performance-Based Stock Options
Options outstanding as of December 28, 2024	99,384	$10.25
Granted	166,667	11.87
Exercised	(25,655)	5.67
Forfeited	—	—
Options outstanding as of January 3, 2026	240,396	$11.86	7.2 years	$44
Options vested and expected to vest as of January 3, 2026	240,396	$11.86	7.2 years	$44
Options exercisable as of January 3, 2026	73,729	$11.85	2.7 years	$44
The weighted-average grant date fair value per share unit of time-based stock options and market-based stock options granted during fiscal 2025 was $5.80 and $4.65, respectively. No stock options were granted during fiscal 2024 and fiscal 2023.
The total intrinsic value of time-based stock options exercised was $0.2 million, $16.3 million and $11.7 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. The total intrinsic value of performance-based stock options exercised was $0.2 million, $2.2 million and $15.9 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. No market-based stock options were exercised during fiscal 2025, fiscal 2024 or fiscal 2023.
As of January 3, 2026, unamortized compensation expense for time-based stock options and market-based stock options was $4.8 million and $0.6 million, respectively, which is expected to be amortized over a weighted-average period of approximately 2.2 years and 2.2 years, respectively. We had no unamortized compensation cost related to performance-based stock options, as all awards were fully vested as of January 3, 2026.

The following table summarizes RSU activity under all equity incentive plans during fiscal 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
Unvested balance as of December 28, 2024	1,179,071	$22.93
Granted	1,286,380	12.21
Vested	(494,183)	24.30
Forfeited	(450,013)	16.91
Unvested balance as of January 3, 2026	1,521,255	$15.20	1.5 years
The weighted-average grant date fair value per share unit of RSUs granted during fiscal 2025, fiscal 2024 and fiscal 2023 was $12.21, $21.59 and $27.50, respectively. RSUs vested during fiscal 2025, fiscal 2024 and fiscal 2023 had grant date fair values totaling $12.0 million, $13.0 million, and $11.2 million, respectively.
Unamortized compensation expense for RSUs was $13.1 million as of January 3, 2026, which is expected to be amortized over a weighted-average period of approximately 1.8 years.
The following table summarizes PSU activity under the 2019 Plan during fiscal 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
Unvested balance as of December 28, 2024	791,884	$27.83
Granted (1)	937,533	12.04
Adjustment for expected performance achievement (2)	(1,063,899)	15.61
Vested	(320,430)	29.18
Forfeited	(193,688)	16.74
Unvested balance as of January 3, 2026 (3)	151,400	$27.29	—	years
_______________________
(1)Represents initial grant of PSUs based on performance target level achievement of 100%.
(2)Represents the adjustment to previously granted PSUs based on performance expectations as of the end of each respective reporting period.
(3)Up to an additional 2,659,421 PSUs could potentially be included if the actual performance level achievement exceeds the current expected target performance level of achievement (with 200% being the maximum performance level achievement).
The weighted-average grant date fair value per share unit of PSUs granted during fiscal 2025, fiscal 2024 and fiscal 2023 was $12.04, $25.65 and $27.34, respectively. PSUs vested during fiscal 2025, fiscal 2024 and fiscal 2023 had grant date fair values totaling $9.4 million, $10.7 million, and $16.3 million, respectively.
We had no unamortized compensation cost related to the expected level of achievement of unvested PSUs as of January 3, 2026.

Share-based Compensation Expense
We recognize compensation expense for time-based and market-based stock options, RSUs, and PSUs by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the achievement of the grant's service or performance vesting requirements is probable.
Share-based compensation expense and the related tax benefit consisted of the following (amounts in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Time-based stock options	$1,784	$11	$770
Market-based stock options	219	—	—
RSUs	12,428	12,805	11,327
PSUs	(3,940)	(2,300)	18,979
Dividends (1)	—	—	15
Share-based compensation expense (2)	$10,491	$10,516	$31,091
_______________________
(1)Represents cash dividends paid upon vesting of share-based awards as a result of dividends declared in connection with a recapitalization that occurred in fiscal 2018.
(2)Total recognized income tax benefit related to share-based compensation expense was $2.8 million, $2.9 million and $8.3 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Share-based compensation expense qualifying for capitalization was insignificant for each of the fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023. Accordingly, no share-based compensation expense was capitalized during these years.
Dividends
For time-based stock options and RSU share-based awards that were outstanding on the dividend date of October 22, 2018 and that vested in fiscal 2023, fiscal 2022, and fiscal 2021, we made dividend payments as these awards vested.
We paid less than $0.1 million of dividends during the fiscal year ended December 30, 2023. There was no unamortized compensation cost related to future dividend payments on unvested time-based stock options, market-based stock options and RSU share-based awards as of January 3, 2026.

Note 9. Retirement Plans
We make contributions to the UFCW—Northern California Employers Joint Pension Trust Fund (the "Pension Fund") and the UFCW—Benefits Trust Fund ("Benefits Fund"), each a multiemployer plan, established for the benefit of union employees at two company operated stores under the terms of a collective bargaining agreement. We currently operate under a collective bargaining agreement, which was extended on a day-to-day basis and is subject to a 72 hour notice of cancellation. Minimum contributions outside of the agreed upon contractual rates are not required for the Pension Fund. Payments into the Pension Fund were $0.8 million, $0.8 million, and $0.6 million for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively. We paid no surcharges to the Pension Fund.
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
The following information represents our participation in the Pension Fund for the annual period ended December 28, 2024, the latest available information from the Pension Fund. All such information is based on information we received from the Pension Fund.
The Pension Fund's Employer Identification Number is 94-6313554 and the Plan Number is 001. Our contributions represented less than 5% of the total contributions to the Pension Fund. Under the provisions of the Pension Protection Act ("PPA") zone status, the Pension Fund was in critical and declining status during the plan year. Among other factors, generally, plans in critical status are less than 65 percent funded. In an effort to improve the Pension Fund's funding situation, the trustees adopted a rehabilitation plan on July 8, 2010 and most recently updated it on May 3, 2022. The rehabilitation plan changes the benefits for participants who retire and commence a pension on or after January 1, 2012, and changes future benefit accruals earned on or after January 1, 2012. Except in limited circumstances, the pensions of participants and beneficiaries whose pension effective date is before January 1, 2012, are not affected.
The Benefits Fund provides medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees. The majority of our contributions cover active employees and as such, may not constitute contributions to a postretirement benefit plan. However, we are unable to separate contribution amounts to the postretirement benefit part of the Benefits Fund from contribution amounts paid to the active employee part of the Benefits Fund. Payments into the Benefits Fund were $1.9 million, $1.4 million, and $1.4 million for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively.
For our nonunion employees, we offered the following plans during fiscal 2025, fiscal 2024 or fiscal 2023:
a.A noncontributory profit-sharing plan for administrative and warehouse personnel under which the Board may authorize an annual contribution. This profit-sharing plan is available to nonunion employees who meet certain service criteria. We expensed zero, zero and $6.8 million for contributions to this plan for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively.
b.A 401(k) retirement plan for warehouse employees, which is available to those employees who meet certain service criteria.
c.A 401(k) retirement plan for administrative personnel, which is available to those employees who meet certain service criteria.
d.We are not obligated to match any employee contributions for the 401(k) retirement plans.

Note 10. Income Taxes
Components of income tax expense
Income (loss) before income taxes consisted entirely of income (loss) from domestic operations of $(249.2) million, $56.2 million, and $104.1 million for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively.
The components of income tax expense (benefit) consisted of the following (amounts in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Current:
Federal	$(2,369)	$1,195	$1,051
State	1,091	3,388	4,774
Total current	(1,278)	4,583	5,825
Deferred:
Federal	(16,221)	10,781	16,127
State	(6,774)	1,342	2,692
Total deferred	(22,995)	12,123	18,819
Income tax expense (benefit)	$(24,273)	$16,706	$24,644
Statutory rate reconciliation
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate after the adoption of ASU 2023-09 is as follows (amounts in thousands):

	Fiscal Year Ended
	January 3, 2026
	Amount	Percent
Income tax benefit at U.S. federal statutory rate	$(52,329)	21.0%
State and local income taxes, net of federal income tax effect (1)	(4,509)	1.8%
Nontaxable or nondeductible items:
Goodwill impairment	31,290	(12.6)%
Share-based compensation, including shortfalls and excess tax benefits	3,042	(1.2)%
Other	(1,767)	0.7%
Income tax expense (benefit) and effective tax rate	$(24,273)	9.7%
_______________________
(1)State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for fiscal years before the adoption of ASU 2023-09 is as follows (amounts in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Taxes at federal statutory rates	21.0%	21.0%
State income taxes net of federal benefit	5.1%	5.4%
Section 162(m) compensation limitation on covered employees	3.2%	2.2%
Excess federal tax benefits from exercise and vest of share-based awards	(2.6)%	(3.3)%
Return to provision	1.9%	(2.0)%
Acquisition and integration costs (1)	1.2%	—%
Other	(0.1)%	0.4%
Effective income tax rate	29.7%	23.7%
_______________________
(1)Represents costs related to the acquisition and integration of United Grocery Outlet. See Note 15 for additional information.
Deferred income taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred tax assets and liabilities were as follows (amounts in thousands):

	January 3, 2026	December 28, 2024
Deferred tax assets:
Accrued compensation	$1,937	$2,406
Share-based compensation expense	4,989	5,757
Merchandise inventories	7,407	7,385
Transaction costs	334	492
Lease liability obligations	368,258	331,705
Net operating loss and other carryforwards	34,988	26,269
Accruals and reserves	11,970	10,233
Other	647	3,375
Total deferred tax assets	430,530	387,622
Deferred tax liabilities:
Prepaid expenses	(1,522)	(1,644)
Depreciation and amortization expenses	(98,233)	(95,199)
Intangible assets	(4,076)	(5,231)
Lease right-of-use assets	(306,700)	(288,347)
Goodwill	(53,182)	(53,379)
Total deferred tax liabilities	(463,713)	(443,800)
Net deferred tax liabilities	$(33,183)	$(56,178)
We have net operating loss carryforwards of $159.3 million for federal income tax purposes, which carries forward indefinitely. There are also net operating loss carryforwards of $19.6 million for state income tax purposes, which begin to expire in 2035. Utilization of some of the federal net operating loss and state net operating loss carryforward are subject to annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company believes that no such limitation has occurred through January 3, 2026.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. Significant objective positive evidence exists such as the cumulative income incurred over the three-year period ended January 3, 2026 as well as future reversals of existing taxable temporary differences. Based on our current assessment, we anticipate it is more likely than not that we will generate sufficient taxable income to realize all of our material deferred tax assets. As such we did not record a valuation allowance against these material deferred tax assets as of January 3, 2026.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our consolidated statements of operations and comprehensive income (loss) and include accrued interest and penalties with the related income tax liability on our consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of January 3, 2026 and December 28, 2024, respectively, and do not anticipate having any material uncertain tax positions within the next 12 months.
We are subject to taxation in the United States and various state jurisdictions. As of January 3, 2026, our tax returns remain open to examination by the tax authorities for tax years 2012 to 2025 for U.S. federal and for various state jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes several changes to U.S. federal tax law, including reinstatement of 100% bonus depreciation on qualified property and immediate expensing of domestic research and development expenses. The tax impacts of the OBBBA are reflected in the tax provision for the fiscal year ended January 3, 2026, and there was no material impact to the effective tax rate for the fiscal year ended January 3, 2026.
Cash paid for income taxes (net of refunds) consisted of the following (amounts in thousands):

Fiscal Year Ended
January 3, 2026
Cash paid (net of refunds) for federal income taxes	$776
Cash paid for state and local income taxes:
Oregon	1,034
Pennsylvania	188
Other	285
Total cash paid for state and local income taxes	1,507
Total cash paid for income taxes	$2,283
Note 11. Related Party Transactions
Related Party Leases
As of January 3, 2026 and December 28, 2024, we leased 14 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of the Board and former Chief Executive Officer (who also served as Interim President and Chief Executive Officer for a portion of fiscal 2025 and fiscal 2024), or his family, had a direct or indirect financial interest. As of January 3, 2026, the right-of-use assets and lease liabilities related to these properties were $44.7 million and $49.8 million, respectively. As of December 28, 2024, the right-of-use assets and lease liabilities related to these properties were $38.7 million and $43.8 million, respectively. These related parties received aggregate lease payments from us of $7.6 million, $7.4 million, and $6.8 million for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $88.3 million and $71.0 million as of January 3, 2026 and December 28, 2024, respectively. See Note 2 for additional information.

Note 12. Commitments and Contingencies
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
On January 30, 2025, a federal securities class action lawsuit, captioned Liberato v. Grocery Outlet Holding Corp., et al., Case No. 25-cv-00957, was filed in the U.S. District Court in the Northern District of California against Grocery Outlet Holding Corp. and certain of its former officers purportedly on behalf of purchasers of our common stock between November 7, 2023 and May 7, 2024 (the "Liberato Lawsuit"). On March 28, 2025, a second and related federal securities class action lawsuit, captioned Cavanaugh v. Grocery Outlet Holding Corp., et al., Case No. 25-cv-2886, was filed in the U.S. District Court in the Northern District of California against the same defendants on behalf of purchasers of our common stock between August 8, 2023 and October 29, 2024 (the "Cavanaugh Lawsuit," and together with the Liberato Lawsuit, the "Class Action Lawsuits"). The Class Action Lawsuits allege that the defendants violated federal securities laws by making materially false and misleading statements and/or failing to disclose material adverse facts regarding our transition to new and upgraded internal systems. The Class Action Lawsuits seek remedies under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including an undisclosed amount of monetary damages, interest, fees and other costs. On March 31, 2025, the plaintiff who filed the Cavanaugh Lawsuit filed a motion to consolidate both actions and to be appointed as lead plaintiff. On June 3, 2025, the Class Action Lawsuits were consolidated in the U.S. District Court in the Northern District of California (the "Consolidated Class Action Lawsuit") and lead plaintiff was appointed. The lead plaintiff filed an amended complaint in the Consolidated Class Action Lawsuit on August 19, 2025, and the Company filed its motion to dismiss on October 21, 2025. A hearing on the Company’s motion to dismiss is scheduled for March 19, 2026.
On April 28, 2025, a federal stockholder derivative lawsuit, captioned Conners v. Sheedy, et al., Case No. 25-cv-03697, was filed in the U.S. District Court in the Northern District of California against certain of the Company’s current and former directors and one of its former officers purportedly on behalf of the Company. On May 2, 2025, a second federal stockholder derivative lawsuit, captioned Jackson v. Lindberg, et. al., Case No. 25-cv-03843, was filed in the U.S. District Court in the Northern District of California against certain of the Company’s current and former directors and one of its former officers purportedly on behalf of the Company. These stockholder derivative lawsuits are collectively referred to as the “Derivative Lawsuits.” The Derivative Lawsuits allege claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and for violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, based on similar allegations to those at issue in the Class Action Lawsuits. The Derivative Lawsuits seek, among other relief, undisclosed damages, restitution, fees and other costs, and the institution of corporate governance reforms. On July 14, 2025, the parties in the Derivative Lawsuits stipulated to consolidate the Derivative Lawsuits in the U.S. District Court in the Northern District of California and stay the consolidated Derivative Lawsuits pending resolution of the Company’s motion to dismiss in the Consolidated Class Action Lawsuit discussed above. On July 29, 2025, the court granted the parties' stipulation, consolidating the Derivatives Lawsuits and staying the consolidated derivative action pending resolution of the Company's motion to dismiss the Consolidated Class Action Lawsuit.
We intend to defend the Consolidated Class Action Lawsuit and the Derivative Lawsuits vigorously.
We are unable to determine the probability of the outcome of the Consolidated Class Action Lawsuit or the Derivative Lawsuits, and the possible range of losses is not reasonably estimable.

Note 13. Earnings (Net Loss) Per Share
The following table sets forth the calculation of basic and diluted earnings (net loss) per share (amounts in thousands, except per share data):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Numerator
Net income (loss) and comprehensive income (loss)	$(224,912)	$39,465	$79,437
Denominator
Weighted-average shares outstanding - basic	97,985	98,707	98,709
Effect of dilutive options (1)	—	624	1,760
Effect of dilutive RSUs and PSUs (1)	—	284	362
Weighted-average shares outstanding - diluted (2)	97,985	99,615	100,831
Earnings (net loss) per share:
Basic	$(2.30)	$0.40	$0.80
Diluted	$(2.30)	$0.40	$0.79
_______________________
(1)We are required to include in diluted weighted-average shares outstanding contingently issuable shares that would be exercisable or issued, assuming the end of our reporting period was the end of the relevant market-based option award or PSU award contingency period.
(2)For the fiscal year ended January 3, 2026, there is no difference in the weighted-average shares outstanding used in the above calculations due to the Company's net loss.
The following weighted-average common share equivalents were excluded from the calculation of diluted earnings (net loss) per share because their effect would have been anti-dilutive (amounts in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Stock options	1,610	370	—
PSUs and RSUs	850	691	34
Total	2,460	1,061	34
Note 14. Segment Information
We are a retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. We manage our business on a consolidated basis and have one operating and one reportable segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. In addition, all of our sales were made to customers located in the U.S. and all property and equipment is located in the U.S.
The chief operating decision maker ("CODM"), who is our President and Chief Executive Officer, assesses performance for the segment and decides how to allocate resources based on net income (loss) and comprehensive income (loss), which is reported on the consolidated statements of operations and comprehensive income (loss). The CODM uses this measure in deciding where to reinvest profits and to monitor budget versus actual results. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Information for the segment, including the significant expenses regularly provided to the CODM, is provided in the following tables for the periods indicated (amounts in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net sales	$4,688,759	$4,371,501	$3,969,453
Less:
Cost of sales (1)	3,263,351	3,045,097	2,724,449
Commission expenses (2)	667,319	637,246	621,657
Other selling expenses (3)	306,848	266,261	200,847
General and administrative expenses (4)	223,357	209,960	177,645
Impairment of long-lived assets (5)	113,807	—	—
Restructuring charges (6)	45,903	15,888	—
Goodwill impairment (7)	149,000	—	—
Other segment items (8)	10,491	10,516	31,091
Depreciation and amortization expenses	130,388	108,206	87,982
Interest income (9)	(4,921)	(6,723)	(7,631)
Interest expense	32,401	28,879	23,992
Loss on debt extinguishment and modification	—	—	5,340
Income tax expense (benefit)	(24,273)	16,706	24,644
Net income (loss) and comprehensive income (loss)	$(224,912)	$39,465	$79,437
_______________________
(1)Cost of sales includes merchandise costs, inventory markdowns, inventory losses, transportation costs and distribution and warehousing costs and excludes depreciation and amortization expenses, which were $6.1 million, $4.5 million and $3.3 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
(2)Commission expenses represent commissions earned by IOs.
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
(5)Impairment of long-lived assets include non-cash asset impairment charges related to certain underperforming stores, substantially all of which we subsequently determined to close as part of the Optimization Plan. See Note 16 for further discussion.
(6)Restructuring charges include lease termination costs, non-cash impairment and disposal of long-lived assets, employee severance and benefit costs and legal, professional and other costs related to the Restructuring Plan. See Note 16 for further discussion.
(7)See Note 1 and Note 5 for additional information.
(8)Other segment items represents share-based compensation expense.
(9)Interest expense primarily includes interest on loans, amortization of debt issuance costs and debt discounts, and interest on finance leases, less capitalized interest. See Note 6 for further discussion.

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Purchases of property and equipment	$198,333	$186,611	$168,990
Investments in intangible assets and licenses	21,989	20,305	23,000
Total capital expenditures	$220,322	$206,916	$191,990

Note 15. Business Combination
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
We accounted for the acquisition as a business combination using the acquisition method of accounting, which requires, among other things, that we allocate the purchase consideration to the identifiable assets acquired and liabilities assumed based on their acquisition-date fair values. The fair values of the acquired assets and assumed liabilities recorded on our consolidated financial statements were subject to adjustment during the measurement period of up to one year from the acquisition date. The valuation of the acquired assets and assumed liabilities was completed as of March 29, 2025.
The following table summarizes the purchase price allocation recorded for acquired assets and assumed liabilities at the acquisition date (amounts in thousands):

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
During the fiscal year ended December 28, 2024, we recognized $8.6 million in acquisition and integration costs related to due diligence, legal, other consulting and retention bonus expenses. Such costs were included within selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
Pro forma results were not presented as the impact of this acquisition was not material to our consolidated financial results. United Grocery Outlet's financial statements constituted 3% of net sales and less than 1% of net income (loss) and comprehensive income (loss) of the consolidated financial statement amounts as of and for the fiscal year ended December 28, 2024.

Note 16. Restructuring
Restructuring Plan
We initiated a restructuring plan during the fourth quarter of fiscal 2024 intended to improve our long-term profitability, cash flow generation and return on invested capital, optimize the footprint of new store growth, and lower our cost base (the "Restructuring Plan"). Under the Restructuring Plan:
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
The following table summarizes charges incurred related to the Restructuring Plan for the fiscal year ended January 3, 2026 and for the cumulative-to-date period ended January 3, 2026 since the initiation of the Restructuring Plan (in thousands). The actions under the Restructuring Plan were substantially completed in the second quarter of fiscal 2025.

	Fiscal Year Ended (1)	Cumulative (2)
	January 3, 2026	January 3, 2026
Cash restructuring charges:
Lease termination costs	$35,398	$35,398
Employee severance and benefit costs	1,532	1,532
Legal, professional and other costs	1,288	1,288
Total cash restructuring costs	38,218	38,218
Non-cash impairment and disposal of long-lived assets (3)	7,685	23,573
Total restructuring charges	$45,903	$61,791
_______________________
(1)All costs incurred related to the Restructuring Plan during fiscal 2025 are included in Restructuring charges on the consolidated statements of operations and comprehensive income (loss).
(2)Cumulative-to-date since the initiation of the Restructuring Plan during the fourth quarter of fiscal 2024.
(3)Substantially all non-cash impairment and disposal of long-lived assets relate to the termination of unopened stores and discontinued development of certain future store sites as discussed above.
The following table summarizes the restructuring liability activity for the Restructuring Plan during the fiscal year ended January 3, 2026 (in thousands):

	Lease Termination Costs	Employee Severance and Benefit Costs	Legal, Professional and Other Costs	Total
Balance at December 28, 2024	$—	$—	$—	$—
Cash restructuring charges	35,398	1,532	1,288	38,218
Cash payments	(35,398)	(1,532)	(1,288)	(38,218)
Balance at January 3, 2026	$—	$—	$—	$—

Optimization Plan
To strengthen long-term profitability and cash flow generation, improve operational execution, optimize our existing store footprint and align with our disciplined new store growth strategy, in the first quarter of fiscal 2026 we conducted a strategic, financial and operational analysis of our store fleet. Following that review, on March 2, 2026, our Board adopted a business optimization plan (the "Optimization Plan") that provides for the closure of 36 financially underperforming stores ("Closure Stores"), including the termination or sublease of the applicable store leases; the termination or sublease of a lease for a distribution center facility that we are no longer utilizing (together with the store lease terminations and subleases, the "Lease Exits"); and the termination of operator agreements with IOs for the Closure Stores as well as certain other store locations (the "Operator Agreement Terminations"). These actions under the Optimization Plan are expected to be substantially completed during fiscal 2026.
In addition, preceding the adoption of the Optimization Plan, during the reporting process for the audited consolidated financial statements for fiscal 2025, we determined that the long-lived assets of the Closure Stores were impaired, and recognized $110 million of non-cash charges in Impairment of long-lived assets on the consolidated statements of operations and comprehensive income (loss).
We estimate that we will incur between $14 million and $25 million in net total restructuring charges in fiscal 2026 related to the Optimization Plan approved in the first quarter of fiscal 2026. Estimated restructuring charges expected to be incurred include bad debt expense and cash expenses for the Operator Agreement Terminations, as well as costs associated with the Lease Exits. We intend to negotiate lease terminations with the landlords of the Closure Stores and one distribution center facility during fiscal 2026. If we are successful in negotiating these lease terminations, we expect to incur restructuring charges which primarily include lease termination fees, costs to prepare the premises for surrender to the landlords and idle property costs, partially offset by the net non-cash write-off of the right-of-use assets and lease liabilities associated with these leases.
Note 17. Subsequent Events
Optimization Plan
During the first quarter of fiscal 2026, our Board adopted the Optimization Plan, as more fully described in Note 16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level as of January 3, 2026.
Remediation of Previously Identified Material Weakness
As disclosed in our 2024 10-K, the Company previously identified a material weakness in internal control over financial reporting related to deficiencies in the design and operating effectiveness of certain information technology general computer controls.
Management’s remediation efforts began during the fourth quarter of fiscal 2023, which included a redesign of controls, implementation of additional training for user access, program change management and IT operations controls, and hiring additional internal and external resources. As of January 3, 2026, management concluded through continued testing that these specific controls have operated effectively for a sufficient period of time, and the material weakness was remediated.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Rule 13a-15(f) of the Exchange Act. The Company's management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, the Company's management has concluded that, as of January 3, 2026, the Company's internal control over financial reporting was effective.
The Company's internal control over financial reporting as of January 3, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is set forth below.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended January 3, 2026, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation of previously identified material weakness.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Grocery Outlet Holding Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Grocery Outlet Holding Corp. and subsidiaries (the "Company") as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 3, 2026, of the Company and our report dated March 4, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 4, 2026

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans and Arrangements - Directors and Section 16 Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, referred to as Rule 10b5-1 trading plans, that were adopted by our directors or Officers (as such term is defined under Section 16 of the Exchange Act) during the 14 weeks ended January 3, 2026. No such plans were terminated during the 14 weeks ended January 3, 2026.

Name and Position	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold
Andrea R. Bortner Chief Human Resources Officer	11/10/2025	11/9/2026	Sale of up to 45,087 shares of our common stock
Non-Rule 10b5-1 Trading Arrangements
During the 14 weeks ended January 3, 2026, no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408(c) of SEC Regulation S-K) were adopted, modified or terminated by our directors or Officers.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference from sections entitled "Corporate Governance and Board Matters," "Executive Officers," "Proposals for Consideration at Annual Meeting – Proposal 1 – Election of Class I Directors," "Compensation Discussion and Analysis—Securities Trading Policy," and "Additional Information" in our definitive Proxy Statement related to the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year ended January 3, 2026 (the "2026 Proxy Statement").
There were no material changes to the procedures by which stockholders may recommend nominees to our Board.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from sections entitled "Compensation Discussion and Analysis," "Named Executive Officer Compensation Tables" (excluding the information under the subheading "Pay Versus Performance"), "Corporate Governance and Board Matters – Director Compensation," and "Compensation Committee Report" in our 2026 Proxy Statement. However, the Compensation Committee Report included in such 2026 Proxy Statement shall not be deemed "filed" with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC pursuant to the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference from sections entitled "Security Ownership of Certain Beneficial Owners and Management," and "Securities Authorized for Issuance Under Equity Compensation Plans" in our 2026 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference from sections entitled "Certain Relationships and Related Party Transactions," and "Corporate Governance and Board Matters – Board of Directors – Director Independence" in our 2026 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference from the section entitled "Other Audit and Risk Committee Matters" in our 2026 Proxy Statement.

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
3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
2.1	Stock Purchase Agreement, dated February 14, 2024, by and among Grocery Outlet Inc., BBGO Acquisition, Inc. the sellers party thereto, and Southvest Fund VII, L.P.	10-Q	001-38950	5/8/2024	2.1
3.1	Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	8-K	001-38950	6/6/2025	3.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp.	8-K	001-38950	6/6/2025	3.3
4.1	Form of Stock Certificate for Common Stock	S-1/A	333-231428	6/10/2019	4.1
4.2	Amended and Restated Stockholders Agreement by and among Grocery Outlet Holding Corp. and the other parties named therein	10-K	001-38950	3/25/2020	4.2
4.3	Description of Grocery Outlet Holding Corp.'s Securities	10-K	001-38950	3/1/2023	4.3
10.1†	Globe Holding Corp. 2014 Stock Incentive Plan	S-1/A	333-231428	5/22/2019	10.13
10.2†	Form of Performance Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan)	S-1/A	333-231428	5/22/2019	10.16
10.3†	Form of Time Vesting Stock Option Grant Notice and Agreement (Globe Holding Corp. 2014 Stock Incentive Plan)	S-1/A	333-231428	5/22/2019	10.17
10.4†	Grocery Outlet Holding Corp. 2019 Incentive Plan	S-1/A	333-231428	6/10/2019	10.18
10.5†	Form of Nonqualified Option Grant and Award Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan)	S-1/A	333-231428	6/10/2019	10.19
10.6†	Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective October 2021)	10-K	001-38950	3/2/2022	10.29
10.7†	Form of Restricted Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective October 2021)	10-K	001-38950	3/2/2022	10.30
10.8†	2023 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-Q	001-38950	5/10/2023	10.8
10.9†	2024 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)	10-Q	001-38950	5/8/2024	10.1
10.10†	Form of Restricted Stock Unit Grant Notice and Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan) (Interim CEO)	8-K	001-38950	10/30/2024	10.2
10.11†	Form of Restricted Stock Unit Grant and Agreement for Non-Employee Directors (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan) (effective June 2023)	10-Q	001-38950	8/9/2023	10.1
10.12†	Non-Employee Director Compensation Policy (as amended June 3, 2024)	10-Q	001-38950	8/7/2024	10.1

10.13†	Grocery Outlet Holding Corp. Directors Deferral Plan	10-Q	001-38950	11/10/2020	10.1
10.14†	Grocery Outlet Holding Corp. Executive Severance Plan	10-Q	001-38950	11/10/2020	10.2
10.15†	Grocery Outlet Inc. 2019 Annual Incentive Plan (Amended and Restated Effective August 24, 2023)	10-Q	001-38950	11/8/2023	10.1
10.16†	Interim Chief Executive Officer Agreement, dated October 29, 2024, by and between Eric J. Lindberg, Jr., Grocery Outlet Holding Corp. and Grocery Outlet Inc.	8-K	001-38950	10/30/2024	10.1
10.17†	Employment Agreement, effective February 3, 2025 by and among Jason Potter, Grocery Outlet Holding Corp. and Grocery Outlet Inc.	8-K	001-38950	1/22/2025	10.1
10.18†	Performance and Time Vesting Stock Option Grant Notice and Agreement for Jason Potter dated February 28, 2025 (Grocery Outlet Holding Corp. 2019 Incentive Plan)	10-Q	001-38950	5/7/2025	10.2
10.19†	Time Vesting Restricted Stock Unit Grant Notice and Agreement for Jason Potter dated February 28, 2025 (Grocery Outlet Holding Corp. 2019 Incentive Plan)	10-Q	001-38950	5/7/2025	10.3
10.20†	Form of Time Vesting Stock Option Grant Notice and Agreement for Jason Potter (Grocery Outlet Holding Corp. 2019 Incentive Plan) (effective February 28, 2025)	10-Q	001-38950	5/7/2025	10.4
10.21†	Form of Time Vesting Stock Option Grant Notice and Agreement (Grocery Outlet Holding Corp. 2019 Incentive Plan) (effective February 28, 2025)	10-Q	001-38950	5/7/2025	10.5
10.22†	Description of cash compensation awarded to Eric J. Lindberg, Jr. for Interim CEO transition services	10-Q	001-38950	5/7/2025	10.6
10.23†*	Consulting Agreement dated as of October 3, 2025 by and between Pamela Burke and Grocery Outlet, Inc.
10.24†	Form of Indemnification Agreement between Grocery Outlet Holding Corp. and directors and executive officers of Grocery Outlet Holding Corp.	S-1/A	333-231428	6/10/2019	10.31
10.25	Credit Agreement, dated as of February 21, 2023, by and among Grocery Outlet Holding Corp., the Lenders and Letter of Credit Issuers from time to time party thereto, and Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swingline Lender., the Lenders and Letter of Credit Issuers from time to time party thereto, and Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swingline Lender.	8-K	001-38950	2/23/2023	10.1
10.26	Pledge and Security Agreement, dated as of February 21, 2023, among Grocery Outlet Holding Corp., the subsidiaries of Grocery Outlet Holding Corp. from time to time party thereto and Bank of America, N.A., as Collateral Agent	10-Q	001-38950	5/10/2023	10.2
10.27	Copyright Security Agreement, dated as of February 21, 2023, among Grocery Outlet Inc. and Bank of America, N.A., as Collateral Agent	10-Q	001-38950	5/10/2023	10.3
10.28	Trademark Security Agreement, dated as of February 21, 2023, among Grocery Outlet Inc. and Bank of America, N.A., as Collateral Agent	10-Q	001-38950	5/10/2023	10.4
10.29	Guarantee, dated as of February 21, 2023, among Grocery Outlet Holding Corp., the subsidiaries of Grocery Outlet Holding Corp. from time to time party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent	10-Q	001-38950	5/10/2023	10.5
19	Grocery Outlet Securities Trading Policy (Revised August 24, 2023)	10-K	001-38950	2/26/2025	19
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte and Touche LLP
24.1*	Power of Attorney (incorporated by reference to the signature page to this Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	Grocery Outlet Holding Corp. Incentive Compensation Clawback Policy	10-K	001-38950	2/28/2024	97.1
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Extension Definition Linkbase Document
101.LAB*	Inline XBRL Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and included as Exhibit 101.
____________________________________

#	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish any omitted schedules or exhibits upon the request of the SEC.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**
Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Grocery Outlet Holding Corp. under the Securities Act of 1933 or the Exchange Act whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grocery Outlet Holding Corp.

Date:	March 4, 2026	By:	/s/ Jason Potter
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

Signature	Title	Date

/s/ Jason Potter	President and Chief Executive Officer; Director (Principal Executive Officer)	March 4, 2026
Jason Potter

/s/ Christopher M. Miller	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2026
Christopher M. Miller

/s/ Eric J. Lindberg, Jr.	Chairman of the Board	March 4, 2026
Eric J. Lindberg, Jr.

/s/ Erik D. Ragatz	Lead Independent Director	March 4, 2026
Erik D. Ragatz

/s/ John E. Bachman	Director	March 4, 2026
John E. Bachman

/s/ Mary Kay Haben	Director	March 4, 2026
Mary Kay Haben

/s/ Carey F. Jaros	Director	March 4, 2026
Carey F. Jaros

/s/ Michael Kobayashi	Director	March 4, 2026
Michael Kobayashi

/s/ Lawrence Molloy	Director	March 4, 2026
Lawrence Molloy

/s/ Gail Moody-Byrd	Director	March 4, 2026
Gail Moody-Byrd

/s/ Jeffrey R. York	Director	March 4, 2026
Jeffrey R. York