Form 10-Q
period 2026-04-04
Grocery Outlet Holding Corp.
filed 2026-05-13
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 7, 2026, the registrant had 98,922,672 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q" or "report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, the opening of new stores and new store growth, benefits, costs and activities associated with the Restructuring Plan and Optimization Plan as defined in this Form 10-Q, our enterprise resource planning system impacts, business and market trends, macroeconomic and geopolitical conditions, our share of the excess inventory market, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 ("2025 Form 10-K"), and as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"). We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	April 4, 2026	January 3, 2026
Assets
Current assets:
Cash and cash equivalents	$58,998	$69,602
Independent operator receivables and current portion of independent operator notes, net of allowance $14,699 and $12,253	14,081	16,983
Other accounts receivable, net of allowance $4 and $8	3,452	3,685
Merchandise inventories	387,109	381,961
Prepaid expenses and other current assets	25,613	25,409
Total current assets	489,253	497,640
Independent operator notes and receivables, net of allowance $20,696 and $15,291	34,942	43,748
Property and equipment, net	755,562	742,961
Operating lease right-of-use assets	1,122,250	1,089,838
Intangible assets, net	75,806	78,375
Goodwill, net	475,835	633,835
Other assets	4,361	4,702
Total assets	$2,958,009	$3,091,099
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$200,179	$177,457
Accrued and other current liabilities	44,824	54,277
Accrued compensation	20,428	17,841
Current portion of long-term debt	15,000	15,000
Current lease liabilities	89,881	87,324
Income and other taxes payable	11,545	12,097
Total current liabilities	381,857	363,996
Long-term debt, net	474,254	477,905
Deferred income tax liabilities, net	29,012	33,183
Long-term lease liabilities	1,262,635	1,229,473
Other long-term liabilities	3,155	2,879
Total liabilities	2,150,913	2,107,436
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 98,922,672 and 98,153,086 shares issued and outstanding, respectively	99	98
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	830,802	827,048
Retained earnings (deficit)	(23,805)	156,517
Total stockholders' equity	807,096	983,663
Total liabilities and stockholders' equity	$2,958,009	$3,091,099
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended
	April 4, 2026	March 29, 2025
Net sales	$1,166,352	$1,125,567
Cost of sales	821,153	783,122
Gross profit	345,199	342,445
Selling, general and administrative expenses	347,022	331,078
Restructuring charges	18,191	33,875
Goodwill impairment	158,000	—
Operating loss	(178,014)	(22,508)
Interest expense, net	6,369	6,520
Loss before income taxes	(184,383)	(29,028)
Income tax benefit	(4,061)	(5,711)
Net loss and comprehensive loss	$(180,322)	$(23,317)
Basic net loss per share	$(1.83)	$(0.24)
Diluted net loss per share	$(1.83)	$(0.24)
Weighted-average shares outstanding:
Basic	98,426	97,521
Diluted	98,426	97,521
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at January 3, 2026	98,153,086	$98	$827,048	$156,517	$983,663
Vesting of share-based awards	769,586	1	(1)	—	—
Share-based compensation expense	—	—	3,755	—	3,755
Net loss and comprehensive loss	—	—	—	(180,322)	(180,322)
Balance at April 4, 2026	98,922,672	$99	$830,802	$(23,805)	$807,096

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2024	97,262,557	$97	$815,858	$381,429	$1,197,384
Exercise and vesting of share-based awards	742,511	1	53	—	54
Share-based compensation expense	—	—	5,458	—	5,458
Net loss and comprehensive loss	—	—	—	(23,317)	(23,317)
Balance at March 29, 2025	98,005,068	$98	$821,369	$358,112	$1,179,579
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	April 4, 2026	March 29, 2025
Cash flows from operating activities:
Net loss	$(180,322)	$(23,317)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	24,920	24,977
Amortization of intangible and other assets	6,236	4,920
Amortization of debt issuance costs and debt discounts	228	228
Non-cash rent	463	2,163
Impairment of long-lived assets	645	1,728
Goodwill impairment	158,000	—
Share-based compensation	3,755	5,458
Provision for independent operator and other accounts receivable reserves	17,961	3,283
Deferred income taxes	(4,171)	(5,828)
Other	644	143
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(3,751)	(2,627)
Merchandise inventories	(5,148)	7,982
Prepaid expenses and other assets	(160)	448
Income and other taxes payable	(552)	(12)
Trade accounts payable	22,475	16,916
Accrued and other liabilities	5,868	14,748
Accrued compensation	2,587	2,620
Operating lease liabilities	2,880	5,108
Net cash provided by operating activities	52,558	58,938
Cash flows from investing activities:
Advances to independent operators	(3,046)	(4,329)
Repayments of advances from independent operators	778	931
Purchases of property and equipment	(52,751)	(60,452)
Investments in intangible assets and licenses	(4,049)	(4,834)
Net cash used in investing activities	(59,068)	(68,684)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	53
Proceeds from revolving credit facility	—	20,000
Principal payments on revolving credit facility	—	(20,000)
Principal payments on senior term loan due 2028	(3,750)	(1,875)
Principal payments on finance leases	(344)	(350)
Net cash used in financing activities	(4,094)	(2,172)
Net decrease in cash and cash equivalents	(10,604)	(11,918)
Cash and cash equivalents at beginning of period	69,602	62,828
Cash and cash equivalents at end of period	$58,998	$50,910
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a growth-oriented, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. As of April 4, 2026, we had 549 stores throughout California, Washington, Oregon, Pennsylvania, Tennessee, Nevada, Idaho, North Carolina, Maryland, Ohio, Georgia, Virginia, New Jersey, Alabama, Delaware and Kentucky.
Fiscal Year and Quarters — We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ending January 2, 2027 ("fiscal 2026") and ended January 3, 2026 ("fiscal 2025") consist of 52 weeks and 53 weeks, respectively. References to the first quarter of fiscal 2026 and the first quarter of fiscal 2025 refer to the 13 weeks ended April 4, 2026 and March 29, 2025, respectively.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") for interim reporting. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2025 (the "2025 Form 10-K"). The condensed consolidated balance sheet as of January 3, 2026 included herein has been derived from those audited consolidated financial statements.
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
Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from these estimates depending upon certain risks and uncertainties. Changes in these estimates are recorded when known. We consider our accounting policies relating to long-lived asset impairment and goodwill impairment to be significant accounting policies that involve management's estimates and judgments.
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
Goodwill — We have goodwill recorded on our condensed consolidated balance sheets. Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized, but rather is subject to an annual impairment evaluation which is performed during our fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. Our impairment evaluation of goodwill generally consists of an initial qualitative assessment of our reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative assessment, based on a combination of discounted cash flows and a market approach based on revenue and earnings multiples, is performed which requires us to estimate future cash flows, growth rates and economic and market conditions. If the quantitative assessment indicates that the carrying value of our reporting unit exceeds its fair value, an impairment loss is calculated and recognized during that period. Measurement of such an impairment loss would be based on the excess of the carrying amount over fair value. The Company has one reporting unit for purposes of testing goodwill for impairment. During the first quarter of fiscal 2026, we recorded a goodwill impairment charge of $158.0 million, which is included in Goodwill impairment on the condensed consolidated statements of operations and comprehensive loss. There were no goodwill impairment charges recorded during the first quarter of fiscal 2025. See Note 3 for additional information.
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
There were no assets or liabilities measured at fair value on a recurring basis as of April 4, 2026 or January 3, 2026.
Generally, long-lived assets and goodwill are recorded at fair value on a non-recurring basis after such assets have been impaired. As of April 4, 2026 and January 3, 2026, certain long-lived assets were determined to be impaired and as such were measured at fair value at the time of the impairment determination. For the first quarter of fiscal 2026, we recognized $0.6 million of impairment of long-lived assets, which was included in Selling, general and administrative ("SG&A") expenses on the condensed consolidated statements of operations and comprehensive loss. For the first quarter of fiscal 2025, we recognized $1.7 million of impairment and disposal of long-lived assets resulting from the Restructuring Plan, as defined in Note 12, which was included in Restructuring charges on the condensed consolidated statements of operations and comprehensive loss. For further discussion on the fair value determination of goodwill and the impairment charge recorded in the first quarter of fiscal 2026, see Note 1 under "Goodwill" and Note 3. For additional information, see "Property and Equipment" and "Goodwill and Other Intangible Assets" within Note 1 to the consolidated financial statements in our 2025 Form 10-K. Fair value was determined using Level 3 inputs at the time of impairment.
There were no transfers of assets or liabilities between levels within the fair value hierarchy during the first quarter of fiscal 2026.
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
Independent operator notes — The carrying value of such financial instruments approximates their fair value due to the effect of the related allowance for expected credit losses. In the first quarter of fiscal 2026, we increased our allowance for IO notes and IO receivables in connection with Operator Agreement Terminations, as discussed further in Note 2 and Note 12.

Long-term debt — The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	April 4, 2026		January 3, 2026
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Senior term loan (Level 2)	$269,254	$270,000	$272,905	$273,750
Revolving credit facility (Level 2)	$220,000	$220,000	$220,000	$220,000
_______________________
(1)The carrying amounts of the senior term loan as of April 4, 2026 and January 3, 2026 were net of debt issuance costs of $0.7 million and $0.8 million, respectively.
(2)The estimated fair value of the senior term loan and revolving credit facility borrowings under the 2023 Credit Agreement, as defined in Note 4, was deemed to approximate the carrying value, excluding unamortized debt issuance costs, because the interest rate is variable with short reset periods and is reflective of the current market rate.
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
We did not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of April 4, 2026 and January 3, 2026.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $3.7 million and $4.5 million as of April 4, 2026 and January 3, 2026, respectively. Breakage amounts were immaterial for both the first quarter of fiscal 2026 and fiscal 2025.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods presented (amounts in thousands):

	13 Weeks Ended
	April 4, 2026	March 29, 2025
Perishable (1)	$440,987	$430,745
Non-perishable (2)	725,365	694,822
Total net sales	$1,166,352	$1,125,567
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
We had 506, 529 and 502 stores operated by IOs as of April 4, 2026, January 3, 2026 and March 29, 2025, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the independent operator agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon no less than 75 days' notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $1.11 billion and $1.07 billion for the first quarter of fiscal 2026 and fiscal 2025, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in SG&A expenses. IO commissions were $171.0 million and $161.7 million for the first quarter of fiscal 2026 and fiscal 2025, respectively. IO commissions of $7.6 million and $6.1 million were included in accrued and other current liabilities as of April 4, 2026 and January 3, 2026, respectively.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which were $84.4 million and $88.3 million, gross, as of April 4, 2026 and January 3, 2026, respectively. See Note 2 for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted
Accounting Standards Update ("ASU") No. 2024-03 — In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 requires public entities to disclose, in the notes to financial statements, specified information about certain costs and expenses, including the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each expense caption presented on the face of the income statement, a qualitative description of the amounts remaining in these expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses and an entity's definition of selling expenses. ASU 2024-03, as clarified by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Further, the amendments in ASU 2024-03 should be applied either prospectively or retrospectively. We are currently evaluating the impact on our consolidated financial statements and disclosures.
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
Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 4.00% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $3.8 million and $3.9 million as of April 4, 2026 and January 3, 2026, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of April 4, 2026 or January 3, 2026. Notes and receivables from our IOs participating in our Temporary Commission Adjustment Program ("TCAP"), as detailed below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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

Assets without such shared risk characteristics or credit quality indicators, such as assets with unique circumstances or with delinquencies and historical losses in excess of their TCAP, non-TCAP or new store peers are evaluated on an individual basis. In the first quarter of fiscal 2026, we increased our allowance for IO notes and IO receivables by $15.5 million to reflect estimated credit losses on amounts advanced to certain independent operators subject to the Operator Agreement Terminations in connection with the Optimization Plan, as discussed further in Note 12.
Amounts due from IOs and the related allowances as of April 4, 2026 and January 3, 2026 consisted of the following (amounts in thousands):

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
April 4, 2026
Independent operator notes	$53,263	$(409)	$(18,638)	$34,216	$2,091	$32,125
Independent operator receivables	31,155	(14,290)	(2,058)	14,807	11,990	2,817
Total	$84,418	$(14,699)	$(20,696)	$49,023	$14,081	$34,942

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
January 3, 2026
Independent operator notes	$57,532	$(454)	$(13,864)	$43,214	$2,301	$40,913
Independent operator receivables	30,743	(11,799)	(1,427)	17,517	14,682	2,835
Total	$88,275	$(12,253)	$(15,291)	$60,731	$16,983	$43,748
A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended
	April 4, 2026	March 29, 2025
Beginning balance	$27,544	$18,479
Provision for IO notes and IO receivables reserves (1)	17,965	3,283
Write-off of uncollectible IO notes and IO receivables (2)	(10,114)	(151)
Ending balance	$35,395	$21,611
_______________________
(1)    For the first quarter of fiscal 2026, includes $15.5 million related to certain Operator Agreement Terminations under the Optimization Plan, as defined in Note 12.
(2)    For the first quarter of fiscal 2026, includes $8.1 million related to certain Operator Agreement Terminations under the Optimization Plan, as defined in Note 12.
The following tables present the outstanding gross balance of IO notes by fiscal year of origination and credit quality indicator as of April 4, 2026 and January 3, 2026 (amounts in thousands):

	Fiscal Year of Origination
Credit Quality Indicator	2026 (YTD)	2025	2024	2023	2022	Prior	Total
April 4, 2026
TCAP	$1,201	$4,325	$5,108	$2,778	$3,150	$4,171	$20,733
Non-TCAP	3,075	6,520	5,142	2,295	3,122	4,552	24,706
New store	1,032	6,792	—	—	—	—	7,824
Total	$5,308	$17,637	$10,250	$5,073	$6,272	$8,723	$53,263

	Fiscal Year of Origination
Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Total
January 3, 2026
TCAP	$4,826	$5,982	$3,972	$3,907	$1,589	$2,489	$22,765
Non-TCAP	7,253	4,745	2,762	3,680	2,285	2,689	23,414
New store	9,808	1,545	—	—	—	—	11,353
Total	$21,887	$12,272	$6,734	$7,587	$3,874	$5,178	$57,532
TCAP IO Notes
Notes of IOs participating in our TCAP represented 48.0% and 50.6% of total IO note balances as of April 4, 2026 and January 3, 2026, respectively.
A total of $2.2 million of IO notes were added into our TCAP during the first quarter of fiscal 2026. The weighted-average contractual interest rate of these IO notes was 4.00% as of April 4, 2026, a reduction from the standard rate of 9.95%. In addition, $0.2 million of IO notes were transferred from TCAP to Non-TCAP during the first quarter of fiscal 2026.
Note 3. Goodwill
The following table summarizes the change in the net goodwill balance for the period presented (amounts in thousands):

	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Balance at January 3, 2026	$782,835	$(149,000)	$633,835
Impairment loss	—	(158,000)	(158,000)
Balance at April 4, 2026	$782,835	$(307,000)	$475,835
Goodwill is subject to an annual impairment evaluation which is performed during our fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired.
During the first quarter of fiscal 2026, we determined that a triggering event had occurred as a result of a decline in our stock price, necessitating an interim goodwill impairment evaluation. We performed a quantitative assessment as of April 4, 2026, and concluded that the carrying amount of goodwill exceeded its estimated fair value. Accordingly, we recognized a goodwill impairment charge of $158.0 million in the first quarter of fiscal 2026. No goodwill impairment charge was recorded in the first quarter of fiscal 2025.
For the quantitative impairment assessment, we used a combination of an income approach and a market approach, which were equally weighted, to determine the estimated fair value of the reporting unit. For the income approach, a discounted cash flow model was used that required forecasts of cash flows, assumptions such as revenue growth rates and gross profit margins, among others, and an estimate of weighted-average cost of capital that we believe approximates the assumptions from a market participant’s perspective. For the market approach, a guideline public company model was used, which required judgment in estimating key assumptions including the selection of guideline companies and multiples of sales revenue and EBITDA. These estimates incorporated many uncertain factors which could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, customer behavior, regulatory environment and other macroeconomic changes. In addition, we considered the reasonableness of the fair value of the reporting unit by assessing the implied enterprise value control premium based on our market capitalization. We determined that the implied control premium was reasonable which corroborates our fair value estimates. We categorized the fair value determination as Level 3 in the fair value hierarchy due to our use of internal projections and unobservable measurement inputs.
Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

Note 4. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	April 4, 2026	January 3, 2026
2023 Credit Agreement:
Senior term loan due 2028	$270,000	$273,750
Revolving credit facility	220,000	220,000
Long-term debt, gross	490,000	493,750
Less: Unamortized debt issuance costs	(746)	(845)
Long-term debt, less unamortized debt issuance costs	489,254	492,905
Less: Current portion	(15,000)	(15,000)
Long-term debt, net	$474,254	$477,905
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
As of April 4, 2026, interest on borrowings under the credit facilities was based on one-month Term SOFR with an applicable margin of 2.25%. Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio.
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

Senior Term Loan due 2028
The senior term loan under the 2023 Credit Agreement had an interest rate of 6.02% as of April 4, 2026.
Revolving Credit Facility
The aggregate outstanding principal balance under the revolving credit facility was $220.0 million as of both April 4, 2026 and January 3, 2026. As of April 4, 2026, we had $5.1 million of outstanding letters of credit and $174.9 million of remaining borrowing capacity available under the revolving credit facility. Borrowings under the revolving credit facility had an interest rate of 6.03% as of April 4, 2026.
We are required to pay a quarterly commitment fee ranging from 0.15% to 0.30% on the daily unused amount of the commitment under the revolving credit facility based upon our Total Net Leverage Ratio. The unused commitment fee rate was 0.20% as of April 4, 2026. We are also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility.
Debt Covenants
The 2023 Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The 2023 Credit Agreement contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to the borrower. The 2023 Credit Agreement also contains financial performance covenants requiring us to satisfy a maximum total net leverage ratio test and a minimum interest coverage ratio test as of the last day of each fiscal quarter. The maximum total net leverage ratio test requires us to be in compliance with a Total Net Leverage Ratio no greater than 3.25 to 1.00 as of the last day of each test period ending after December 31, 2025, subject to certain adjustments set forth in the 2023 Credit Agreement. The minimum interest coverage ratio test requires us to be in compliance with a Consolidated Interest Coverage Ratio (as defined in the 2023 Credit Agreement) of no less than 1.75 to 1.00 as of the last day of each test period.
As of April 4, 2026, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of April 4, 2026 are as follows (amounts in thousands):

Remainder of fiscal 2026	$11,250
Fiscal 2027	15,000
Fiscal 2028	463,750
Fiscal 2029 and thereafter	—
Total	$490,000
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended
	April 4, 2026	March 29, 2025
Interest on loans	$7,671	$7,997
Amortization of debt issuance costs and debt discounts	228	228
Interest on finance leases	43	59
Interest income	(1,175)	(1,290)
Capitalized interest	(398)	(474)
Interest expense, net	$6,369	$6,520

Note 5. Stockholders' Equity
Share Repurchase Program
In the fourth quarter of fiscal 2024, our Board of Directors (the "Board") approved a new share repurchase program (the "2024 Share Repurchase Program"). The 2024 Share Repurchase Program does not have an expiration date and authorizes us to repurchase up to $100.0 million of our outstanding common stock (inclusive of fees and commissions) utilizing a variety of methods including open-market purchases, accelerated equity repurchase programs, privately negotiated transactions, block trades and under a Rule 10b5-1 plan. Any repurchased shares are constructively retired and returned to an unissued status.
As of April 4, 2026, we had $100.0 million of repurchase authority remaining under the 2024 Share Repurchase Program.
Note 6. Share-based Awards
For a discussion of our share-based incentive plans, refer to Note 8 to the consolidated financial statements in our 2025 Form 10-K.
Share-based Award Activity
During the first quarter of fiscal 2026, we granted market-based restricted stock units ("MSUs"), which vest in a single installment following a three-year performance period subject to continued service and the achievement of specified stock price targets based on the Company's common stock during the final 30 consecutive trading days of the performance period. In addition, we granted time-based restricted stock units ("RSUs") during the first quarter of fiscal 2026 with vesting periods ranging from one to three years.
The grant-date fair value of MSUs is estimated using a Monte Carlo simulation model. The significant assumptions used in the valuation model are as follows:
•Expected term — Represents the period from the grant date to the end of the three-year performance period.
•Expected volatility — Based on the historical volatility of our common stock over a period commensurate with the expected term of the award.
•Risk-free interest rate — Based on the U.S. Treasury yield curve in effect at the grant date, with maturities approximating the expected term of the award.
•Dividend yield — Assumed to be zero, as we have not historically paid, and do not expect to pay, cash dividends on our common stock.
The grant date fair value of MSUs awarded during the 13 weeks ended April 4, 2026 was estimated using the Monte Carlo valuation model with the following weighted-average assumptions:

13 Weeks Ended
April 4, 2026
Expected volatility	55.9%
Risk-free interest rate	3.7%
Dividend yield	—%
Expected term (in years)	2.80
Grant date fair value (per share unit)	$4.18

The following table summarizes stock option activity under all equity incentive plans during the first quarter of fiscal 2026 (amounts in thousands, except option, per option and term data):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Time-Based Stock Options
Options outstanding as of January 3, 2026	1,716,759	$14.79
Granted	—	—
Exercised	—	—
Forfeited	(117,431)	13.90
Options outstanding as of April 4, 2026	1,599,328	$14.86	6.1 years	$—
Options vested and expected to vest as of April 4, 2026	1,599,328	$14.86	6.1 years	$—
Options exercisable as of April 4, 2026	920,127	$16.71	4.0 years	$—
Market-Based and Performance-Based Stock Options
Options outstanding as of January 3, 2026	240,396	$11.86
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding as of April 4, 2026	240,396	$11.86	6.6 years	$13
Options vested and expected to vest as of April 4, 2026	240,396	$11.86	6.6 years	$13
Options exercisable as of April 4, 2026	73,729	$11.85	1.3 years	$13
The following table summarizes RSU activity under all equity incentive plans during the first quarter of fiscal 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
Unvested balance as of January 3, 2026	1,521,255	$15.20
Granted	2,008,630	6.08
Vested	(632,057)	16.19
Forfeited	(66,061)	15.59
Unvested balance as of April 4, 2026	2,831,767	$8.50	2.3 years
RSUs that vested during the first quarter of fiscal 2026 had grant date fair values totaling $10.0 million.

The following table summarizes MSU and performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the first quarter of fiscal 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
Unvested balance as of January 3, 2026	151,400	$27.29
Granted (1)	1,387,941	4.18
Adjustment for expected performance achievement (2)	111	—
Vested	(151,135)	27.29
Forfeited	(376)	27.29
Unvested balance as of April 4, 2026 (3)	1,387,941	$4.18	1.7 years
_______________________
(1)Represents initial grant based on performance target level achievement of 100%.
(2)Represents the year-to-date adjustment to previously granted awards based on performance expectations as of April 4, 2026.
(3)Up to an additional 3,418,163 MSUs and PSUs could potentially be included if the actual performance level achieved exceeds the current expected performance level (with 200% being the maximum performance level achievement).
PSUs vested during the first quarter of fiscal 2026 had grant date fair values totaling $4.1 million. No MSUs vested during the first quarter of fiscal 2026.
Share-based Compensation Expense
We recognize compensation expense for share-based awards by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the achievement of the grant's service and/or performance vesting requirements is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended
	April 4, 2026	March 29, 2025
Time-based and market-based stock options	$776	$211
RSUs	2,856	2,923
MSUs and PSUs	123	2,324
Share-based compensation expense	$3,755	$5,458

Note 7. Income Taxes
Our income tax benefit and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended
	April 4, 2026	March 29, 2025
Income tax benefit	$(4,061)	$(5,711)
Effective income tax rate	2.2%	19.7%
Our tax provision for interim periods was historically determined using an estimated annual effective tax rate ("estimated AETR"), adjusted for discrete events arising in each respective fiscal quarter. When forecasted ordinary annual pre‑tax income is near breakeven, small changes in estimated annual results may result in significant volatility in the annual effective income tax rate that is not considered reliable and meaningful. In such circumstances, the income tax effects are recognized discretely in the interim period ("discrete ETR"). During the first quarter of fiscal 2026, we utilized the discrete ETR method to compute our income tax provision as the estimated AETR method would not provide a reliable and meaningful estimate of our tax provision.
Our effective income tax rate for the first quarter of fiscal 2026 was lower than the combined U.S. federal and state statutory income tax rates primarily due to non-deductible goodwill impairment.
The change in our effective income tax rate for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was primarily attributable to non-deductible goodwill impairment recognized during the first quarter of fiscal 2026.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our condensed consolidated statements of operations and comprehensive loss and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of April 4, 2026 and January 3, 2026, respectively.
Note 8. Related Party Transactions
Related Party Leases
As of April 4, 2026, January 3, 2026 and March 29, 2025, we leased 14 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of the Board and former Chief Executive Officer (who also served as Interim President and Chief Executive Officer for a portion of fiscal 2024 and the first quarter of fiscal 2025), or his family, had a direct or indirect financial interest. As of April 4, 2026, the right-of-use assets and lease liabilities related to these properties were $44.2 million and $49.3 million, respectively. As of January 3, 2026, the right-of-use assets and lease liabilities related to these properties were $44.7 million and $49.8 million, respectively. These related parties received aggregate lease payments from us of $1.9 million and $1.9 million for the first quarter of fiscal 2026 and fiscal 2025, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $84.4 million and $88.3 million as of April 4, 2026 and January 3, 2026, respectively. See Note 2 for additional information.
Note 9. Commitments and Contingencies
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

Assessments of legal proceedings can involve a series of complex judgments about future events and can rely heavily on many different estimates and assumptions. The categories of legal proceedings in which we are involved may include multiple lawsuits and claims, may be spread across multiple jurisdictions and courts which may handle the lawsuits and claims differently, may involve numerous and different types of plaintiffs, and raise claims and damages based on specific allegations that may not apply to other matters. These and other factors contribute to the complexity of these legal proceedings and make it difficult for us to predict outcomes and make reasonable estimates of any resulting losses or ranges of possibles losses, which is further complicated by the fact that a resolution of one or more matters may impact the resolution of other matters in terms of timing, amount of liability, or both. Unfavorable rulings, developments, or settlements could result in charges substantially in excess of amounts currently accrued, including for matters for which no accruals are currently recorded because losses are not currently probable or reasonably estimable.
Based on our assessment of the facts and circumstances, we do not currently believe our legal proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations, financial condition or cash flows. However, actual outcomes may differ from those expected and the matters disclosed below could have a material effect on our financial position, results of operations or cash flows in a future period.
On January 30 and March 28, 2025, respectively, two federal securities class action lawsuits were filed in the U.S. District Court in the Northern District of California against Grocery Outlet Holding Corp. and certain of its former officers purportedly on behalf of purchasers of our common stock, which were later consolidated into one lawsuit (the "2025 Class Action"). The 2025 Class Action alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or failing to disclose material adverse facts regarding our transition to new and upgraded internal systems. The 2025 Class Action seeks remedies under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including an undisclosed amount of monetary damages, interest, fees and other costs. The lead plaintiff filed an amended complaint on August 19, 2025, and the Company filed its motion to dismiss on October 21, 2025. Briefing on the Company’s motion to dismiss was completed on January 30, 2026. The hearing on the Company’s motion to dismiss scheduled for March 19, 2026 was vacated and the matter is now submitted on the briefs.
On April 28 and May 2, 2025, respectively, two federal stockholder derivative lawsuits were filed in the U.S. District Court in the Northern District of California against certain of the Company’s current and former directors and one of its former officers purportedly on behalf of the Company, which were later consolidated into one lawsuit (the "2025 Derivative Lawsuit"). The 2025 Derivative Lawsuit alleges claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and for violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, based on similar allegations to those at issue in the 2025 Class Action. The 2025 Derivative Lawsuit seeks, among other relief, undisclosed damages, restitution, fees and other costs, and the institution of corporate governance reforms. On July 29, 2025, the court stayed the 2025 Derivative Lawsuit pending resolution of the Company's motion to dismiss the 2025 Class Action.
On March 20 and March 26, 2026, two additional stockholder derivative lawsuits were filed in the Delaware Court of Chancery and U.S. District Court for the District of Delaware, respectively, against certain of the Company’s current and former directors and officers purportedly on behalf of the Company, asserting claims for breach of fiduciary duty and related claims based on substantially the same allegations as the 2025 Class Action and the 2025 Derivative Lawsuit. On April 17, 2026, the U.S. District Court action was dismissed without prejudice.
On March 16, 2026, a separate federal securities class action lawsuit was filed in the U.S. District Court in the Northern District of California against the Company and certain of its current officers purportedly on behalf of purchasers of our common stock (the "2026 Class Action"). The 2026 Class Action alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or failing to disclose material adverse facts regarding the Company’s growth strategy, financial performance, and the effectiveness of its restructuring plan, and seeks remedies under the Exchange Act, including an undisclosed amount of monetary damages, interest, fees and other costs.
On April 13, 2026, a federal stockholder derivative lawsuit was filed in the U.S. District Court in the Northern District of California against certain of the Company’s current directors and officers purportedly on behalf of the Company, asserting claims for breach of fiduciary duty and related claims based on similar allegations to those at issue in the 2026 Class Action.
We intend to defend the above securities and derivative lawsuits vigorously.
Due to the stages of these proceedings and the lack of specific damages requests, we have currently determined the above lawsuits do not present loss contingencies that are both probable and reasonably estimable and, further, we are unable to estimate a range of reasonably possible losses for such lawsuits.

Note 10. Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share (amounts in thousands, except per share data):

	13 Weeks Ended
	April 4, 2026	March 29, 2025
Numerator
Net loss and comprehensive loss	$(180,322)	$(23,317)
Denominator
Weighted-average shares outstanding – basic and diluted (1)(2)	98,426	97,521
Net loss per share:
Basic	$(1.83)	$(0.24)
Diluted	$(1.83)	$(0.24)
_______________________
(1)In calculating diluted weighted-average shares outstanding, we are required to include contingently issuable shares for market-based stock option awards, MSUs and PSUs as if the end of the reporting period were the end of the applicable contingency period, provided the underlying conditions are satisfied.
(2)There is no difference in the weighted-average shares outstanding used in the above calculations due to the Company's net loss.
The following weighted-average common share equivalents were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended
	April 4, 2026	March 29, 2025
Stock options	1,752	1,149
RSUs	1,442	1,054
Total	3,194	2,203

Note 11. Segment Information
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
The chief operating decision maker ("CODM"), who is our President and Chief Executive Officer, assesses performance for the segment and decides how to allocate resources based on net loss, which is reported on the condensed consolidated statements of operations and comprehensive loss. The CODM uses this measure in deciding where to reinvest profits and to monitor budget versus actual results. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
Information for the segment, including the significant expenses regularly provided to the CODM, is provided in the following tables for the periods presented (amounts in thousands):

	13 Weeks Ended
	April 4, 2026	March 29, 2025
Net sales	$1,166,352	$1,125,567
Less:
Cost of sales (1)	819,446	781,769
Commission expenses (2)	169,368	161,720
Other selling expenses (3)	78,217	74,530
General and administrative expenses (4)	66,233	60,826
Restructuring charges (5)	18,191	33,875
Goodwill impairment	158,000	—
Other segment items (6)	3,755	5,458
Depreciation and amortization expenses	31,156	29,897
Interest income	(1,175)	(1,290)
Interest expense (7)	7,544	7,810
Income tax benefit	(4,061)	(5,711)
Net loss and comprehensive loss	$(180,322)	$(23,317)
_______________________
(1)Cost of sales includes merchandise costs, inventory markdowns, inventory losses, transportation costs and distribution and warehousing costs and excludes depreciation and amortization expenses, which were $1.7 million and $1.4 million for the first quarter of fiscal 2026 and fiscal 2025, respectively.
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
(5)Restructuring charges include costs associated with the Optimization Plan and the Restructuring Plan. See Note 12 for additional information.
(6)Other segment items represents share-based compensation expense.
(7)Interest expense primarily includes interest on loans, amortization of debt issuance costs and debt discounts, and interest on finance leases, less capitalized interest. See Note 4 for further discussion.

	13 Weeks Ended
	April 4, 2026	March 29, 2025
Purchases of property and equipment	$52,751	$60,452
Investments in intangible assets and licenses	4,049	4,834
Total capital expenditures	$56,800	$65,286

Note 12. Restructuring
Optimization Plan
To strengthen long-term profitability and cash flow generation, improve operational execution, optimize our existing store footprint and align with our disciplined new store growth strategy, in the first quarter of fiscal 2026 we conducted a strategic, financial and operational analysis of our store fleet. Following that review, in the first quarter of fiscal 2026, our Board adopted a business optimization plan (the "Optimization Plan") that provides for the closure of 36 financially underperforming stores ("Closure Stores"), including the termination, sublease or assignment of the applicable store leases; the termination, sublease or assignment of a lease for a distribution center facility that we are no longer utilizing (together with the store leases, the "Lease Exits"); and the termination of operator agreements with IOs for the Closure Stores as well as certain other store locations (the "Operator Agreement Terminations").
Following the Board adoption of the Optimization Plan, during the first quarter of fiscal 2026, we closed 27 stores and initiated the closure process at the remaining 9 stores associated with the Lease Exits. In the second quarter of fiscal 2026, we completed the closure of the remaining 9 stores. During the first quarter of fiscal 2026, we also completed or initiated the Operator Agreement Terminations for the Closure Stores as well as certain other store locations. In addition, we increased the provision for IO notes and IO receivables reserves and wrote off uncollectible IO notes and IO receivables associated with these store locations, as further discussed in Note 2.
We estimate that we will incur between $20 million and $27 million in net total restructuring charges in fiscal 2026 and fiscal 2027 related to the Optimization Plan, and we expect these actions to be substantially completed by the first quarter of fiscal 2027. Estimated restructuring charges expected to be incurred include bad debt expense and cash expenses for the Operator Agreement Terminations, as well as costs associated with the Lease Exits. We have negotiated, or intend to negotiate, a lease termination, sublease or assignment with the landlords of the Lease Exits. We expect to incur restructuring charges for the Lease Exits which primarily include lease termination fees, costs to prepare the premises for surrender to the landlords, sublessee or assignee, and idle property costs, partially offset by the net non-cash write-off of the right-of-use assets and lease liabilities associated with these leases.
The following table summarizes charges incurred related to the Optimization Plan during the first quarter of fiscal 2026 (amounts in thousands), which are included in Restructuring charges on the condensed consolidated statements of operations and comprehensive loss:

13 Weeks Ended
April 4, 2026
Cash restructuring charges:
Costs associated with the Lease Exits (1)	$790
Costs associated with the Operator Agreement Terminations	1,609
Legal, professional and other costs	256
Total cash restructuring charges	2,655
Non-cash bad debt expense associated with the Operator Agreement Terminations	15,536
Total restructuring charges	$18,191
_______________________
(1)Cash costs associated with the Lease Exits primarily include lease termination costs, costs to prepare the premises for surrender to the landlords and idle property costs.
The following table summarizes the restructuring liability activity for the Optimization Plan during the first quarter of fiscal 2026 (amounts in thousands):

	Lease Termination Costs	Operator Agreement Termination Costs	Legal, Professional and Other Costs	Total
Balance at January 3, 2026	$—	$—	$—	$—
Cash restructuring charges	790	1,609	256	2,655
Cash payments	(747)	(1,609)	(123)	(2,479)
Balance at April 4, 2026	$43	$—	$133	$176

Restructuring Plan
We initiated a restructuring plan during the fourth quarter of fiscal 2024, intended to improve our long-term profitability, cash flow generation and return on invested capital, optimize the footprint of new store growth, and lower our cost base (the "Restructuring Plan"). The actions under the Restructuring Plan were substantially completed in the second quarter of fiscal 2025. The Restructuring Plan included (i) the termination of a total of 28 leases for unopened stores in suboptimal locations and the discontinued development of certain future store sites where we had incurred initial costs, but leases had not yet been signed, (ii) the cancellation of certain capital-intensive warehouse projects and (iii) a reduction in headcount in building a more scalable cost structure.
The following table summarizes charges incurred during the first quarter of fiscal 2025 related to the Restructuring Plan, which are included in Restructuring charges on the condensed consolidated statements of operations and comprehensive loss (amounts in thousands):

13 Weeks Ended
March 29, 2025
Cash restructuring charges:
Lease termination costs	$29,093
Employee severance and benefit costs	1,532
Legal, professional and other costs	1,522
Total cash restructuring charges	32,147
Non-cash impairment and disposal of long-lived assets	1,728
Total restructuring charges	$33,875
The following table summarizes the restructuring liability activity for the Restructuring Plan during the first quarter of fiscal 2025 (amounts in thousands):

	Lease Termination Costs	Employee Severance and Benefit Costs	Legal, Professional and Other Costs	Total
Balance at December 28, 2024	$—	$—	$—	$—
Cash restructuring charges	29,093	1,532	1,522	32,147
Cash payments	(23,383)	(1,462)	(341)	(25,186)
Balance at March 29, 2025	$5,710	$70	$1,181	$6,961

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q, and the audited consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2025 Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other sections of this report. See "Special Note Regarding Forward-Looking Statements" in this report.
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ending January 2, 2027 (“fiscal 2026”) and ended January 3, 2026 ("fiscal 2025") consist of 52 weeks and 53 weeks, respectively. References to the first quarter of fiscal 2026 and the first quarter of fiscal 2025 refer to the 13 weeks ended April 4, 2026 and March 29, 2025, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a growth-oriented extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Our Grocery Outlet stores are primarily run by entrepreneurial independent operators ("IOs") who create a neighborhood feel through personalized customer service and a localized product offering. As of April 4, 2026, we had 549 stores in California, Washington, Oregon, Pennsylvania, Tennessee, Nevada, Idaho, North Carolina, Maryland, Ohio, Georgia, Virginia, New Jersey, Alabama, Delaware and Kentucky.
Recent Trends and Developments
The extent of the continuing impact of the factors set forth below on our operational and financial performance will depend on many factors, including certain factors outside of our control.
Macroeconomic Conditions. Over the past several years, our business has been and continues to be impacted by macroeconomic conditions including supply chain and labor challenges, varying rates of inflation, tariffs, fuel price increases and changes in consumer behavior, and our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. In recent periods, comparable store sales have been negatively impacted by decreased average transaction size. We are actively pursuing initiatives to increase average transaction size through our deployment of enhanced in-store merchandising and execution to further improve the shopping experience.
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
In the first quarter of fiscal 2026, the Supreme Court of the U.S. issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain uncertain and are subject to further legal, regulatory, and administrative developments. The U.S. presidential administration subsequently invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. At this time we cannot reasonably estimate the total financial impact of this ruling, however it, and any additional tariffs, may materially affect our future results of operations and cash flows.

Pricing Competition. During the last few years we have observed an increase in promotional and pricing activities from key competitors, putting further pressure on our relative value proposition, which in turn, has resulted in our increased efforts to actively negotiate costs and adjust prices to sharpen our value proposition.
Opportunistic Product. We are working to increase opportunistic product levels to what we believe is necessary to improve the perception of our value leadership and drive sales. As part of these efforts we have invested and plan to continue to invest in additional promotional activity in the near term, which adversely impacted gross margin in the first quarter of fiscal 2026 and which we expect will continue to adversely impact gross margin for the remainder of fiscal 2026.
Optimization Plan. To strengthen long-term profitability and cash flow generation, improve operational execution, optimize our existing store footprint and align with our disciplined new store growth strategy, in the first quarter of fiscal 2026 we conducted a strategic, financial and operational analysis of our store fleet. Following that review, in the first quarter of fiscal 2026, our Board of Directors (the "Board") adopted a business optimization plan (the "Optimization Plan") that provides for the closure of 36 financially underperforming stores ("Closure Stores"), including the termination, sublease or assignment of the applicable store leases; the termination, sublease or assignment of a lease for a distribution center facility that we are no longer utilizing (together with the store leases, the "Lease Exits"); and the termination of operator agreements with IOs for the Closure Stores as well as certain other store locations (the "Operator Agreement Terminations").
Following the Board adoption of the Optimization Plan, during the first quarter of fiscal 2026, we closed 27 stores and initiated the closure process at the remaining 9 stores associated with the Lease Exits. In the second quarter of fiscal 2026, we completed the closure of the remaining 9 stores. During the first quarter of fiscal 2026, we also completed or initiated the Operator Agreement Terminations for the Closure Stores as well as certain other store locations, which resulted in an increase of $15.5 million to the provision for IO notes and IO receivables reserves in the first quarter of fiscal 2026.
We estimate that we will incur between $20 million and $27 million in net total restructuring charges in fiscal 2026 and fiscal 2027 related to the Optimization Plan, and we expect these actions to be substantially completed by the first quarter of fiscal 2027. Estimated restructuring charges expected to be incurred in connection with the Operator Agreement Terminations include bad debt expense of approximately $16 million and cash costs of approximately $3 million. We have negotiated, or intend to negotiate, a lease termination, sublease or assignment with the landlords of the Lease Exits. We expect to incur net restructuring charges for the Lease Exits of between $1 million and $8 million, which primarily include cash costs of between $49 million and $60 million for lease termination fees, costs to prepare the premises for surrender to the landlords, sublessee or assignee, and idle property costs, partially offset by the net non-cash write-off of the right-of-use assets and lease liabilities associated with these leases of between $(48) million and $(52) million.
See Note 12 to the condensed consolidated financial statements for additional information regarding the Optimization Plan, including the costs incurred and restructuring liability activity.
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
We plan to open 30 to 33 net new stores in fiscal 2026, excluding the Closure Stores related to the Optimization Plan. We plan to expand with a more clustered location model in new markets to improve supply chain efficiency and marketing leverage that reflects our more disciplined approach. We are also making adjustments to how we go to market, including piloting new approaches to store openings and underwriting to stricter standards. For example, we plan to operate certain of these new stores as Company-operated stores initially, which differs from our historical practice, before eventually transitioning the operations to an IO.

Key Factors and Measures We Use to Evaluate Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key financial measures we use in accordance with accounting principles generally accepted in the United States of America ("GAAP") are net sales, gross profit and gross margin, selling, general and administrative expenses ("SG&A"), operating loss, net loss and comprehensive loss and net loss per share. The key operational metrics and non-GAAP financial measures we use are number of new stores, comparable store sales, EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share.
First Quarter of Fiscal 2026 Overview
Key financial and operating performance results for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 were as follows:
•Net sales increased 3.6% to $1.17 billion from $1.13 billion in the first quarter of fiscal 2025.
•Comparable store sales declined by 1.0%, driven by 3.1% decrease in average transaction size, partially offset by a 2.1% increase in the number of transactions.
•Gross margin was 29.6% in the first quarter of fiscal 2026 compared to 30.4% in the first quarter of fiscal 2025, a decline of 80 basis points, including a 50 basis point impact from inventory markdowns and write-offs associated with the Closure Stores under the Optimization Plan.
•We closed 28 stores, including 27 stores as a result of the Optimization Plan (see Note 12 to the condensed consolidated financial statements for additional information), and opened 7 new stores, ending the first quarter of fiscal 2026 with 549 stores in 16 states.
•Operating loss was $178.0 million, which included $158.0 million in non-cash charges related to the impairment of goodwill and $18.2 million in restructuring charges related to the Optimization Plan (see Note 3 and Note 12 to the condensed consolidated financial statements for additional information).
•Net loss was $180.3 million, or $(1.83) per diluted share in the first quarter of fiscal 2026, compared to net loss of $23.3 million, or $(0.24) per diluted share, in the first quarter of fiscal 2025.
•Adjusted net income(1) was $4.6 million, or $0.05 diluted adjusted earnings per share(1), compared to $13.0 million, or $0.13 diluted adjusted earnings per share, in the first quarter of fiscal 2025.
•Adjusted EBITDA(1) was $43.1 million, compared to $51.9 million in the first quarter of fiscal 2025.
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

Results of Operations
The following table summarizes key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended
	April 04, 2026		March 29, 2025
	Amount	% of Net Sales (1)	Amount	% of Net Sales (1)	$ Change	% Change
Net sales	$1,166,352	100.0%	$1,125,567	100.0%	$40,785	3.6%
Cost of sales	821,153	70.4%	783,122	69.6%	38,031	4.9%
Gross profit	345,199	29.6%	342,445	30.4%	2,754	0.8%
Selling, general and administrative expenses	347,022	29.8%	331,078	29.4%	15,944	4.8%
Restructuring charges	18,191	1.6%	33,875	3.0%	(15,684)	(46.3)%
Goodwill impairment	158,000	13.5%	—	—%	158,000	100.0%
Operating loss	(178,014)	(15.3)%	(22,508)	(2.0)%	(155,506)	*
Interest expense, net	6,369	0.5%	6,520	0.6%	(151)	(2.3)%
Loss before income taxes	(184,383)	(15.8)%	(29,028)	(2.6)%	(155,355)	*
Income tax benefit	(4,061)	(0.3)%	(5,711)	(0.5)%	1,650	(28.9)%
Net loss and comprehensive loss	$(180,322)	(15.5)%	$(23,317)	(2.1)%	$(157,005)	*
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
We expect new store growth to be an important driver of our net sales growth over the long term. We lease substantially all of our store locations. Our initial lease terms on stores are typically ten to fifteen years with options to renew for three or four successive five-year periods.
The reference to 33 net new stores for the last twelve months ended April 4, 2026 excludes the closure of 27 stores in late March of 2026 as a result of the Optimization Plan, although the financial results from all such stores are included in the applicable periods.
Comparable Store Sales
We use comparable store sales as an operating metric to measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. Comparable store sales are impacted by the same factors that impact net sales.
Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following a store's opening, which is when we believe comparability is achieved, or the thirteenth full fiscal month following a store's acquisition. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been temporarily closed for an extended period, those that have had their business materially disrupted for both planned projects as well as due to unforeseen circumstances, permanent store closures and dispositions. When applicable, as is the case with fiscal 2025, we exclude the net sales in the non-comparable week of a 53-week year from the same store sales calculation after comparing the current and prior year weekly periods that are most closely aligned. Starting in the first quarter of fiscal 2026, comparable store sales exclude the stores that were closed during March and April of 2026 as a result of the Optimization Plan, as discussed further in Note 12 to the condensed consolidated financial statements. Starting in the second quarter of fiscal 2025, comparable store sales include the addition of stores from the acquisition of United Grocery Outlet on April 1, 2024.

Opening or, on a limited strategic basis, acquiring new stores is a significant component of our disciplined new store growth strategy and, as we continue to execute on our growth strategy, we expect that a significant portion of our net sales growth will be attributable to non-comparable store net sales. Accordingly, comparable store sales is only one of many measures we use to assess the success of our growth strategy.
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
We define EBITDA as net income (loss) before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense, asset impairment and gain or loss on disposition, acquisition and integration costs, costs related to the amortization of inventory purchase accounting asset step-ups, restructuring and related charges, goodwill impairment and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income (loss) adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for the amortization of property and equipment purchase accounting asset step-ups and deferred financing costs, tax adjustment to normalize the effective tax rate, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted-average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted-average shares outstanding. These non-GAAP financial measures may not be comparable to similar measures reported by other companies and have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP financial measures through the use of various GAAP measures. In the future, we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of these non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive such non-GAAP measures.
The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended
	April 4, 2026	March 29, 2025
Other Financial and Operations Data
Number of new stores	7	11
Number of stores open at end of period	549	543
Comparable store sales increase (decrease) (1)	(1.0)%	0.3%
EBITDA (2)	$(146,858)	$7,389
Adjusted EBITDA (2)	$43,116	$51,885
Adjusted net income (2)	$4,609	$13,007
_______________________
(1)Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following the store's opening, which is when we believe comparability is achieved, or the thirteenth full fiscal month following the store's acquisition.
(2)See "GAAP to Non-GAAP Reconciliations" section below for the applicable reconciliations.

GAAP to Non-GAAP Reconciliations
The following tables provide reconciliations from our GAAP net loss to EBITDA and adjusted EBITDA, GAAP net loss to adjusted net income, and our GAAP net loss per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended
	April 4, 2026	March 29, 2025
Net loss	$(180,322)	$(23,317)
Interest expense, net	6,369	6,520
Income tax benefit	(4,061)	(5,711)
Depreciation and amortization expenses	31,156	29,897
EBITDA	(146,858)	7,389
Share-based compensation expense	3,755	5,458
Asset impairment and gain or loss on disposition (1)	1,303	135
Acquisition and integration costs (2)	—	339
Restructuring and related charges (4)	19,914	33,875
Goodwill impairment	158,000	—
Other (5)	7,002	4,689
Adjusted EBITDA	$43,116	$51,885

	13 Weeks Ended
	April 4, 2026	March 29, 2025
Net loss	$(180,322)	$(23,317)
Share-based compensation expense	3,755	5,458
Asset impairment and gain or loss on disposition (1)	1,303	135
Acquisition and integration costs (2)	—	339
Amortization of purchase accounting assets and deferred financing costs (3)	1,268	1,268
Restructuring and related charges (4)	19,914	33,875
Goodwill impairment	158,000	—
Other (5)	7,002	4,689
Tax adjustment to normalize effective tax rate (6)	2,519	3,163
Tax effect of total adjustments (7)	(8,830)	(12,603)
Adjusted net income	$4,609	$13,007

GAAP net loss per share:
Basic	$(1.83)	$(0.24)
Diluted	$(1.83)	$(0.24)
Adjusted earnings per share:
Basic	$0.05	$0.13
Diluted	$0.05	$0.13
Weighted-average shares outstanding:
Basic	98,426	97,521
Diluted (8)	98,426	97,521
Non-GAAP weighted-average shares outstanding:
Basic	98,426	97,521
Diluted (9)	99,144	98,227

___________________________
(1)Represents non-restructuring asset impairment charges and gains or losses on dispositions of assets.
(2)Represents costs related to the acquisition and integration of United Grocery Outlet, including due diligence, legal, consulting and retention bonus expenses.
(3)Represents the incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, as well as the amortization of debt issuance costs.
(4)In the first quarter of fiscal 2026, represents charges associated with the Optimization Plan, including bad debt expense of $15.5 million, write-offs of merchandise inventory of $1.7 million, costs related to Operator Agreement Terminations, costs associated with lease exits, and legal, professional, and other related expenses. In the first quarter of fiscal 2025, represents charges associated with the Restructuring Plan, including lease termination costs of $29.1 million, non-cash impairment and disposal of long-lived assets, employee severance and benefit costs, and legal, professional and other related expenses. All such costs are reflected in Restructuring charges on the condensed consolidated statements of operations and comprehensive loss, except for write-offs of merchandise inventory, which are included in Cost of sales. See Note 12 to the condensed consolidated financial statements for additional information on the Optimization Plan and the Restructuring Plan.
(5)Represents other non-recurring, non-cash or non-operational items, such as strategic project costs of $4.5 million in the first quarter of fiscal 2026, certain personnel-related hiring and termination costs, system implementation costs, legal settlements and other legal expenses, costs related to employer payroll taxes associated with equity awards and miscellaneous costs.
(6)Represents adjustments to normalize the effective tax rate for the impact of unusual or infrequent tax items that we do not consider in our evaluation of ongoing performance, including excess tax benefits or shortfalls related to exercise and/or vesting of share-based awards that are recorded in earnings as discrete items in the reporting period in which they occur.
(7)Represents the tax effect of the total adjustments. We calculate the tax effect of the total adjustments on a discrete basis excluding any non-recurring and unusual tax items.
(8)As discussed in Note 10 to the condensed consolidated financial statements, there is no difference in the weighted-average shares outstanding used to calculate the basic and diluted GAAP net loss per share due to the Company's net loss.
(9)To calculate diluted adjusted earnings per share, we adjusted the weighted-average shares outstanding for the dilutive effect of all potential shares of common stock.
Comparison of the First Quarter of Fiscal 2026 and Fiscal 2025 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Net sales	$1,166,352	$1,125,567	$40,785	3.6%
The increase in net sales for the first quarter of fiscal 2026 was primarily attributable to the addition of 33 net new stores opened over the last 12 months, partially offset by a decrease in comparable store sales. See Note 12 to the condensed consolidated financial statements for additional information on the Optimization Plan.
Comparable store sales declined 1.0% for the 13 weeks ended April 4, 2026, driven by a 3.1% decrease in average transaction size, partially offset by a 2.1% increase in the number of transactions.

Gross Profit and Gross Margin

	13 Weeks Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Gross profit	$345,199	$342,445	$2,754	0.8%
Gross margin	29.6%	30.4%
The increase in gross profit for the first quarter of fiscal 2026 was primarily attributable to the addition of 33 net new stores opened over the last 12 months, partially offset by a decrease in comparable store sales.
For the first quarter of fiscal 2026, gross margin declined due primarily to a 50 basis point impact from inventory markdowns and write-offs associated with the Closure Stores, and the impact of product promotions to drive sales, partially offset by improvements in inventory management.
See Note 12 to the condensed consolidated financial statements for additional information on the Optimization Plan.
Selling, General and Administrative Expenses

	13 Weeks Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
SG&A	$347,022	$331,078	$15,944	4.8%
% of net sales	29.8%	29.4%
The increase in SG&A for the first quarter of fiscal 2026 includes $11.2 million in higher store-related expenses driven primarily by higher commissions and store occupancy costs. Also contributing to the increase in SG&A was an increase of $4.8 million in corporate-related expenses due primarily to increased professional fees and other costs to support our continued growth, partially offset by lower incentive compensation. As a percentage of net sales, SG&A increased compared to the prior year due primarily to the aforementioned factors.
Restructuring Charges

	13 Weeks Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Restructuring charges	$18,191	$33,875	$(15,684)	(46.3)%
% of net sales	1.6%	3.0%
Restructuring charges for the first quarter of fiscal 2026 were related to the Optimization Plan and primarily included non-cash bad debt expense associated with Operator Agreement Terminations of $15.5 million and other Operator Agreement Termination costs. For the first quarter of fiscal 2025, restructuring charges were related to a restructuring plan we initiated during the fourth quarter of fiscal 2024, intended to improve our long-term profitability, cash flow generation and return on invested capital, optimize the footprint of new store growth, and lower our cost base (the "Restructuring Plan"), and primarily included lease termination costs of $29.1 million and impairment and disposal of long-lived assets.
See Note 12 to the condensed consolidated financial statements for additional information.
Goodwill impairment

	13 Weeks Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Goodwill impairment	$158,000	$—	$158,000	100.0%
% of net sales	13.5%	—%
During the first quarter of fiscal 2026, we performed an interim goodwill impairment evaluation, which indicated that the Company's estimated fair value was less than its carrying amount. As a result, we recognized a non-cash goodwill impairment charge in the first quarter of fiscal 2026.
See Note 3 to the condensed consolidated financial statements for additional information.

Interest Expense, Net

	13 Weeks Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Interest expense, net	$6,369	$6,520	$(151)	(2.3)%
The decrease in net interest expense for the first quarter of fiscal 2026 was primarily driven by lower average interest rates on our borrowings during the first quarter of fiscal 2026, partially offset by higher average principal debt outstanding during the first quarter of fiscal 2026.
Income Tax Benefit

	13 Weeks Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Income tax benefit	$(4,061)	$(5,711)	$1,650	(28.9)%
Effective income tax rate	2.2%	19.7%
The decrease in income tax benefit for the first quarter of fiscal 2026 was primarily driven by the change in the level of earnings.
The change in our effective income tax rate for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was primarily driven by non-deductible goodwill impairment recognized during the first quarter of fiscal 2026.
Net Loss

	13 Weeks Ended
	April 4, 2026	March 29, 2025	$ Change	% Change (1)
Net loss	$(180,322)	$(23,317)	$(157,005)	*
% of net sales	(15.5)%	(2.1)%
_______________________
*    Represents a change that is not meaningful.
Net loss was $180.3 million for the first quarter of fiscal 2026 compared to net loss of $23.3 million for the same period in fiscal 2025 as a result of the foregoing factors. Net loss for the first quarter of fiscal 2026 included goodwill impairment of $158.0 million and restructuring charges of $18.2 million. Net loss for the first quarter of fiscal 2025 included restructuring charges of $33.9 million.
Adjusted EBITDA

	13 Weeks Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Adjusted EBITDA	$43,116	$51,885	$(8,769)	(16.9)%
Adjusted EBITDA decreased for the first quarter of fiscal 2026 compared to the prior year, primarily as a result of a decline in gross margin and higher SG&A, partially offset by an increase in net sales, as discussed above.
Adjusted Net Income

	13 Weeks Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Adjusted net income	$4,609	$13,007	$(8,398)	(64.6)%
The decrease in adjusted net income for the first quarter of fiscal 2026 was primarily attributable to a decline in gross margin and higher SG&A (including higher depreciation and amortization expense), partially offset by an increase in net sales, as discussed above.

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
As of April 4, 2026, we had cash and cash equivalents of $59.0 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under the 2023 Credit Agreement. As of April 4, 2026, we had $220.0 million of borrowings outstanding under the revolving credit facility and $5.1 million of outstanding standby letters of credit, resulting in $174.9 million of remaining borrowing capacity available under this revolving credit facility.
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
Material Cash Requirements
There has been no material change in our material cash requirements since the end of fiscal 2025, other than those which occur in the ordinary course of business. See our 2025 Form 10-K for additional information.
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the first quarter of fiscal 2026, before tenant improvement allowances, were $56.8 million, and, net of tenant improvement allowances, were $53.9 million. We currently expect total capital expenditures, net of tenant improvement allowances, to be approximately $170.0 million for fiscal 2026, which includes new store openings, ongoing store maintenance and improvements, supply chain investments and systems and infrastructure investments.
Debt Obligations
The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments of the senior term loan. Such payments total $26.3 million over the remaining term of the senior term loan, with $11.3 million payable over the remainder of fiscal 2026. The remaining senior term loan principal balance and any outstanding revolving credit facility balance will become due in February 2028 at maturity. See Note 4 to the condensed consolidated financial statements for additional information.

Debt Covenants
The 2023 Credit Agreement contains certain customary representations and warranties, subject to limitations and exceptions, and affirmative and customary covenants. The 2023 Credit Agreement contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of our subsidiaries to pay dividends or make other payments to the borrower. The 2023 Credit Agreement also contains financial performance covenants requiring us to satisfy a maximum total net leverage ratio test and a minimum interest coverage ratio test as of the last day of each fiscal quarter. The maximum total net leverage ratio test requires us to be in compliance with a Total Net Leverage Ratio no greater than 3.25 to 1.00 as of the last day of each test period ending after December 31, 2025, subject to certain adjustments set forth in the 2023 Credit Agreement. The minimum interest coverage ratio test requires us to be in compliance with a Consolidated Interest Coverage Ratio (as defined in the 2023 Credit Agreement) of no less than 1.75 to 1.00 as of the last day of each test period.
As of April 4, 2026, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	13 Weeks Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Net cash provided by operating activities	$52,558	$58,938	$(6,380)	(10.8)%
Net cash used in investing activities	(59,068)	(68,684)	9,616	(14.0)%
Net cash used in financing activities	(4,094)	(2,172)	(1,922)	88.5%
Net decrease in cash and cash equivalents	$(10,604)	$(11,918)	$1,314	(11.0)%
Cash Provided by Operating Activities
The decrease in net cash provided by operating activities of $6.4 million for the first quarter of fiscal 2026 compared to the same period in fiscal 2025 was primarily driven by changes in working capital, including merchandise inventories and accrued and other liabilities, partially offset by a lower net loss for the first quarter of fiscal 2026, after adjusting for non-cash charges. The change in accrued and other liabilities was partially due to restructuring charges accrued for the first quarter of fiscal 2025 related to the Restructuring Plan (see Note 12 to the condensed consolidated financial statements for additional information).
Cash Used in Investing Activities
The decrease in net cash used in investing activities of $9.6 million for the first quarter of fiscal 2026 compared to the same period in fiscal 2025 was primarily due to lower purchases of property and equipment for the first quarter of fiscal 2026 due to a decrease in planned new store openings in fiscal 2026 compared to fiscal 2025.
Cash Used In Financing Activities
The increase in net cash used in financing activities of $1.9 million for the first quarter of fiscal 2026 compared to the same period in fiscal 2025 was primarily due to the increase in scheduled principal payments on the senior term loan under the 2023 Credit Agreement.

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
Except as discussed below, there have been no material changes to our critical accounting policies and estimates during the first quarter of fiscal 2026 from those disclosed in our 2025 Form 10-K.
Goodwill
Goodwill is subject to an annual impairment evaluation which is performed during our fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. Our impairment evaluation of goodwill consists of an initial qualitative assessment of our reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative assessment is performed, and if the quantitative assessment indicates that the carrying value of our reporting unit exceeds its fair value, an impairment loss is calculated and recognized during that period. Measurement of such an impairment loss would be based on the excess of the carrying amount over fair value.
During the first quarter of fiscal 2026, we determined that a triggering event had occurred due to a decline in our stock price, necessitating an interim goodwill impairment evaluation. We performed a quantitative assessment as of April 4, 2026.
The quantitative impairment assessment utilized a combination of an income approach and a market approach to estimate the fair value of the reporting unit, which were equally weighted. The income approach was based on a discounted cash flow model that incorporated projected cash flows and significant assumptions, including revenue growth rates, gross profit margins, and an estimate of the weighted-average cost of capital that we believe reflects market participant assumptions. The market approach utilized a guideline public company method, which required judgment in selecting comparable companies and determining appropriate multiples of revenue and EBITDA.
These estimates involve significant judgment and are subject to uncertainties, including changes in market conditions, interest rates, growth rates, tax rates, costs, customer behavior, regulatory developments, and other macroeconomic factors. In addition, we assessed the reasonableness of the estimated fair value by evaluating the implied control premium relative to our market capitalization and concluded that such premium was reasonable, thereby corroborating our fair value estimate.
The fair value measurement was classified as Level 3 within the fair value hierarchy due to the use of significant unobservable measurement inputs and internal projections.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of April 4, 2026, our outstanding borrowings included $270.0 million from the senior term loan and $220.0 million from the revolving credit facility under the 2023 Credit Agreement. As of April 4, 2026, the interest rates on these borrowings were approximately 6% (see Note 4 to the condensed consolidated financial statements for additional information). Based on the outstanding balances and interest rates of the senior term loan and the revolving credit facility as of April 4, 2026, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense, excluding the capitalization of interest, of approximately $3.0 million over the next 12 months.
We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced over the last several years varying rates of inflation, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, increased materials costs to develop new stores, increased SG&A related to personnel, travel, and other operational costs and other disruptions caused by the recent macroeconomic environment. Similarly, our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. Furthermore, our results of operations and financial condition may be materially impacted by inflation in the future.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level as of April 4, 2026.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended April 4, 2026, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business, some of which may be covered by insurance. Except for the description of legal proceedings disclosed in Note 9 to the condensed consolidated financial statements, which is incorporated herein by reference, management believes that we do not have any pending legal proceedings that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. No material legal proceedings were terminated, settled or otherwise resolved during the first quarter of fiscal 2026.
In addition, SEC regulations require us to disclose information about certain environmental proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, we use a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required.
Item 1A. Risk Factors.
In addition to the other information set forth in this Form 10-Q, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2025 Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the first quarter of fiscal 2026, we did not repurchase any shares of our common stock.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans and Arrangements - Directors and Section 16 Officers
During the first quarter of fiscal 2026, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, referred to as Rule 10b5-1 trading plans, or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of SEC Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of Grocery Outlet Holding Corp.	8-K	001-38950	6/6/2025	3.1
3.2	Amended and Restated Bylaws of Grocery Outlet Holding Corp., effective as of June 3, 2025.	8-K	001-38950	6/6/2025	3.3
10.1†*	2026 Form of Performance Stock Unit Grant and Agreement (Grocery Outlet Holding Corp. 2019 Stock Incentive Plan)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Grocery Outlet Holding Corp.
Date:	May 13, 2026	By:	/s/ Christopher M. Miller
Christopher M. Miller Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)