Form 10-Q
period 2026-07-04
Grocery Outlet Holding Corp.
filed 2026-08-12
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 6, 2026, the registrant had 99,084,492 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	July 4, 2026	January 3, 2026
Assets
Current assets:
Cash and cash equivalents	$74,199	$69,602
Independent operator receivables and current portion of independent operator notes, net of allowance $15,761 and $12,253	14,101	16,983
Other accounts receivable, net of allowance $5 and $8	2,414	3,685
Merchandise inventories	394,841	381,961
Prepaid expenses and other current assets	28,987	25,409
Total current assets	514,542	497,640
Independent operator notes and receivables, net of allowance $15,216 and $15,291	37,231	43,748
Property and equipment, net	773,386	742,961
Operating lease right-of-use assets	1,117,595	1,089,838
Intangible assets, net	71,621	78,375
Goodwill, net	475,835	633,835
Other assets	4,255	4,702
Total assets	$2,994,465	$3,091,099
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$219,657	$177,457
Accrued and other current liabilities	36,822	54,277
Accrued compensation	24,386	17,841
Current portion of long-term debt	15,000	15,000
Current lease liabilities	92,201	87,324
Income and other taxes payable	10,404	12,097
Total current liabilities	398,470	363,996
Long-term debt, net	490,602	477,905
Deferred income tax liabilities, net	32,461	33,183
Long-term lease liabilities	1,253,069	1,229,473
Other long-term liabilities	3,270	2,879
Total liabilities	2,177,872	2,107,436
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 99,084,492 and 98,153,086 shares issued and outstanding, respectively	99	98
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	834,673	827,048
Retained earnings (deficit)	(18,179)	156,517
Total stockholders' equity	816,593	983,663
Total liabilities and stockholders' equity	$2,994,465	$3,091,099
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$1,192,764	$1,179,772	$2,359,116	$2,305,339
Cost of sales	832,046	819,079	1,653,199	1,602,201
Gross profit	360,718	360,693	705,917	703,138
Selling, general and administrative expenses	339,524	336,764	686,546	667,842
Restructuring charges, net	5,428	11,157	23,619	45,032
Goodwill impairment	—	—	158,000	—
Operating income (loss)	15,766	12,772	(162,248)	(9,736)
Interest expense, net	6,572	6,544	12,941	13,064
Income (loss) before income taxes	9,194	6,228	(175,189)	(22,800)
Income tax expense (benefit)	3,568	1,267	(493)	(4,444)
Net income (loss) and comprehensive income (loss)	$5,626	$4,961	$(174,696)	$(18,356)
Basic earnings (net loss) per share	$0.06	$0.05	$(1.77)	$(0.19)
Diluted earnings (net loss) per share	$0.06	$0.05	$(1.77)	$(0.19)
Weighted-average shares outstanding:
Basic	99,014	98,081	98,720	97,801
Diluted	99,773	98,460	98,720	97,801
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at January 3, 2026	98,153,086	$98	$827,048	$156,517	$983,663
Vesting of share-based awards	769,586	1	(1)	—	—
Share-based compensation expense	—	—	3,755	—	3,755
Net loss and comprehensive loss	—	—	—	(180,322)	(180,322)
Balance at April 4, 2026	98,922,672	$99	$830,802	$(23,805)	$807,096
Exercise and vesting of share-based awards	161,820	0	103	—	103
Share-based compensation expense	—	—	3,768	—	3,768
Net income and comprehensive income	—	—	—	5,626	5,626
Balance as of July 4, 2026	99,084,492	$99	$834,673	$(18,179)	$816,593

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2024	97,262,557	$97	$815,858	$381,429	$1,197,384
Exercise and vesting of share-based awards	742,511	1	53	—	54
Share-based compensation expense	—	—	5,458	—	5,458
Net loss and comprehensive loss	—	—	—	(23,317)	(23,317)
Balance at March 29, 2025	98,005,068	$98	$821,369	$358,112	$1,179,579
Exercise and vesting of share-based awards	98,227	0	342	—	342
Share-based compensation expense	—	—	1,960	—	1,960
Net income and comprehensive income	—	—	—	4,961	4,961
Balance as of June 28, 2025	98,103,295	$98	$823,671	$363,073	$1,186,842
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	July 4, 2026	June 28, 2025
Cash flows from operating activities:
Net loss	$(174,696)	$(18,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	50,966	50,832
Amortization of intangible and other assets	12,305	10,399
Amortization of debt issuance costs and debt discounts	455	455
Non-cash rent	(164)	5,021
Impairment of long-lived assets	1,413	10,776
Goodwill impairment	158,000	—
Share-based compensation	7,523	7,418
Provision for independent operator and other accounts receivable reserves	19,480	6,578
Deferred income taxes	(722)	(4,693)
Other	103	1,162
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(5,322)	(4,561)
Merchandise inventories	(12,880)	(4,073)
Prepaid expenses and other assets	(3,724)	(330)
Income and other taxes payable	(1,693)	(1,403)
Trade accounts payable	41,126	35,782
Accrued and other liabilities	(3,796)	20,484
Accrued compensation	6,545	6,068
Operating lease liabilities	789	11,004
Net cash provided by operating activities	95,708	132,563
Cash flows from investing activities:
Advances to independent operators	(5,142)	(7,548)
Repayments of advances from independent operators	1,656	1,862
Purchases of property and equipment	(94,507)	(119,669)
Proceeds from sales of assets	885	—
Investments in intangible assets and licenses	(5,969)	(10,801)
Net cash used in investing activities	(103,077)	(136,156)
Cash flows from financing activities:
Proceeds from exercise of stock options	103	395
Proceeds from revolving credit facility	20,000	20,000
Principal payments on revolving credit facility	—	(20,000)
Principal payments on senior term loan due 2028	(7,500)	(3,750)
Principal payments on finance leases	(637)	(690)
Net cash provided by (used in) financing activities	11,966	(4,045)
Net increase (decrease) in cash and cash equivalents	4,597	(7,638)
Cash and cash equivalents at beginning of period	69,602	62,828
Cash and cash equivalents at end of period	$74,199	$55,190
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a growth-oriented, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. As of July 4, 2026, we had 547 stores throughout California, Washington, Oregon, Pennsylvania, Tennessee, Nevada, Idaho, Maryland, North Carolina, Ohio, Virginia, Georgia, New Jersey, Alabama, Delaware and Kentucky.
Fiscal Year and Quarters — We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ending January 2, 2027 ("fiscal 2026") and ended January 3, 2026 ("fiscal 2025") consist of 52 weeks and 53 weeks, respectively. References to the second quarter of fiscal 2026 and the second quarter of fiscal 2025 refer to the 13 weeks ended July 4, 2026 and June 28, 2025, respectively. References to the first half of fiscal 2026 and the first half of fiscal 2025 refer to the 26 weeks ended July 4, 2026 and June 28, 2025, respectively.
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
Goodwill — We have goodwill recorded on our condensed consolidated balance sheets. Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized, but rather is subject to an annual impairment evaluation which is performed during our fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. Our impairment evaluation of goodwill generally consists of an initial qualitative assessment of our reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative assessment, based on a combination of discounted cash flows and a market approach based on revenue and earnings multiples, is performed which requires us to estimate future cash flows, growth rates and economic and market conditions. If the quantitative assessment indicates that the carrying value of our reporting unit exceeds its fair value, an impairment loss is calculated and recognized during that period. Measurement of such an impairment loss would be based on the excess of the carrying amount over fair value. The Company has one reporting unit for purposes of testing goodwill for impairment. During the first quarter of fiscal 2026, we recorded a goodwill impairment charge of $158.0 million. No goodwill impairment charges were recorded during the second quarter of fiscal 2026, and no goodwill impairment charges were recorded during the first half of fiscal 2025. Goodwill impairment charges are included in Goodwill impairment on the condensed consolidated statements of operations and comprehensive income (loss). See Note 3 for additional information.
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
There were no assets or liabilities measured at fair value on a recurring basis as of July 4, 2026 or January 3, 2026.
Generally, long-lived assets and goodwill are recorded at fair value on a non-recurring basis after such assets have been impaired. As of July 4, 2026 and January 3, 2026, certain long-lived assets were determined to be impaired and as such were measured at fair value at the time of the impairment determination. For the second quarter and first half of fiscal 2026, we recognized $0.8 million and $1.4 million of impairment of long-lived assets, respectively, which was included in Selling, general and administrative expenses ("SG&A") on the condensed consolidated statements of operations and comprehensive income (loss). For the second quarter and first half of fiscal 2025, we recognized $9.0 million and $10.8 million of impairment of long-lived assets, respectively, of which $6.1 million and $7.9 million, respectively, resulted from the Restructuring Plan, as defined in Note 12, and was included in Restructuring charges, net, and $2.9 million in each respective period was included in SG&A on the condensed consolidated statements of operations and comprehensive income (loss). For discussion on the fair value determination of goodwill and the impairment charge recorded in the first half of fiscal 2026, see Note 1 under "Goodwill" and Note 3. For additional information, see "Property and Equipment" and "Goodwill and Other Intangible Assets" within Note 1 to the consolidated financial statements in our 2025 Form 10-K. Fair value was determined using Level 3 inputs at the time of impairment.
There were no transfers of assets or liabilities between levels within the fair value hierarchy during the second quarter and first half of fiscal 2026.
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

Independent operator notes — The carrying value of such financial instruments approximates their fair value due to the effect of the related allowance for expected credit losses. In the first half of fiscal 2026, we increased our allowance for IO notes and IO receivables in connection with Operator Agreement Terminations, as discussed further in Note 2 and Note 12.
Long-term debt — The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	July 4, 2026		January 3, 2026
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Senior term loan (Level 2)	$265,602	$266,250	$272,905	$273,750
Revolving credit facility (Level 2)	$240,000	$240,000	$220,000	$220,000
_______________________
(1)The carrying amounts of the senior term loan as of July 4, 2026 and January 3, 2026 were net of debt issuance costs of $0.6 million and $0.8 million, respectively.
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
We did not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year periods from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of July 4, 2026 and January 3, 2026.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $3.5 million and $4.5 million as of July 4, 2026 and January 3, 2026, respectively. Breakage amounts were immaterial for both the second quarter and first half of fiscal 2026 and fiscal 2025.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods presented (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Perishable (1)	$455,372	$451,033	$896,359	$881,778
Non-perishable (2)	737,392	728,739	1,462,757	1,423,561
Total net sales	$1,192,764	$1,179,772	$2,359,116	$2,305,339
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
We had 502, 529 and 511 stores operated by IOs as of July 4, 2026, January 3, 2026 and June 28, 2025, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the independent operator agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon no less than 75 days' notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belongs to us. Net sales related to IO stores were $1.13 billion and $1.12 billion for the second quarter of fiscal 2026 and fiscal 2025, respectively, and $2.24 billion and $2.19 billion for the first half of fiscal 2026 and fiscal 2025, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in SG&A. IO commissions were $169.7 million and $169.7 million for the second quarter of fiscal 2026 and fiscal 2025, respectively, and $340.7 million and $331.4 million for the first half of fiscal 2026 and fiscal 2025, respectively. IO commissions of $7.7 million and $6.1 million were included in accrued and other current liabilities as of July 4, 2026 and January 3, 2026, respectively.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which were $82.3 million and $88.3 million, gross, as of July 4, 2026 and January 3, 2026, respectively. See Note 2 for additional information.

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
Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 4.00% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $3.3 million and $3.9 million as of July 4, 2026 and January 3, 2026, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of July 4, 2026 or January 3, 2026. Notes and receivables from our IOs participating in our Temporary Commission Adjustment Program ("TCAP"), as detailed below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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

Assets without such shared risk characteristics or credit quality indicators, such as assets with unique circumstances or with delinquencies and historical losses in excess of their TCAP, non-TCAP or new store peers are evaluated on an individual basis. In the first half of fiscal 2026, we increased our allowance for IO notes and IO receivables by $15.4 million to reflect estimated credit losses on amounts advanced to certain independent operators subject to the Operator Agreement Terminations in connection with the Optimization Plan, as discussed further in Note 12.
Amounts due from IOs and the related allowances as of July 4, 2026 and January 3, 2026 consisted of the following (amounts in thousands):

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
July 4, 2026
Independent operator notes	$51,016	$(457)	$(13,736)	$36,823	$2,236	$34,587
Independent operator receivables	31,293	(15,304)	(1,480)	14,509	11,865	2,644
Total	$82,309	$(15,761)	$(15,216)	$51,332	$14,101	$37,231

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
January 3, 2026
Independent operator notes	$57,532	$(454)	$(13,864)	$43,214	$2,301	$40,913
Independent operator receivables	30,743	(11,799)	(1,427)	17,517	14,682	2,835
Total	$88,275	$(12,253)	$(15,291)	$60,731	$16,983	$43,748
A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Beginning balance	$35,395	$21,611	$27,544	$18,479
Provision for IO notes and IO receivables reserves (1)	1,518	3,291	19,483	6,574
Write-off of uncollectible IO notes and IO receivables (2)	(5,936)	(1,724)	(16,050)	(1,875)
Ending balance	$30,977	$23,178	$30,977	$23,178
_______________________
(1)    For the second quarter and first half of fiscal 2026, includes $(0.1) million and $15.4 million, respectively, related to certain Operator Agreement Terminations under the Optimization Plan, as defined in Note 12.
(2)    For the second quarter and first half of fiscal 2026, includes $3.6 million and $11.7 million, respectively, related to certain Operator Agreement Terminations under the Optimization Plan, as defined in Note 12.
The following tables present the outstanding gross balance of IO notes by fiscal year of origination and credit quality indicator as of July 4, 2026 and January 3, 2026 (amounts in thousands):

	Fiscal Year of Origination
Credit Quality Indicator	2026 (YTD)	2025	2024	2023	2022	Prior	Total
July 4, 2026
TCAP	$2,035	$3,708	$4,082	$2,078	$2,604	$2,896	$17,403
Non-TCAP	4,933	5,972	4,381	2,111	2,751	3,980	24,128
New store	2,984	6,501	—	—	—	—	9,485
Total	$9,952	$16,181	$8,463	$4,189	$5,355	$6,876	$51,016

	Fiscal Year of Origination
Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Total
January 3, 2026
TCAP	$4,826	$5,982	$3,972	$3,907	$1,589	$2,489	$22,765
Non-TCAP	7,253	4,745	2,762	3,680	2,285	2,689	23,414
New store	9,808	1,545	—	—	—	—	11,353
Total	$21,887	$12,272	$6,734	$7,587	$3,874	$5,178	$57,532
TCAP IO Notes
Notes of IOs participating in our TCAP represented 44.7% and 50.6% of total IO note balances as of July 4, 2026 and January 3, 2026, respectively.
A total of $1.1 million of IO notes were added into our TCAP during the second quarter of fiscal 2026. The weighted-average contractual interest rate of these IO notes was 4.00% as of July 4, 2026, a reduction from the standard rate of 9.95%. In addition, $0.1 million of IO notes were transferred from TCAP to Non-TCAP during the second quarter of fiscal 2026.
A total of $3.3 million of IO notes were added into our TCAP during the first half of fiscal 2026. The weighted-average contractual interest rate of these IO notes was 4.00% as of July 4, 2026, a reduction from the standard rate of 9.95%. In addition, $0.3 million of IO notes were transferred from TCAP to Non-TCAP during the first half of fiscal 2026.
Note 3. Goodwill
The following table summarizes the change in the net goodwill balance for the period presented (amounts in thousands):

	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Balance at January 3, 2026	$782,835	$(149,000)	$633,835
Impairment loss	—	(158,000)	(158,000)
Balance at July 4, 2026	$782,835	$(307,000)	$475,835
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
No goodwill impairment charge was recorded in the second quarter of fiscal 2026, and no goodwill impairment charge was recorded in the first half of fiscal 2025.

Note 4. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	July 4, 2026	January 3, 2026
2023 Credit Agreement:
Senior term loan due 2028	$266,250	$273,750
Revolving credit facility	240,000	220,000
Long-term debt, gross	506,250	493,750
Less: Unamortized debt issuance costs	(648)	(845)
Long-term debt, less unamortized debt issuance costs	505,602	492,905
Less: Current portion	(15,000)	(15,000)
Long-term debt, net	$490,602	$477,905
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
As of July 4, 2026, interest on borrowings under the credit facilities was based on one-month Term SOFR with an applicable margin of 2.25%. Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio.
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

Senior Term Loan due 2028
The senior term loan under the 2023 Credit Agreement had an interest rate of 5.99% as of July 4, 2026.
Revolving Credit Facility
The aggregate outstanding principal balance under the revolving credit facility was $240.0 million and $220.0 million as of July 4, 2026 and January 3, 2026, respectively. As of July 4, 2026, we had $6.2 million of outstanding letters of credit and $153.8 million of remaining borrowing capacity available under the revolving credit facility. Borrowings under the revolving credit facility had an interest rate of 5.99% as of July 4, 2026.
We are required to pay a quarterly commitment fee ranging from 0.15% to 0.30% on the daily unused amount of the commitment under the revolving credit facility based upon our Total Net Leverage Ratio. The unused commitment fee rate was 0.20% as of July 4, 2026. We are also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility.
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
As of July 4, 2026, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of July 4, 2026 are as follows (amounts in thousands):

Remainder of fiscal 2026	$7,500
Fiscal 2027	15,000
Fiscal 2028	483,750
Fiscal 2029 and thereafter	—
Total	$506,250
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Interest on loans	$7,745	$8,103	$15,416	$16,100
Amortization of debt issuance costs and debt discounts	227	227	455	455
Interest on finance leases	49	55	92	114
Interest income	(1,079)	(1,232)	(2,254)	(2,522)
Capitalized interest	(370)	(609)	(768)	(1,083)
Interest expense, net	$6,572	$6,544	$12,941	$13,064

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
As of July 4, 2026, we had $100.0 million of repurchase authority remaining under the 2024 Share Repurchase Program.
Note 6. Share-based Awards
For a discussion of our share-based incentive plans, refer to Note 8 to the consolidated financial statements in our 2025 Form 10-K.
Share-based Award Activity
During the first half of fiscal 2026, we granted market-based restricted stock units ("MSUs"), which vest in a single installment following a three-year performance period subject to continued service and the achievement of specified stock price targets based on the Company's common stock during the final 30 consecutive trading days of the performance period. In addition, we granted time-based restricted stock units ("RSUs") during the first half of fiscal 2026 with vesting periods ranging from one to three years.
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
The grant date fair value of MSUs awarded during the first half of fiscal 2026 was estimated using the Monte Carlo valuation model with the following weighted-average assumptions:

26 Weeks Ended
July 4, 2026
Expected volatility	56.1%
Risk-free interest rate	3.7%
Dividend yield	—%
Expected term (in years)	2.78
Grant date fair value (per share unit)	$4.56

The following table summarizes stock option activity under all equity incentive plans during the first half of fiscal 2026 (amounts in thousands, except option, per option and term data):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Time-Based Stock Options
Options outstanding as of January 3, 2026	1,716,759	$14.79
Granted	—	—
Exercised	(12,276)	8.36
Forfeited	(419,960)	15.78
Options outstanding as of July 4, 2026	1,284,523	$14.53	6.2	$36
Options vested and expected to vest as of July 4, 2026	1,284,523	$14.53	6.2	$36
Options exercisable as of July 4, 2026	723,923	$16.39	4.2	$36
Market-Based and Performance-Based Stock Options
Options outstanding as of January 3, 2026	240,396	$11.86
Granted	—	—
Exercised	—	—
Forfeited	(34,105)	11.64
Options outstanding as of July 4, 2026	206,291	$11.90	7.3	$46
Options vested and expected to vest as of July 4, 2026	206,291	$11.90	7.3	$46
Options exercisable as of July 4, 2026	39,624	$12.03	1.6	$46
The following table summarizes RSU activity under all equity incentive plans during the first half of fiscal 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
Unvested balance as of January 3, 2026	1,521,255	$15.20
Granted	2,365,039	6.43
Vested	(751,202)	15.97
Forfeited	(334,085)	9.44
Unvested balance as of July 4, 2026	2,801,007	$8.28	2.1
RSUs that vested during the first half of fiscal 2026 had grant date fair values totaling $12.0 million.

The following table summarizes MSU and performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the first half of fiscal 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
Unvested balance as of January 3, 2026	151,400	$27.29
Granted	1,499,213	4.56
Adjustment for expected performance achievement (1)	111	—
Vested	(151,135)	27.29
Forfeited	(184,505)	4.23
Unvested balance as of July 4, 2026 (2)	1,315,084	$4.62	1.6
_______________________
(1)Represents the year-to-date adjustment to previously granted awards based on performance expectations as of July 4, 2026.
(2)Up to an additional 3,158,889 MSUs and PSUs could potentially be included if the actual performance level achieved exceeds the current expected performance level (with 200% being the maximum performance level achievement).
PSUs vested during the first half of fiscal 2026 had grant date fair values totaling $4.1 million. No MSUs vested during the first half of fiscal 2026.
Share-based Compensation Expense
We recognize compensation expense for share-based awards by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the achievement of the grant's service and/or performance vesting requirements is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense consisted of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Time-based and market-based stock options	$358	$581	$1,134	$792
RSUs	2,870	3,214	5,726	6,137
MSUs and PSUs	540	(1,835)	663	489
Share-based compensation expense	$3,768	$1,960	$7,523	$7,418

Note 7. Income Taxes
Our income tax expense (benefit) and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended		26 Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Income tax expense (benefit)	$3,568	$1,267	$(493)	$(4,444)
Effective income tax rate	38.8%	20.3%	0.3%	19.5%
Our tax provision for interim periods was historically determined using an estimated annual effective tax rate ("estimated AETR"), adjusted for discrete events arising in each respective fiscal quarter. When forecasted ordinary annual pre‑tax income is near breakeven, small changes in estimated annual results may result in significant volatility in the annual effective income tax rate that is not considered reliable and meaningful. In such circumstances, the income tax effects are recognized discretely in the interim period ("discrete ETR"). During the second quarter and first half of fiscal 2026, we utilized the discrete ETR method to compute our income tax provision as the estimated AETR method would not provide a reliable and meaningful estimate of our tax provision.
Our effective income tax rate for the second quarter of fiscal 2026 was higher than the combined U.S. federal and state statutory income tax rates primarily due to shortfalls from share-based compensation and deduction limitations under Section 162(m) of the Internal Revenue Code. Our effective income tax rate for the first half of fiscal 2026 was lower than the combined U.S. federal and state statutory income tax rates primarily due to non-deductible goodwill impairment.
The change in our effective income tax rate for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 was primarily attributable to changes in our levels of earnings. The change in our effective income tax rate for the first half of fiscal 2026 compared to the first half of fiscal 2025 was primarily attributable to non-deductible goodwill impairment recognized during the first half of fiscal 2026.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our condensed consolidated statements of operations and comprehensive income (loss) and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of July 4, 2026 and January 3, 2026, respectively.
Note 8. Related Party Transactions
Related Party Leases
As of July 4, 2026, January 3, 2026 and June 28, 2025, we leased 14 store locations and one warehouse location from entities in which Eric Lindberg, Jr., Chairman of the Board and former Chief Executive Officer (who also served as Interim President and Chief Executive Officer for a portion of fiscal 2024 and the first quarter of fiscal 2025), his family, or an executive officer of the Company, had a direct or indirect financial interest. As of July 4, 2026, the right-of-use assets and lease liabilities related to these properties were $43.8 million and $49.0 million, respectively. As of January 3, 2026, the right-of-use assets and lease liabilities related to these properties were $44.7 million and $49.8 million, respectively. These related parties received aggregate lease payments from us of $1.9 million and $1.9 million for the second quarter of fiscal 2026 and fiscal 2025, respectively, and $3.8 million and $3.8 million for the first half of fiscal 2026 and fiscal 2025, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $82.3 million and $88.3 million as of July 4, 2026 and January 3, 2026, respectively. See Note 2 for additional information.

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
Assessments of legal proceedings can involve a series of complex judgments about future events and can rely heavily on many different estimates and assumptions. The categories of legal proceedings in which we are involved may include multiple lawsuits and claims, may be spread across multiple jurisdictions and courts which may handle the lawsuits and claims differently, may involve numerous and different types of plaintiffs, and raise claims and damages based on specific allegations that may not apply to other matters. These and other factors contribute to the complexity of these legal proceedings and make it difficult for us to predict outcomes and make reasonable estimates of any resulting losses or ranges of possible losses, which is further complicated by the fact that a resolution of one or more matters may impact the resolution of other matters in terms of timing, amount of liability, or both. Unfavorable rulings, developments, or settlements could result in charges substantially in excess of amounts currently accrued, including for matters for which no accruals are currently recorded because losses are not currently probable or reasonably estimable.
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
On April 28 and May 2, 2025, respectively, two federal stockholder derivative lawsuits were filed in the U.S. District Court in the Northern District of California against certain of the Company’s current and former directors and officers purportedly on behalf of the Company, which were later consolidated into one lawsuit (the "2025 Derivative Lawsuit"). The 2025 Derivative Lawsuit alleges claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and for violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, based on similar allegations to those at issue in the 2025 Class Action. The 2025 Derivative Lawsuit seeks, among other relief, undisclosed damages, restitution, fees and other costs, and the institution of corporate governance reforms. On July 29, 2025, the court stayed the 2025 Derivative Lawsuit pending resolution of the Company's motion to dismiss the 2025 Class Action.
On March 20 and March 26, 2026, two additional stockholder derivative lawsuits were filed in the Delaware Court of Chancery and U.S. District Court for the District of Delaware, respectively, against certain of the Company’s current and former directors and officers purportedly on behalf of the Company, asserting claims for breach of fiduciary duty and related claims based on substantially the same allegations as the 2025 Class Action and the 2025 Derivative Lawsuit. On April 17, 2026, the U.S. District Court action was dismissed without prejudice. On June 6, 2026, the court stayed the Delaware Court of Chancery action pending resolution of the Company's motion to dismiss the 2025 Class Action.
On March 16, 2026, a separate federal securities class action lawsuit was filed in the U.S. District Court in the Northern District of California against the Company and certain of its current and former officers purportedly on behalf of purchasers of our common stock (the "2026 Class Action"). The 2026 Class Action alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or failing to disclose material adverse facts regarding the Company’s growth strategy, financial performance, and the effectiveness of its restructuring plan, and seeks remedies under the Exchange Act, including an undisclosed amount of monetary damages, interest, fees and other costs.

On April 13 and May 15, 2026, respectively, two federal stockholder derivative lawsuits were filed in the U.S. District Court in the Northern District of California against certain of the Company’s current and former directors and officers purportedly on behalf of the Company, which were later consolidated into one lawsuit (the "2026 Derivative Lawsuit"). The 2026 Derivative Lawsuit asserts claims for breach of fiduciary duty and related claims based on similar allegations to those at issue in the 2026 Class Action. On June 26, 2026, the court stayed the 2026 Derivative Lawsuit pending resolution of any motion for summary judgment in the 2026 Class Action.
We intend to defend the above securities and derivative lawsuits vigorously.
Due to the stages of these proceedings and the lack of specific damages requests, we have currently determined the above lawsuits do not present loss contingencies that are both probable and reasonably estimable and, further, we are unable to estimate a range of reasonably possible losses for such lawsuits.
Note 10. Earnings (Net Loss) Per Share
The following table sets forth the calculation of basic and diluted earnings (net loss) per share (amounts in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Numerator
Net income (loss) and comprehensive income (loss)	$5,626	$4,961	$(174,696)	$(18,356)
Denominator
Weighted-average shares outstanding – basic	99,014	98,081	98,720	97,801
Effect of dilutive options (1)	3	61	—	—
Effect of dilutive RSUs and PSUs (1)	756	318	—	—
Weighted-average shares outstanding – diluted (2)	99,773	98,460	98,720	97,801
Earnings (net loss) per share:
Basic	$0.06	$0.05	$(1.77)	$(0.19)
Diluted	$0.06	$0.05	$(1.77)	$(0.19)
_______________________
(1)In calculating diluted weighted-average shares outstanding, we are required to include contingently issuable shares for market-based stock option awards, MSUs and PSUs as if the end of the reporting period were the end of the applicable contingency period, provided the underlying conditions are satisfied.
(2)For the first half of fiscal 2026 and the first half of fiscal 2025, there is no difference in the weighted-average shares outstanding used in the above calculations due to the Company's net loss.
The following weighted-average common share equivalents were excluded from the calculation of diluted earnings (net loss) per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Stock options	1,675	1,745	1,716	1,478
RSUs	651	369	1,425	870
Total	2,326	2,114	3,141	2,348

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
The chief operating decision maker ("CODM"), who is our President and Chief Executive Officer, assesses performance for the segment and decides how to allocate resources based on net income (loss), which is reported on the condensed consolidated statements of operations and comprehensive income (loss). The CODM uses this measure in deciding where to reinvest profits and to monitor budget versus actual results. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
Information for the segment, including the significant expenses regularly provided to the CODM, is provided in the following tables for the periods presented (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$1,192,764	$1,179,772	$2,359,116	$2,305,339
Less:
Cost of sales (1)	830,115	817,575	1,649,561	1,599,344
Commission expenses (2)	168,889	169,691	338,257	331,411
Other selling expenses (3)	76,316	78,965	154,533	153,495
General and administrative expenses (4)	60,367	56,318	126,600	117,144
Restructuring charges, net (5)	5,428	11,157	23,619	45,032
Goodwill impairment	—	—	158,000	—
Other segment items (6)	3,768	1,960	7,523	7,418
Depreciation and amortization expenses	32,115	31,334	63,271	61,231
Interest income	(1,079)	(1,232)	(2,254)	(2,522)
Interest expense (7)	7,651	7,776	15,195	15,586
Income tax expense (benefit)	3,568	1,267	(493)	(4,444)
Net income (loss) and comprehensive income (loss)	$5,626	$4,961	$(174,696)	$(18,356)
_______________________
(1)Cost of sales includes merchandise costs, inventory markdowns, inventory losses, transportation costs and distribution and warehousing costs and excludes depreciation and amortization expenses, which were $1.9 million and $1.5 million for the second quarter of fiscal 2026 and fiscal 2025, respectively, and $3.6 million and $2.9 million for the first half of fiscal 2026 and fiscal 2025, respectively.
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
(5)Net restructuring charges include net costs associated with the Optimization Plan and the Restructuring Plan. See Note 12 for additional information.
(6)Other segment items represents share-based compensation expense.
(7)Interest expense primarily includes interest on loans, amortization of debt issuance costs and debt discounts, and interest on finance leases, less capitalized interest. See Note 4 for further discussion.

	26 Weeks Ended
	July 4, 2026	June 28, 2025
Purchases of property and equipment	$94,507	$119,669
Investments in intangible assets and licenses	5,969	10,801
Total capital expenditures	$100,476	$130,470

Note 12. Restructuring
Optimization Plan
We initiated a business optimization plan during the first quarter of fiscal 2026, intended to strengthen long-term profitability and cash flow generation, improve operational execution, optimize our existing store footprint and align with our disciplined new store growth strategy (the "Optimization Plan"). The Optimization Plan provides for the closure of 36 financially underperforming stores ("Closure Stores"), including the termination, sublease or assignment of the applicable store leases; the termination, sublease or assignment of a lease for a distribution center facility that we are no longer utilizing (together with the store leases, the "Lease Exits"); and the termination of operator agreements with IOs for the Closure Stores as well as certain other store locations (the "Operator Agreement Terminations").
We estimate that we will incur between $15 million and $24 million in net total restructuring charges in fiscal 2026 and fiscal 2027 related to the Optimization Plan, and we expect these actions to be substantially completed by the first quarter of fiscal 2027. Estimated net restructuring charges incurred or expected to be incurred include bad debt expense and cash expenses for the Operator Agreement Terminations, as well as costs associated with the Lease Exits. We have negotiated, or intend to negotiate, a lease termination, sublease, or assignment with the landlords of the Lease Exits. We expect to incur net restructuring charges for the Lease Exits which primarily include lease termination fees, costs to prepare the premises for surrender to the landlords, sublessee or assignee, and idle property costs, partially offset by the net non-cash write-off of the right-of-use assets and lease liabilities associated with these leases.
During the first half of fiscal 2026, we closed all 36 Closure Stores, and we substantially completed the Operator Agreement Terminations. We also increased the provision for IO notes and IO receivables reserves and wrote off uncollectible IO notes and IO receivables associated with these store locations, as further discussed in Note 2. In addition, we negotiated lease terminations with the landlords for certain of the Lease Exits and wrote-off the right-of-use assets and lease liabilities associated with these leases. We also entered into a sublease for the distribution facility we are no longer using. For the leases associated with the Lease Exits, we incurred costs to prepare the premises for surrender to the landlords and idle property costs, net of proceeds received from sales of assets.
The following table summarizes charges incurred related to the Optimization Plan during the second quarter and first half of fiscal 2026 (amounts in thousands), which are included in Restructuring charges, net on the condensed consolidated statements of operations and comprehensive income (loss):

	13 Weeks Ended	26 Weeks Ended
	July 4, 2026	July 4, 2026
Cash restructuring charges:
Costs associated with the Lease Exits (1)	$13,066	$13,856
Costs associated with the Operator Agreement Terminations	1,133	2,742
Legal, professional and other costs	589	845
Total cash restructuring charges	14,788	17,443
Net non-cash restructuring charges (credits):
Non-cash bad debt expense (credit) associated with the Operator Agreement Terminations	(97)	15,439
Net write-off of right-of-use assets and lease liabilities	(8,607)	(8,607)
Other net non-cash restructuring charges (2)	(656)	(656)
Total net non-cash restructuring charges (credits)	(9,360)	$6,176
Total restructuring charges, net	$5,428	$23,619
_______________________
(1)Cash costs associated with the Lease Exits primarily include lease termination costs, costs to prepare the premises for surrender to the landlords and idle property costs, net of proceeds received for sales of assets.
(2)Other net non-cash restructuring charges include credits related to non-cash rent associated with the Lease Exits and loss on disposal of long-lived assets.

The following table summarizes the restructuring liability activity for the Optimization Plan during the first half of fiscal 2026 (amounts in thousands):

	Lease Termination Costs	Operator Agreement Termination Costs	Legal, Professional and Other Costs	Total
Balance at January 3, 2026	$—	$—	$—	$—
Cash restructuring charges	13,856	2,742	845	17,443
Cash payments	(12,632)	(2,742)	(292)	(15,666)
Balance at July 4, 2026	$1,224	$—	$553	$1,777
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
The following table summarizes charges incurred during the second quarter and first half of fiscal 2025 related to the Restructuring Plan, which are included in Restructuring charges, net on the condensed consolidated statements of operations and comprehensive income (loss) (amounts in thousands):

	13 Weeks Ended	26 Weeks Ended
	June 28, 2025	June 28, 2025
Cash restructuring charges:
Lease termination costs	$5,019	$34,112
Employee severance and benefit costs	—	1,532
Legal, professional and other costs	—	1,522
Total cash restructuring charges	5,019	37,166
Non-cash impairment and disposal of long-lived assets	6,138	7,866
Total restructuring charges	$11,157	$45,032

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
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ending January 2, 2027 (“fiscal 2026”) and ended January 3, 2026 ("fiscal 2025") consist of 52 weeks and 53 weeks, respectively. References to the second quarter of fiscal 2026 and the second quarter of fiscal 2025 refer to the 13 weeks ended July 4, 2026 and June 28, 2025, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a growth-oriented extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Our Grocery Outlet stores are primarily run by entrepreneurial independent operators ("IOs") who create a neighborhood feel through personalized customer service and a localized product offering. As of July 4, 2026, we had 547 stores in California, Washington, Oregon, Pennsylvania, Tennessee, Nevada, Idaho, Maryland, North Carolina, Ohio, Virginia, Georgia, New Jersey, Alabama, Delaware and Kentucky.
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
In February 2026, the Supreme Court of the U.S. issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). In the second quarter of fiscal 2026, we applied for tariff refunds, and refunds received have not been material. The ultimate availability, timing, and amount of any potential additional tariff refunds remains uncertain and is subject to further legal, regulatory, and administrative developments. Subsequent to the ruling, in February 2026, the U.S. presidential administration invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. In July 2026, these additional tariffs expired, and the U.S. presidential administration announced new tariffs, which we are assessing the impact. At this time we cannot reasonably estimate the total financial impact of recent tariff developments and however these and any additional tariffs may materially affect our future results of operations and cash flows.

Pricing Competition. During the last few years we have observed an increase in promotional and pricing activities from key competitors, putting further pressure on our relative value proposition, which in turn, has resulted in our increased efforts to actively negotiate costs and adjust prices to sharpen our value proposition. We have invested and plan to continue to invest in additional promotional activity in the near term, which adversely impacted gross margin in the first half of fiscal 2026 and which we expect will continue to adversely impact gross margin through the third quarter of fiscal 2026.
Opportunistic Product. We continue working to increase opportunistic product levels to what we believe is necessary to improve the perception of our value leadership and drive sales. As of the second quarter of fiscal 2026, comparable sales from opportunistic product has improved relative to the first quarter of fiscal 2026.
Optimization Plan. We initiated a business optimization plan during the first quarter of fiscal 2026, intended to strengthen long-term profitability and cash flow generation, improve operational execution, optimize our existing store footprint and align with our disciplined new store growth strategy (the "Optimization Plan"). The Optimization Plan provides for the closure of 36 financially underperforming stores ("Closure Stores"), including the termination, sublease or assignment of the applicable store leases; the termination, sublease or assignment of a lease for a distribution center facility that we are no longer utilizing (together with the store leases, the "Lease Exits"); and the termination of operator agreements with IOs for the Closure Stores as well as certain other store locations (the "Operator Agreement Terminations").
We estimate that we will incur between $15 million and $24 million in net total restructuring charges in fiscal 2026 and fiscal 2027 related to the Optimization Plan, and we expect these actions to be substantially completed by the first quarter of fiscal 2027. We incurred bad debt expense of approximately $15 million and cash costs of approximately $3 million in connection with the Operator Agreement Terminations. We have negotiated, or intend to negotiate, a lease termination, sublease or assignment with the landlords of the Lease Exits. We expect to incur net restructuring charges for the Lease Exits totaling between $(3) million and $6 million, which primarily include cash costs of between $50 million and $60 million for lease termination fees, costs to prepare the premises for surrender to the landlords, sublessee or assignee, and idle property costs, partially offset by the net non-cash write-off of the right-of-use assets and lease liabilities associated with these leases of between $(53) million and $(54) million.
During the first half of fiscal 2026, we closed all 36 Closure Stores, and we substantially completed the Operator Agreement Terminations. In addition, we negotiated lease terminations with the landlords for certain of the Lease Exits and wrote-off the right-of-use assets and lease liabilities associated with these leases. We also entered into a sublease for the distribution facility we are no longer using. For the leases associated with the Lease Exits, we incurred costs to prepare the premises for surrender to the landlords and idle property costs, net of proceeds received from sales of assets.
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
Excluding the Closure Stores related to the Optimization Plan, we opened 13 net new stores in the first half of fiscal 2026, and we plan to open 30 to 33 net new stores for the full year fiscal 2026. We have begun to expand with a more clustered location model in new markets to improve supply chain efficiency and marketing leverage that reflects our more disciplined approach. We also have started to make adjustments to how we go to market, including piloting new approaches to store openings and underwriting to stricter standards. For example, we are operating certain of these new stores as Company-operated stores initially, which differs from our historical practice, before eventually transitioning the operations to an IO.

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
Second Quarter of Fiscal 2026 Overview
Key financial and operating performance results for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 were as follows:
•Net sales increased 1.1% to $1.19 billion.
•Comparable store sales declined by 0.3%, driven by a 2.1% decrease in average transaction size, partially offset by a 1.8% increase in the number of transactions.
•Gross margin was 30.2%, compared to 30.6% in the second quarter of fiscal 2025, a decline of 40 basis points.
•We opened 10 new stores and closed 12 stores, including 9 stores as a result of the Optimization Plan (see Note 12 to the condensed consolidated financial statements for additional information), ending the second quarter of fiscal 2026 with 547 stores in 16 states.
•Operating income was $15.8 million, which included $5.4 million in net restructuring charges related to the Optimization Plan (see Note 12 to the condensed consolidated financial statements for additional information).
•Net income was $5.6 million, or $0.06 per diluted share, compared to net loss of $5.0 million, or $0.05 per diluted share, in the second quarter of fiscal 2025.
•Adjusted net income(1) was $20.3 million, or $0.20 diluted adjusted earnings per share(1), compared to $22.8 million, or $0.23 diluted adjusted earnings per share, in the second quarter of fiscal 2025.
•Adjusted EBITDA(1) was $65.7 million, compared to $67.7 million in the second quarter of fiscal 2025.
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

Results of Operations
The following table summarizes key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended
	July 04, 2026		June 28, 2025
	Amount	% of Net Sales (1)	Amount	% of Net Sales (1)	$ Change	% Change
Net sales	$1,192,764	100.0%	$1,179,772	100.0%	$12,992	1.1%
Cost of sales	832,046	69.8%	819,079	69.4%	12,967	1.6%
Gross profit	360,718	30.2%	360,693	30.6%	25	0.0%
Selling, general and administrative expenses	339,524	28.5%	336,764	28.5%	2,760	0.8%
Restructuring charges, net	5,428	0.5%	11,157	0.9%	(5,729)	(51.3)%
Operating income	15,766	1.3%	12,772	1.1%	2,994	23.4%
Interest expense, net	6,572	0.6%	6,544	0.6%	28	0.4%
Income before income taxes	9,194	0.8%	6,228	0.5%	2,966	47.6%
Income tax expense	3,568	0.3%	1,267	0.1%	2,301	181.6%
Net income and comprehensive income	$5,626	0.5%	$4,961	0.4%	$665	13.4%

	26 Weeks Ended
	July 4, 2026		June 28, 2025
	Amount	% of Net Sales (1)	Amount	% of Net Sales (1)	$ Change	% Change
Net sales	$2,359,116	100.0%	$2,305,339	100.0%	$53,777	2.3%
Cost of sales	1,653,199	70.1%	1,602,201	69.5%	50,998	3.2%
Gross profit	705,917	29.9%	703,138	30.5%	2,779	0.4%
Selling, general and administrative expenses	686,546	29.1%	667,842	29.0%	18,704	2.8%
Restructuring charges, net	23,619	1.0%	45,032	2.0%	(21,413)	(47.6)%
Goodwill impairment	158,000	6.7%	—	—%	158,000	100.0%
Operating loss	(162,248)	(6.9)%	(9,736)	(0.4)%	(152,512)	1566.5%
Interest expense, net	12,941	0.5%	13,064	0.6%	(123)	(0.9)%
Loss before income taxes	(175,189)	(7.4)%	(22,800)	(1.0)%	(152,389)	668.4%
Income tax benefit	(493)	0.0%	(4,444)	(0.2)%	3,951	(88.9)%
Net loss and comprehensive loss	$(174,696)	(7.4)%	$(18,356)	(0.8)%	$(156,340)	851.7%
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
Comparable store sales consist of net sales from our stores beginning on the first day of the fourteenth full fiscal month following a store's opening, which is when we believe comparability is achieved, or the thirteenth full fiscal month following a store's acquisition. Included in our comparable store definition are those stores that have been remodeled, expanded, or relocated in their existing location or respective trade areas. Excluded from our comparable store definition are those stores that have been temporarily closed for an extended period, those that have had their business materially disrupted for both planned projects as well as due to unforeseen circumstances, permanent store closures and dispositions. When applicable, as is the case with fiscal 2025, we exclude the net sales in the non-comparable week of a 53-week year from the same store sales calculation after comparing the current and prior year weekly periods that are most closely aligned. The 36 stores that were closed in March and April of 2026 as a result of the Optimization plan, as discussed further in Note 12 to the condensed consolidated financial statements, were excluded from comparable store sales beginning in February and March of 2026, respectively. Starting in the second quarter of fiscal 2025, comparable store sales include the addition of stores from the acquisition of United Grocery Outlet on April 1, 2024.
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
The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		26 Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Other Financial and Operations Data
Number of new stores	10	11	17	22
Number of stores open at end of period	547	552	547	552
Comparable store sales increase (decrease) (1)	(0.3)%	1.1%	(0.6)%	0.7%
EBITDA (2)	$47,881	$44,106	$(98,977)	$51,495
Adjusted EBITDA (2)	$65,656	$67,747	$108,772	$119,632
Adjusted net income (2)	$20,295	$22,766	$24,904	$35,773
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

GAAP to Non-GAAP Reconciliations
The following tables provide reconciliations from our GAAP net income (loss) to EBITDA and adjusted EBITDA, GAAP net income (loss) to adjusted net income, and our GAAP earnings (net loss) per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income (loss)	$5,626	$4,961	$(174,696)	$(18,356)
Interest expense, net	6,572	6,544	12,941	13,064
Income tax expense (benefit)	3,568	1,267	(493)	(4,444)
Depreciation and amortization expenses	32,115	31,334	63,271	61,231
EBITDA	47,881	44,106	(98,977)	51,495
Share-based compensation expense	3,768	1,960	7,523	7,418
Asset impairment and gain or loss on disposition (1)	601	3,834	1,904	3,969
Acquisition and integration costs (2)	—	148	—	487
Restructuring and related charges (4)	5,912	11,157	25,826	45,032
Goodwill impairment	—	—	158,000	—
Other (5)	7,494	6,542	14,496	11,231
Adjusted EBITDA	$65,656	$67,747	$108,772	$119,632

	13 Weeks Ended		26 Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income (loss)	$5,626	$4,961	$(174,696)	$(18,356)
Share-based compensation expense	3,768	1,960	7,523	7,418
Asset impairment and gain or loss on disposition (1)	601	3,834	1,904	3,969
Acquisition and integration costs (2)	—	148	—	487
Amortization of purchase accounting assets and deferred financing costs (3)	1,269	1,269	2,537	2,537
Restructuring and related charges (4)	5,912	11,157	25,826	45,032
Goodwill impairment	—	—	158,000	—
Other (5)	7,494	6,542	14,496	11,231
Tax adjustment to normalize effective tax rate (6)	687	222	3,206	3,385
Tax effect of total adjustments (7)	(5,062)	(7,327)	(13,892)	(19,930)
Adjusted net income	$20,295	$22,766	$24,904	$35,773

GAAP earnings (net loss) per share:
Basic	$0.06	$0.05	$(1.77)	$(0.19)
Diluted	$0.06	$0.05	$(1.77)	$(0.19)
Adjusted earnings per share:
Basic	$0.20	$0.23	$0.25	$0.37
Diluted	$0.20	$0.23	$0.25	$0.36
Weighted-average shares outstanding:
Basic	99,014	98,081	98,720	97,801
Diluted (8)	99,773	98,460	98,720	97,801
Non-GAAP weighted-average shares outstanding:
Basic	99,014	98,081	98,720	97,801
Diluted (9)	99,773	98,460	99,459	98,344

___________________________
(1)Represents non-restructuring asset impairment charges and gains or losses on dispositions of assets.
(2)Represents costs related to the acquisition and integration of United Grocery Outlet, including due diligence, legal, consulting and retention bonus expenses.
(3)Represents the incremental amortization of an asset step-up resulting from purchase price accounting related to our acquisition in 2014 by an investment fund affiliated with Hellman & Friedman LLC, our former affiliate, as well as the amortization of debt issuance costs.
(4)In the second quarter and first half of fiscal 2026, represents net charges associated with the Optimization Plan. For the second quarter of fiscal 2026, net charges included cash costs associated with the Lease Exits of $13.1 million, costs related to Operator Agreement Terminations of $1.1 million, write-offs of merchandise inventory of $0.5 million, and other restructuring charges, partially offset by the net write-off of right-of-use assets and lease liabilities of $8.6 million. For the first half of fiscal 2026, net charges included bad debt expense of $15.4 million, cash costs associated with the Lease Exits of $13.9 million, costs related to Operator Agreement Terminations of $2.7 million, write-offs of merchandise inventory of $2.2 million, and other restructuring charges, partially offset by the net write-off of right-of-use assets and lease liabilities of $8.6 million. In the second quarter and first half of fiscal 2025, represents charges associated with the Restructuring Plan, including lease termination costs of $5.0 million and $34.1 million, respectively, non-cash impairment and disposal of long-lived assets of $6.1 million and $7.9 million, respectively, employee severance and benefit costs, and legal, professional and other related expenses. All such costs are reflected in Restructuring charges, net on the condensed consolidated statements of operations and comprehensive income (loss), except for write-offs of merchandise inventory, which are included in Cost of sales. See Note 12 to the condensed consolidated financial statements for additional information on the Optimization Plan and the Restructuring Plan.
(5)Represents other non-recurring, non-cash or non-operational items, such as strategic project costs of $3.4 million and $7.9 million in the second quarter and first half of fiscal 2026, respectively, certain personnel-related hiring and termination costs, legal settlements and other legal expenses, system implementation costs, costs related to employer payroll taxes associated with equity awards, store closing costs, and miscellaneous costs.
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
(8)As discussed in Note 10 to the condensed consolidated financial statements, for the first half of fiscal 2026 and the first half of fiscal 2025, there is no difference in the weighted-average shares outstanding used to calculate the basic and diluted GAAP net loss per share due to the Company's net loss.
(9)To calculate diluted adjusted earnings per share, we adjusted the weighted-average shares outstanding for the dilutive effect of all potential shares of common stock.
Comparison of the Second Quarter and First Half of Fiscal 2026 and Fiscal 2025 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended				26 Weeks Ended
	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales	$1,192,764	$1,179,772	$12,992	1.1%	$2,359,116	$2,305,339	$53,777	2.3%
The increases in net sales for the second quarter and first half of fiscal 2026 were primarily due to new store sales, partially offset by decreased sales from store closures and declines in comparable store sales. We opened 37 new stores over the last 12 months and closed 42 stores, including the closure of 36 stores in March and April of 2026 as a result of the Optimization Plan. See Note 12 to the condensed consolidated financial statements for additional information on the Optimization Plan.
Comparable store sales declined 0.3% for the second quarter of fiscal 2026, driven by a 2.1% decrease in average transaction size, partially offset by a 1.8% increase in the number of transactions. For the first half of fiscal 2026, comparable store sales declined 0.6%, driven by a 2.6% decrease in average transaction size, partially offset by a 2.0% increase in the number of transactions.

Gross Profit and Gross Margin

	13 Weeks Ended				26 Weeks Ended
	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Gross profit	$360,718	$360,693	$25	—%	$705,917	$703,138	$2,779	0.4%
Gross margin	30.2%	30.6%			29.9%	30.5%
For the second quarter and first half of fiscal 2026, gross margin declined due primarily to the impact of product promotions to drive sales, and inventory markdowns and write-offs associated with the Closure Stores, partially offset by improvements in inventory management.
See Note 12 to the condensed consolidated financial statements for additional information on the Optimization Plan.
Selling, General and Administrative Expenses

	13 Weeks Ended				26 Weeks Ended
	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
SG&A	$339,524	$336,764	$2,760	0.8%	$686,546	$667,842	$18,704	2.8%
% of net sales	28.5%	28.5%			29.1%	29.0%
The increase in SG&A for the second quarter of fiscal 2026 included a $6.4 million increase in corporate-related expenses, partially offset by a $3.6 million decrease in store-related expenses. The increase in corporate-related expenses was primarily from increased costs to support our continued growth, partially offset by lower marketing costs. The decrease in store-related expenses was primarily from lower impairment of long-lived assets and bad debt reserves.
The increase in SG&A for the first half of fiscal 2026 included a $7.6 million increase in store-related expenses primarily due to higher commissions and other costs to support our continued growth, partially offset by lower bad debt reserves and impairment of long-lived assets. Also included in the increase in SG&A was an $11.1 million increase in corporate-related expenses primarily from increased costs to support our continued growth, partially offset by lower incentive compensation. As a percentage of net sales, the SG&A increase was driven primarily by the aforementioned factors.
Restructuring Charges, Net

	13 Weeks Ended				26 Weeks Ended
	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Restructuring charges, net	$5,428	$11,157	$(5,729)	(51.3)%	$23,619	$45,032	$(21,413)	(47.6)%
% of net sales	0.5%	0.9%			1.0%	2.0%
Net restructuring charges for the second quarter and first half of fiscal 2026 were related to the Optimization Plan. For the second quarter of fiscal 2026, net restructuring charges primarily included cash costs associated with the Lease Exits of $13.1 million, partially offset by the net write-off of right-of-use assets and lease liabilities of $8.6 million. For the first half of fiscal 2026, net restructuring charges primarily included bad debt of $15.4 million, cash costs associated with the Lease Exits of $13.9 million, and cash costs associated with the Operator Agreement Terminations of $2.7 million, partially offset by the net write-off of right-of-use assets and lease liabilities of $8.6 million.
For the second quarter and first half of fiscal 2025, net restructuring charges were related to a prior restructuring plan we initiated during the fourth quarter of fiscal 2024, intended to improve our long-term profitability, cash flow generation and return on invested capital, optimize the footprint of new store growth, and lower our cost base (the "Restructuring Plan"), and primarily included lease termination costs of $5.0 million and $34.1 million, respectively, and impairment and disposal of long-lived assets of $6.1 million and $7.9 million, respectively.
See Note 12 to the condensed consolidated financial statements for additional information on the Optimization Plan and the Restructuring Plan.

Goodwill impairment

	13 Weeks Ended				26 Weeks Ended
	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Goodwill impairment	$—	$—	$—	100.0%	$158,000	$—	$158,000	100.0%
% of net sales	—%	—%			6.7%	—%
During the first quarter of fiscal 2026, we performed an interim goodwill impairment evaluation, which indicated that the Company's estimated fair value was less than its carrying amount. As a result, we recognized a non-cash goodwill impairment charge in the first quarter of fiscal 2026.
See Note 3 to the condensed consolidated financial statements for additional information.
Income Tax Expense (Benefit)

	13 Weeks Ended				26 Weeks Ended
	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Income tax expense (benefit)	$3,568	$1,267	$2,301	181.6%	$(493)	$(4,444)	$3,951	(88.9)%
Effective income tax rate	38.8%	20.3%			0.3%	19.5%
The changes in income tax expense for the second quarter and first half of fiscal 2026 was primarily driven by the changes in the level of earnings.
The increase in our effective income tax rate for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 was primarily driven by changes in our level of earnings. The decrease in our effective income tax rate for the first half of fiscal 2026 compared to the first half of fiscal 2025 was primarily driven by non-deductible goodwill impairment recognized during the first half of fiscal 2026.
See Note 7 to the condensed consolidated financial statements for additional information.
Net Income (Loss)

	13 Weeks Ended				26 Weeks Ended
	July 4, 2026	June 28, 2025	$ Change	% Change (1)	July 4, 2026	June 28, 2025	$ Change	% Change
Net income (loss)	$5,626	$4,961	$665	13.4%	$(174,696)	$(18,356)	$(156,340)	851.7%
% of net sales	0.5%	0.4%			(7.4)%	(0.8)%
Net income was $5.6 million for the second quarter of fiscal 2026 compared to net income of $5.0 million for the same period in fiscal 2025 as a result of the foregoing factors.
Net loss was $174.7 million for the first half of fiscal 2026 compared to net loss of $18.4 million for the same period in fiscal 2025. Net loss for the first half of fiscal 2026 included goodwill impairment of $158.0 million and net restructuring charges of $23.6 million. Net loss for the first half of fiscal 2025 included net restructuring charges of $45.0 million.

Adjusted EBITDA

	13 Weeks Ended				26 Weeks Ended
	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Adjusted EBITDA	$65,656	$67,747	$(2,091)	(3.1)%	$108,772	$119,632	$(10,860)	(9.1)%
Adjusted EBITDA decreased for the second quarter of fiscal 2026 compared to the prior year, primarily as a result of a decline in gross margin, partially offset by an increase in net sales, as discussed above.
The decrease in Adjusted EBITDA for the first half of fiscal 2026 compared to the prior year was primarily attributable to a decline in gross margin and higher SG&A, partially offset by an increase in net sales, as discussed above.
Adjusted Net Income

	13 Weeks Ended				26 Weeks Ended
	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Adjusted net income	$20,295	$22,766	$(2,471)	(10.9)%	$24,904	$35,773	$(10,869)	(30.4)%
The decrease in adjusted net income for the second quarter of fiscal 2026 compared to the prior year was primarily attributable to a decline in gross margin, partially offset by an increase in net sales, as discussed above.
The decrease in adjusted net income for the first half of fiscal 2026 compared to the prior year was primarily attributable to a decline in gross margin and higher SG&A, partially offset by an increase in net sales, as discussed above.

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
As of July 4, 2026, we had cash and cash equivalents of $74.2 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under the 2023 Credit Agreement. As of July 4, 2026, we had $240.0 million of borrowings outstanding under the revolving credit facility and $6.2 million of outstanding standby letters of credit, resulting in $153.8 million of remaining borrowing capacity available under this revolving credit facility.
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
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the first half of fiscal 2026, before tenant improvement allowances, were $100.5 million, and, net of tenant improvement allowances, were $92.6 million. We currently expect total capital expenditures, net of tenant improvement allowances, to be approximately $170.0 million for fiscal 2026, which includes new store openings, ongoing store maintenance and improvements, supply chain investments and systems and infrastructure investments.
Debt Obligations
The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments of the senior term loan. Such payments total $22.5 million over the remaining term of the senior term loan, with $7.5 million payable over the remainder of fiscal 2026. The remaining senior term loan principal balance and any outstanding revolving credit facility balance will become due in February 2028 at maturity. See Note 4 to the condensed consolidated financial statements for additional information.

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
As of July 4, 2026, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	26 Weeks Ended
	July 4, 2026	June 28, 2025	$ Change	% Change
Net cash provided by operating activities	$95,708	$132,563	$(36,855)	(27.8)%
Net cash used in investing activities	(103,077)	(136,156)	33,079	(24.3)%
Net cash provided by (used in) financing activities	11,966	(4,045)	16,011	395.8%
Net increase (decrease) in cash and cash equivalents	$4,597	$(7,638)	$12,235	160.2%
Cash Provided by Operating Activities
The decrease in net cash provided by operating activities of $36.9 million for the first half of fiscal 2026 compared to the same period in fiscal 2025 was primarily driven by changes in working capital, including merchandise inventories and accrued and other liabilities, and a decrease in operating lease liabilities, partially offset by a lower net loss for the first half of fiscal 2026, after adjusting for non-cash charges. The change in accrued and other liabilities was impacted primarily by the payment timing of operator commissions, marketing costs, and interest on the revolving credit facility, and the decrease in operating lease liabilities was primarily due to Lease Exits during the first half of fiscal 2026 associated with the Optimization Plan (see Note 12 to the condensed consolidated financial statements for additional information).
Cash Used in Investing Activities
The decrease in net cash used in investing activities of $33.1 million for the first half of fiscal 2026 compared to the same period in fiscal 2025 was primarily due to lower purchases of property and equipment for the first half of fiscal 2026 due to a decrease in planned new store openings in fiscal 2026 compared to fiscal 2025 and investments in new warehouses in fiscal 2025.
Cash Provided By (Used In) Financing Activities
The increase in net cash provided by financing activities of $16.0 million for the first half of fiscal 2026 compared to the same period in fiscal 2025 was primarily due to the principal payment on the revolving credit facility during the first half of fiscal 2025, partially offset by the increase in scheduled principal payments on the senior term loan under the 2023 Credit Agreement.

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
Except as discussed below, there have been no material changes to our critical accounting policies and estimates during the first half of fiscal 2026 from those disclosed in our 2025 Form 10-K.
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
No goodwill impairment charges were recorded during the second quarter of fiscal 2026, and no goodwill impairment charges were recorded during the second quarter and first half of fiscal 2025. During the first quarter of fiscal 2026, we determined that a triggering event had occurred due to a decline in our stock price, necessitating an interim goodwill impairment evaluation. We performed a quantitative assessment as of April 4, 2026.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of July 4, 2026, our outstanding borrowings included $266.3 million from the senior term loan and $240.0 million from the revolving credit facility under the 2023 Credit Agreement. As of July 4, 2026, the interest rates on these borrowings were approximately 6% (see Note 4 to the condensed consolidated financial statements for additional information). Based on the outstanding balances and interest rates of the senior term loan and the revolving credit facility as of July 4, 2026, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense, excluding the capitalization of interest, of approximately $3.0 million over the next 12 months.
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
Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level as of July 4, 2026.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended July 4, 2026, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business, some of which may be covered by insurance. Except for the description of legal proceedings disclosed in Note 9 to the condensed consolidated financial statements, which is incorporated herein by reference, management believes that we do not have any pending legal proceedings that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. No material legal proceedings were terminated, settled or otherwise resolved during the second quarter of fiscal 2026.
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
During the second quarter of fiscal 2026, we did not repurchase any shares of our common stock.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans and Arrangements - Directors and Section 16 Officers
During the second quarter of fiscal 2026, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, referred to as Rule 10b5-1 trading plans, or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of SEC Regulation S-K).

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

Grocery Outlet Holding Corp.
Date:	August 12, 2026	By:	/s/ Ian Ferry
Ian Ferry Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 12, 2026	By:	/s/ Susan Leary
Susan Leary Senior Vice President, Accounting (Principal Accounting Officer)