Form 10-Q
period 2026-10-03
Grocery Outlet Holding Corp.
filed 2026-11-10
CIK 1771515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 5, 2026, the registrant had 99,165,036 shares of common stock outstanding.

GROCERY OUTLET HOLDING CORP.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q" or "report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, the opening of new stores and new store growth, benefits, costs and activities associated with the Restructuring Plan and Optimization Plan as defined in this Form 10-Q, business and market trends, macroeconomic and geopolitical conditions, our share of the excess inventory market, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "outlook," "plan," "project," "seek," "will," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied by any forward-looking statements we make, including those described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 ("2025 Form 10-K"), and as described in other subsequent reports we file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"). We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	October 3, 2026	January 3, 2026
Assets
Current assets:
Cash and cash equivalents	$59,832	$69,602
Independent operator receivables and current portion of independent operator notes, net of allowance $16,075 and $12,253	16,428	16,983
Other accounts receivable, net of allowance $151 and $8	4,649	3,685
Merchandise inventories	408,133	381,961
Prepaid expenses and other current assets	27,165	25,409
Total current assets	516,207	497,640
Independent operator notes and receivables, net of allowance $16,381 and $15,291	36,541	43,748
Property and equipment, net	777,648	742,961
Operating lease right-of-use assets	1,104,032	1,089,838
Intangible assets, net	68,844	78,375
Goodwill, net	475,835	633,835
Other assets	4,105	4,702
Total assets	$2,983,212	$3,091,099
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$200,843	$177,457
Accrued and other current liabilities	50,192	54,277
Accrued compensation	22,786	17,841
Current portion of long-term debt	15,000	15,000
Current lease liabilities	94,840	87,324
Income and other taxes payable	13,681	12,097
Total current liabilities	397,342	363,996
Long-term debt, net	486,951	477,905
Deferred income tax liabilities, net	36,051	33,183
Long-term lease liabilities	1,225,256	1,229,473
Other long-term liabilities	3,561	2,879
Total liabilities	2,149,161	2,107,436
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 99,157,924 and 98,153,086 shares issued and outstanding, respectively	99	98
Series A preferred stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	838,842	827,048
Retained earnings (deficit)	(4,890)	156,517
Total stockholders' equity	834,051	983,663
Total liabilities and stockholders' equity	$2,983,212	$3,091,099
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$1,178,288	$1,168,153	$3,537,404	$3,473,492
Cost of sales	825,285	813,017	2,478,484	2,415,218
Gross profit	353,003	355,136	1,058,920	1,058,274
Selling, general and administrative expenses	332,524	331,016	1,019,070	998,858
Restructuring charges (credits), net	(3,562)	1,296	20,057	46,328
Goodwill impairment	—	—	158,000	—
Operating income (loss)	24,041	22,824	(138,207)	13,088
Interest expense, net	7,045	6,705	19,986	19,769
Income (loss) before income taxes	16,996	16,119	(158,193)	(6,681)
Income tax expense	3,707	4,514	3,214	70
Net income (loss) and comprehensive income (loss)	$13,289	$11,605	$(161,407)	$(6,751)
Basic earnings (net loss) per share	$0.13	$0.12	$(1.63)	$(0.07)
Diluted earnings (net loss) per share	$0.13	$0.12	$(1.63)	$(0.07)
Weighted-average shares outstanding:
Basic	99,145	98,160	98,862	97,921
Diluted	100,288	98,705	98,862	97,921
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at January 3, 2026	98,153,086	$98	$827,048	$156,517	$983,663
Vesting of share-based awards	769,586	1	(1)	—	—
Share-based compensation expense	—	—	3,755	—	3,755
Net loss and comprehensive loss	—	—	—	(180,322)	(180,322)
Balance at April 4, 2026	98,922,672	$99	$830,802	$(23,805)	$807,096
Exercise and vesting of share-based awards	161,820	0	103	—	103
Share-based compensation expense	—	—	3,768	—	3,768
Net income and comprehensive income	—	—	—	5,626	5,626
Balance as of July 4, 2026	99,084,492	$99	$834,673	$(18,179)	$816,593
Exercise and vesting of share-based awards	73,432	0	532	—	532
Share-based compensation expense	—	—	3,637	—	3,637
Net income and comprehensive income	—	—	—	13,289	13,289
Balance as of October 3, 2026	99,157,924	$99	$838,842	$(4,890)	$834,051

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2024	97,262,557	$97	$815,858	$381,429	$1,197,384
Exercise and vesting of share-based awards	742,511	1	53	—	54
Share-based compensation expense	—	—	5,458	—	5,458
Net loss and comprehensive loss	—	—	—	(23,317)	(23,317)
Balance at March 29, 2025	98,005,068	$98	$821,369	$358,112	$1,179,579
Exercise and vesting of share-based awards	98,227	0	342	—	342
Share-based compensation expense	—	—	1,960	—	1,960
Net income and comprehensive income	—	—	—	4,961	4,961
Balance as of June 28, 2025	98,103,295	$98	$823,671	$363,073	$1,186,842
Exercise and vesting of share-based awards	33,935	0	170	—	170
Share-based compensation benefit	—	—	(10)	—	(10)
Net income and comprehensive income	—	—	—	11,605	11,605
Balance as of September 27, 2025	98,137,230	$98	$823,831	$374,678	$1,198,607
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 Weeks Ended
	October 3, 2026	September 27, 2025
Cash flows from operating activities:
Net loss	$(161,407)	$(6,751)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	76,997	78,089
Amortization of intangible and other assets	18,146	16,532
Amortization of debt issuance costs and debt discounts	683	683
Non-cash rent	(838)	6,146
Impairment of long-lived assets	1,413	11,511
Goodwill impairment	158,000	—
Share-based compensation	11,160	7,408
Provision for independent operator notes and receivables and other accounts receivable reserves	23,608	9,278
Deferred income taxes	2,868	417
Other	(299)	1,377
Changes in operating assets and liabilities:
Independent operator and other accounts receivable	(10,803)	(5,288)
Merchandise inventories	(26,172)	(23,694)
Prepaid expenses and other assets	(1,914)	(1,157)
Income and other taxes payable	1,584	1,927
Trade accounts payable	23,579	21,566
Accrued and other liabilities	2,220	9,679
Accrued compensation	4,945	7,665
Operating lease liabilities	(9,886)	14,451
Net cash provided by operating activities	113,884	149,839
Cash flows from investing activities:
Advances to independent operators	(8,699)	(10,855)
Repayments of advances from independent operators	2,692	3,165
Purchases of property and equipment	(119,774)	(158,513)
Proceeds from sales of assets	2,445	—
Investments in intangible assets and licenses	(8,790)	(16,368)
Net cash used in investing activities	(132,126)	(182,571)
Cash flows from financing activities:
Proceeds from exercise of stock options	635	565
Proceeds from revolving credit facility	35,000	50,000
Principal payments on revolving credit facility	(15,000)	(20,000)
Principal payments on senior term loan due 2028	(11,250)	(7,500)
Principal payments on finance leases	(913)	(1,036)
Net cash provided by financing activities	8,472	22,029
Net decrease in cash and cash equivalents	(9,770)	(10,703)
Cash and cash equivalents at beginning of period	69,602	62,828
Cash and cash equivalents at end of period	$59,832	$52,125
See Notes to Condensed Consolidated Financial Statements

GROCERY OUTLET HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Description of Business — Based in Emeryville, California, and incorporated in Delaware in 2014, Grocery Outlet Holding Corp. (together with its wholly owned subsidiaries, collectively, "Grocery Outlet," "we," or the "Company") is a growth-oriented, extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. As of October 3, 2026, we had 561 stores throughout California, Washington, Oregon, Pennsylvania, Tennessee, Nevada, Idaho, Virginia, Maryland, North Carolina, Ohio, Georgia, New Jersey, Alabama, Delaware and Kentucky.
Fiscal Year and Quarters — We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ending January 2, 2027 ("fiscal 2026") and ended January 3, 2026 ("fiscal 2025") consist of 52 weeks and 53 weeks, respectively. References to the third quarter of fiscal 2026 and the third quarter of fiscal 2025 refer to the 13 weeks ended October 3, 2026 and September 27, 2025, respectively. References to the first three quarters of fiscal 2026 and the first three quarters of fiscal 2025 refer to the 39 weeks ended October 3, 2026 and September 27, 2025, respectively.
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
Goodwill — We have goodwill recorded on our condensed consolidated balance sheets. Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized, but rather is subject to an annual impairment evaluation which is performed during our fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. Our impairment evaluation of goodwill generally consists of an initial qualitative assessment of our reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative assessment, based on a combination of discounted cash flows and a market approach based on revenue and earnings multiples, is performed, which requires us to estimate future cash flows, growth rates and economic and market conditions. If the quantitative assessment indicates that the carrying value of our reporting unit exceeds its fair value, an impairment loss is calculated and recognized during that period. Measurement of such an impairment loss would be based on the excess of the carrying amount over fair value. The Company has one reporting unit for purposes of testing goodwill for impairment. During the first quarter of fiscal 2026, we recorded a goodwill impairment charge of $158.0 million. No goodwill impairment charges were recorded during the second and third quarters of fiscal 2026, and no goodwill impairment charges were recorded during the first three quarters of fiscal 2025. Goodwill impairment charges are included in Goodwill impairment on the condensed consolidated statements of operations and comprehensive income (loss). See Note 3 for additional information.
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
There were no assets or liabilities measured at fair value on a recurring basis as of October 3, 2026 or January 3, 2026.
Generally, long-lived assets and goodwill are recorded at fair value on a non-recurring basis after such assets have been impaired. As of October 3, 2026 and January 3, 2026, certain long-lived assets were determined to be impaired and as such were measured at fair value at the time of the impairment determination. For the third quarter and first three quarters of fiscal 2026, we recognized zero and $1.4 million of impairment of long-lived assets, respectively, which was included in Selling, general and administrative expenses ("SG&A") on the condensed consolidated statements of operations and comprehensive income (loss). For the third quarter and first three quarters of fiscal 2025, we recognized $0.7 million and $11.5 million of impairment of long-lived assets, respectively, of which less than $0.1 million and $7.9 million, respectively, resulted from the Restructuring Plan, as defined in Note 12, and was included in Restructuring charges (credits), net, and $0.7 million and $3.6 million, respectively, was included in SG&A on the condensed consolidated statements of operations and comprehensive income (loss). For discussion on the fair value determination of goodwill and the impairment charge recorded in the first three quarters of fiscal 2026, see Note 1 under "Goodwill" and Note 3. For additional information, see "Property and Equipment" and "Goodwill and Other Intangible Assets" within Note 1 to the consolidated financial statements in our 2025 Form 10-K. Fair value was determined using Level 3 inputs at the time of impairment.
There were no transfers of assets or liabilities between levels within the fair value hierarchy during the third quarter and first three quarters of fiscal 2026.
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

Independent operator notes — The carrying value of such financial instruments approximates their fair value due to the effect of the related allowance for expected credit losses. In the first three quarters of fiscal 2026, we increased our allowance for IO notes and IO receivables in connection with Operator Agreement Terminations, as discussed further in Note 2 and Note 12.
Long-term debt — The following table sets forth by level within the fair value hierarchy the carrying amounts and estimated fair values of our significant financial liabilities that are not recorded at fair value on the condensed consolidated balance sheets (amounts in thousands):

	October 3, 2026		January 3, 2026
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Financial Liabilities:
Senior term loan (Level 2)	$261,951	$262,500	$272,905	$273,750
Revolving credit facility (Level 2)	$240,000	$240,000	$220,000	$220,000
_______________________
(1)The carrying amounts of the senior term loan as of October 3, 2026 and January 3, 2026 were net of debt issuance costs of $0.5 million and $0.8 million, respectively.
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
We did not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current year periods from performance obligations satisfied in previous periods, any material performance obligations other than our gift card deferred revenue liability, or any material costs to obtain or fulfill a contract as of October 3, 2026 and January 3, 2026.
Gift Cards — We record a deferred revenue liability when a Grocery Outlet gift card is sold. Revenue related to gift cards is recognized as the gift cards are redeemed, which is when we have satisfied our performance obligation. While gift cards are generally redeemed within 12 months, some are never fully redeemed. We reduce the liability and recognize revenue for the unused portion of the gift cards ("breakage") under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. Our gift card deferred revenue liability was $3.5 million and $4.5 million as of October 3, 2026 and January 3, 2026, respectively. Breakage amounts were immaterial for both the third quarter and first three quarters of fiscal 2026 and fiscal 2025.
Disaggregated Revenues — The following table presents net sales revenue by type of product for the periods presented (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Perishable (1)	$435,343	$440,990	$1,331,702	$1,322,768
Non-perishable (2)	742,945	727,163	2,205,702	2,150,724
Total net sales	$1,178,288	$1,168,153	$3,537,404	$3,473,492
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
We had 515, 529 and 522 stores operated by IOs as of October 3, 2026, January 3, 2026 and September 27, 2025, respectively. We have agreements in place with each IO. The IO orders merchandise exclusively from us which is provided to the IO on consignment. Under the independent operator agreement (the "Operator Agreement"), the IO selects a majority of merchandise that we consign to the IO, which the IO chooses from our merchandise order guide according to the IO's knowledge and experience with local customer purchasing trends, preferences, historical sales and similar factors. The Operator Agreement gives the IO discretion to adjust our initial prices if the overall effect of all price changes at any time comports with the reputation of our Grocery Outlet retail stores for selling quality, name-brand consumables and fresh products and other merchandise at extreme discounts. The IO is required to furnish initial working capital and to acquire certain store and safety assets. The IO is also required to hire, train and employ a properly trained workforce sufficient in number to enable the IO to fulfill its obligations under the Operator Agreement. Additionally, the IO is responsible for expenses required for business operations, including all labor costs, utilities, credit card processing fees, supplies, taxes, fines, levies and other expenses. Either party may terminate the Operator Agreement without cause upon no less than 75 days' notice.
As consignor of all merchandise to each IO, the aggregate net sales proceeds from merchandise sales belong to us. Net sales related to IO stores were $1.12 billion and $1.11 billion for the third quarter of fiscal 2026 and fiscal 2025, respectively, and $3.35 billion and $3.30 billion for the first three quarters of fiscal 2026 and fiscal 2025, respectively. We, in turn, pay each IO a commission based on a share of the gross profit of the store. Inventories and related net sales proceeds are our property, and we are responsible for store rent and related occupancy costs. IO commissions are expensed and included in SG&A. IO commissions were $167.4 million and $165.1 million for the third quarter of fiscal 2026 and fiscal 2025, respectively, and $505.6 million and $496.5 million for the first three quarters of fiscal 2026 and fiscal 2025, respectively. In addition, we incurred $2.8 million of cash restructuring charges associated with the Operator Agreement Terminations under the Optimization Plan during the first three quarters of fiscal 2026, as discussed in Note 12. IO commissions of $7.3 million and $6.1 million were included in accrued and other current liabilities as of October 3, 2026 and January 3, 2026, respectively.
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
Our maximum exposure, in accordance with ASC Topic 810, to the IOs is generally limited to the IO notes and IO receivables due from these entities, which were $85.4 million and $88.3 million, gross, as of October 3, 2026 and January 3, 2026, respectively. See Note 2 for additional information.

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
Note 2. Independent Operator Notes and Independent Operator Receivables
The amounts included in IO notes and IO receivables consist primarily of funds we loaned to IOs, net of estimated uncollectible amounts. IO notes, which are payable on demand and have no maturity date, typically bear interest at rates between 4.25% and 9.95%. Accrued interest receivable on IO notes is included within the "independent operator receivables and current portion of independent operator notes, net of allowance" line item on the condensed consolidated balance sheets and was $3.2 million and $3.9 million as of October 3, 2026 and January 3, 2026, respectively. There were no IO notes that were past due or on a non-accrual status due to delinquency as of October 3, 2026 or January 3, 2026. Notes and receivables from our IOs participating in our Temporary Commission Adjustment Program ("TCAP"), as detailed below, are not considered to be past due or on a non-accrual status due to delinquency and are excluded from such measures.
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

Assets without such shared risk characteristics or credit quality indicators, such as assets with unique circumstances or with delinquencies and historical losses in excess of their TCAP, non-TCAP or new store peers are evaluated on an individual basis. In the first three quarters of fiscal 2026, we increased our allowance for IO notes and IO receivables by $15.7 million to reflect estimated credit losses on amounts advanced to certain independent operators subject to the Operator Agreement Terminations in connection with the Optimization Plan, as discussed further in Note 12.
Amounts due from IOs and the related allowances as of October 3, 2026 and January 3, 2026 consisted of the following (amounts in thousands):

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
October 3, 2026
Independent operator notes	$51,752	$(518)	$(14,949)	$36,285	$2,266	$34,019
Independent operator receivables	33,673	(15,557)	(1,432)	16,684	14,162	2,522
Total	$85,425	$(16,075)	$(16,381)	$52,969	$16,428	$36,541

		Allowance		Net
	Gross	Current Portion	Long-term Portion	Total	Current Portion	Long-term Portion
January 3, 2026
Independent operator notes	$57,532	$(454)	$(13,864)	$43,214	$2,301	$40,913
Independent operator receivables	30,743	(11,799)	(1,427)	17,517	14,682	2,835
Total	$88,275	$(12,253)	$(15,291)	$60,731	$16,983	$43,748
A summary of activity in the IO notes and IO receivables allowance was as follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Beginning balance	$30,977	$23,178	$27,544	$18,479
Provision for IO notes and IO receivables reserves (1)	3,957	2,700	23,440	9,274
Write-off of uncollectible IO notes and IO receivables (2)	(2,478)	(312)	(18,528)	(2,187)
Ending balance	$32,456	$25,566	$32,456	$25,566
_______________________
(1)    For the third quarter and first three quarters of fiscal 2026, includes $0.3 million and $15.7 million, respectively, related to certain Operator Agreement Terminations under the Optimization Plan, as defined in Note 12.
(2)    For the third quarter and first three quarters of fiscal 2026, includes zero and $11.7 million, respectively, related to certain Operator Agreement Terminations under the Optimization Plan, as defined in Note 12.
The following tables present the outstanding gross balance of IO notes by fiscal year of origination and credit quality indicator as of October 3, 2026 and January 3, 2026 (amounts in thousands):

	Fiscal Year of Origination
Credit Quality Indicator	2026 (YTD)	2025	2024	2023	2022	Prior	Total
October 3, 2026
TCAP	$3,311	$4,401	$3,548	$1,858	$2,110	$3,007	$18,235
Non-TCAP	6,141	5,581	3,930	1,763	2,689	3,423	23,527
New store	5,613	4,377	—	—	—	—	9,990
Total	$15,065	$14,359	$7,478	$3,621	$4,799	$6,430	$51,752

	Fiscal Year of Origination
Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Total
January 3, 2026
TCAP	$4,826	$5,982	$3,972	$3,907	$1,589	$2,489	$22,765
Non-TCAP	7,253	4,745	2,762	3,680	2,285	2,689	23,414
New store	9,808	1,545	—	—	—	—	11,353
Total	$21,887	$12,272	$6,734	$7,587	$3,874	$5,178	$57,532
TCAP IO Notes
Notes of IOs participating in our TCAP represented 46.7% and 50.6% of total IO note balances, gross, as of October 3, 2026 and January 3, 2026, respectively.
A total of $3.0 million of IO notes were added into our TCAP during the third quarter of fiscal 2026. The weighted-average contractual interest rate of these IO notes was 4.25% as of October 3, 2026, a reduction from the standard rate of 9.95%. In addition, $0.6 million of IO notes were transferred from TCAP to Non-TCAP during the third quarter of fiscal 2026.
A total of $6.3 million of IO notes were added into our TCAP during the first three quarters of fiscal 2026. The weighted-average contractual interest rate of these IO notes was 4.25% as of October 3, 2026, a reduction from the standard rate of 9.95%. In addition, $0.9 million of IO notes were transferred from TCAP to Non-TCAP during the first three quarters of fiscal 2026.
Note 3. Goodwill
The following table summarizes the change in the net goodwill balance for the period presented (amounts in thousands):

	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Balance at January 3, 2026	$782,835	$(149,000)	$633,835
Impairment loss	—	(158,000)	(158,000)
Balance at October 3, 2026	$782,835	$(307,000)	$475,835
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
No goodwill impairment charges were recorded in the second and third quarters of fiscal 2026, and no goodwill impairment charge was recorded in the first three quarters of fiscal 2025.

Note 4. Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	October 3, 2026	January 3, 2026
2023 Credit Agreement:
Senior term loan due 2028	$262,500	$273,750
Revolving credit facility	240,000	220,000
Long-term debt, gross	502,500	493,750
Less: Unamortized debt issuance costs	(549)	(845)
Long-term debt, less unamortized debt issuance costs	501,951	492,905
Less: Current portion	(15,000)	(15,000)
Long-term debt, net	$486,951	$477,905
2023 Credit Agreement
We are party to a credit agreement, dated February 21, 2023 (the "2023 Credit Agreement"), with Bank of America, N.A., as administrative agent and collateral agent, and a syndicate of lenders that consists of (i) a senior secured term loan facility (the "senior term loan") and (ii) a senior secured revolving credit facility (the "revolving credit facility" and, together with the senior term loan, the "credit facilities") in an aggregate principal amount of $400.0 million. The revolving credit facility includes sub-commitments for $50.0 million of letters of credit and $25.0 million of swingline loans.
As of October 3, 2026, interest on borrowings under the credit facilities was based on one-month Term SOFR with an applicable margin of 2.25%. Borrowings under the 2023 Credit Agreement bear interest at a rate equal to, at our option, either (a) the base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the federal funds rate then in effect, plus 0.50%, (ii) the prime rate then in effect and (iii) a specified Term SOFR (as defined in the 2023 Credit Agreement) rate plus 1.00%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 0.75% to 1.75% based on our Total Net Leverage Ratio (as defined in the 2023 Credit Agreement); and (b) an adjusted Term SOFR rate determined on the basis of a one, three or six month interest period, plus 0.10%, subject to the interest rate floors set forth therein, plus an applicable margin ranging from 1.75% to 2.75% based on our Total Net Leverage Ratio.
The 2023 Credit Agreement permits us to add incremental term loan facilities, increase any existing term loan facility, increase revolving commitments, and/or add incremental replacement revolving credit facility tranches. The aggregate principal amount of such incremental facilities is limited to (a) an amount not in excess of the sum of the greater of $200.0 million and 100% of Consolidated EBITDA (as defined in the 2023 Credit Agreement), subject to certain limitations, plus (b) voluntary prepayments of any term loan facility, voluntary permanent reductions of the commitments for the revolving credit facility and voluntary prepayments of indebtedness secured by liens on the collateral securing the credit facilities, subject to certain exceptions, plus (c) an amount such that (assuming that the full amount of any such incremental revolving increase and/or incremental replacement revolving credit facility was drawn, and after giving effect to any appropriate pro forma adjustment events) we would be in compliance, on a pro forma basis (but excluding the cash proceeds of such incurrence), with a Total Net Leverage Ratio of 3.00 to 1.00.
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

Senior Term Loan due 2028
The senior term loan under the 2023 Credit Agreement had an interest rate of 6.25% as of October 3, 2026.
Revolving Credit Facility
The aggregate outstanding principal balance under the revolving credit facility was $240.0 million and $220.0 million as of October 3, 2026 and January 3, 2026, respectively. As of October 3, 2026, we had $6.2 million of outstanding letters of credit and $153.8 million of remaining borrowing capacity available under the revolving credit facility. Borrowings under the revolving credit facility had an interest rate of 6.24% as of October 3, 2026.
We are required to pay a quarterly commitment fee ranging from 0.15% to 0.30% on the daily unused amount of the commitment under the revolving credit facility based upon our Total Net Leverage Ratio. The unused commitment fee rate was 0.20% as of October 3, 2026. We are also required to pay fronting fees and other customary fees for letters of credit issued under the revolving credit facility.
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
As of October 3, 2026, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.
Schedule of Principal Maturities
Principal maturities of debt as of October 3, 2026 are as follows (amounts in thousands):

Remainder of fiscal 2026	$3,750
Fiscal 2027	15,000
Fiscal 2028	483,750
Fiscal 2029 and thereafter	—
Total	$502,500
Interest Expense, Net
Interest expense, net, consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Interest on loans	$7,939	$8,162	$23,355	$24,262
Amortization of debt issuance costs and debt discounts	228	228	683	683
Interest on finance leases	43	50	135	164
Interest income	(986)	(1,157)	(3,240)	(3,679)
Capitalized interest	(179)	(578)	(947)	(1,661)
Interest expense, net	$7,045	$6,705	$19,986	$19,769

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
As of October 3, 2026, we had $100.0 million of repurchase authority remaining under the 2024 Share Repurchase Program.
Note 6. Share-based Awards
For a discussion of our share-based incentive plans, refer to Note 8 to the consolidated financial statements in our 2025 Form 10-K.
Share-based Award Activity
During the first three quarters of fiscal 2026, we granted market-based restricted stock units ("MSUs"), which vest in a single installment following a three-year performance period subject to continued service and the achievement of specified stock price targets based on the Company's common stock during the final 30 consecutive trading days of the performance period. In addition, we granted time-based restricted stock units ("RSUs") during the first three quarters of fiscal 2026 with vesting periods ranging from one to three years.
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
The grant date fair value of MSUs awarded during the first three quarters of fiscal 2026 was estimated using the Monte Carlo valuation model with the following weighted-average assumptions:

39 Weeks Ended
October 3, 2026
Expected volatility	56.1%
Risk-free interest rate	3.7%
Dividend yield	—%
Expected term (in years)	2.78
Grant date fair value (per share unit)	$4.56

The following table summarizes stock option activity under all equity incentive plans during the first three quarters of fiscal 2026 (amounts in thousands, except option, per option and term data):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Time-Based Stock Options
Options outstanding as of January 3, 2026	1,716,759	$14.79
Granted	—	—
Exercised	(55,189)	10.37
Forfeited	(451,873)	15.69
Options outstanding as of October 3, 2026	1,209,697	$14.66	6.2	$22
Options vested and expected to vest as of October 3, 2026	1,209,697	$14.66	6.2	$22
Options exercisable as of October 3, 2026	664,436	$16.81	4.3	$22
Market-Based and Performance-Based Stock Options
Options outstanding as of January 3, 2026	240,396	$11.86
Granted	—	—
Exercised	(10,522)	6.00
Forfeited	(41,646)	11.54
Options outstanding as of October 3, 2026	188,228	$12.26	7.7	$5
Options vested and expected to vest as of October 3, 2026	188,228	$12.26	7.7	$5
Options exercisable as of October 3, 2026	21,561	$15.31	2.4	$5
The following table summarizes RSU activity under all equity incentive plans during the first three quarters of fiscal 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
Unvested balance as of January 3, 2026	1,521,255	$15.20
Granted	2,417,291	6.53
Vested	(770,917)	16.01
Forfeited	(458,853)	9.10
Unvested balance as of October 3, 2026	2,708,776	$8.27	1.9
RSUs that vested during the first three quarters of fiscal 2026 had grant date fair values totaling $12.3 million.

The following table summarizes MSU and performance-based restricted stock unit ("PSU") activity under the Grocery Outlet Holding Corp. 2019 Incentive Plan during the first three quarters of fiscal 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
Unvested balance as of January 3, 2026	151,400	$27.29
Granted	1,499,213	4.56
Adjustment for expected performance achievement (1)	111	—
Vested	(151,135)	27.29
Forfeited	(237,996)	4.22
Unvested balance as of October 3, 2026 (2)	1,261,593	$4.63	1.4
_______________________
(1)Represents the year-to-date adjustment to previously granted awards based on performance expectations as of October 3, 2026.
(2)Up to an additional 3,072,800 MSUs and PSUs could potentially be included if the actual performance level achieved exceeds the current expected performance level (with 200% being the maximum performance level achievement).
PSUs vested during the first three quarters of fiscal 2026 had grant date fair values totaling $4.1 million. No MSUs vested during the first three quarters of fiscal 2026.
Share-based Compensation Expense (Benefit)
We recognize compensation expense for share-based awards by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent we determine the achievement of the grant's service and/or performance vesting requirements is probable. We recognize share-based award forfeitures in the period such forfeitures occur.
Share-based compensation expense (benefit) consisted of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Time-based and market-based stock options	$435	$619	$1,569	$1,411
RSUs	2,778	3,137	8,504	9,274
MSUs and PSUs	424	(3,766)	1,087	(3,277)
Share-based compensation expense (benefit)	$3,637	$(10)	$11,160	$7,408

Note 7. Income Taxes
Our income tax expense and effective income tax rate were as follows (amounts in thousands, except percentages):

	13 Weeks Ended		39 Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Income tax expense	$3,707	$4,514	$3,214	$70
Effective income tax rate	21.8%	28.0%	(2.0)%	(1.0)%
Our tax provision for interim periods was historically determined using an estimated annual effective tax rate ("estimated AETR"), adjusted for discrete events arising in each respective fiscal quarter. When forecasted ordinary annual pre‑tax income is near breakeven, small changes in estimated annual results may result in significant volatility in the annual effective income tax rate that is not considered reliable and meaningful. In such circumstances, the income tax effects are recognized discretely in the interim period ("discrete ETR"). During the first two quarters of fiscal 2026, we utilized the discrete ETR method to compute our income tax provision as the estimated AETR method would not provide a reliable and meaningful estimate of our tax provision. In the third quarter of fiscal 2026, additional stability in our forecast allowed us to resume utilizing the estimated AETR to determine the income tax effects.
Our effective income tax rate for the third quarter of fiscal 2026 was lower than the combined U.S. federal and state statutory income tax rates primarily due to a cumulative adjustment related to resuming the use of the estimated AETR in the third quarter, partially offset by changes in our level of earnings. Our effective income tax rate for the first three quarters of fiscal 2026 was lower than the combined U.S. federal and state statutory income tax rates primarily due to non-deductible goodwill impairment.
The change in our effective income tax rate for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 was primarily attributable to a cumulative adjustment related to resuming the use of the estimated AETR this quarter, partially offset by changes in our level of earnings. The change in our effective income tax rate for the first three quarters of fiscal 2026 compared to the first three quarters of fiscal 2025 was primarily attributable to changes in our level of earnings.
Our policy is to recognize interest and penalties associated with uncertain tax positions as part of the income tax provision in our condensed consolidated statements of operations and comprehensive income (loss) and include accrued interest and penalties with the related income tax liability on our condensed consolidated balance sheets. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties. We had no uncertain tax positions as of October 3, 2026 and January 3, 2026.
Note 8. Related Party Transactions
Related Party Leases
As of October 3, 2026, January 3, 2026 and September 27, 2025, we leased 13, 14, and 14 store locations, respectively, and one warehouse location at each respective period-end from entities in which Eric Lindberg, Jr., Chairman of the Board and former Chief Executive Officer (who also served as Interim President and Chief Executive Officer for a portion of fiscal 2024 and the first quarter of fiscal 2025), his family, or an executive officer of the Company, had a direct or indirect financial interest. As of October 3, 2026, the right-of-use assets and lease liabilities related to these properties were $49.9 million and $55.2 million, respectively. As of January 3, 2026, the right-of-use assets and lease liabilities related to these properties were $44.7 million and $49.8 million, respectively. These related parties received aggregate lease payments from us of $2.0 million and $1.9 million for the third quarter of fiscal 2026 and fiscal 2025, respectively, and $5.8 million and $5.7 million for the first three quarters of fiscal 2026 and fiscal 2025, respectively.
Independent Operator Notes and Independent Operator Receivables
We offer interest-bearing notes to IOs and the gross amount of IO operating notes and IO receivables due was $85.4 million and $88.3 million as of October 3, 2026 and January 3, 2026, respectively. See Note 2 for additional information.

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
On January 30 and March 28, 2025, respectively, two federal securities class action lawsuits were filed in the U.S. District Court in the Northern District of California against Grocery Outlet Holding Corp. and certain of its former officers purportedly on behalf of purchasers of our common stock, which were later consolidated into one lawsuit (the "2025 Class Action"). The 2025 Class Action alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or failing to disclose material adverse facts regarding our transition to new and upgraded internal systems. The 2025 Class Action seeks remedies under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including an undisclosed amount of monetary damages, interest, fees and other costs. The lead plaintiff filed an amended complaint on August 19, 2025, and the Company filed its motion to dismiss on October 21, 2025. On September 16, 2026, the court granted the Company’s motion to dismiss with leave to amend. The lead plaintiff filed a second amended complaint on October 14, 2026, and the Company’s motion to dismiss the second amended complaint is due on December 1, 2026.
On April 28 and May 2, 2025, respectively, two federal stockholder derivative lawsuits were filed in the U.S. District Court in the Northern District of California against certain of the Company’s current and former directors and officers purportedly on behalf of the Company, which were later consolidated into one lawsuit (the "2025 Derivative Lawsuit"). The 2025 Derivative Lawsuit alleges claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and for violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, based on similar allegations to those at issue in the 2025 Class Action. The 2025 Derivative Lawsuit seeks, among other relief, undisclosed damages, restitution, fees and other costs, and the institution of corporate governance reforms. On July 29, 2025, the court stayed the 2025 Derivative Lawsuit pending resolution of the Company's motions to dismiss the 2025 Class Action.
On March 20 and March 26, 2026, two additional stockholder derivative lawsuits were filed in the Delaware Court of Chancery and U.S. District Court for the District of Delaware, respectively, against certain of the Company’s current and former directors and officers purportedly on behalf of the Company, asserting claims for breach of fiduciary duty and related claims based on substantially the same allegations as the 2025 Class Action and the 2025 Derivative Lawsuit. On April 17, 2026, the U.S. District Court action was dismissed without prejudice. On June 5, 2026, the court stayed the Delaware Court of Chancery action pending resolution of the Company's motions to dismiss the 2025 Class Action.

On March 16, 2026, a separate federal securities class action lawsuit was filed in the U.S. District Court in the Northern District of California against the Company and certain of its current and former officers purportedly on behalf of purchasers of our common stock (the "2026 Class Action"). The 2026 Class Action alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or failing to disclose material adverse facts regarding the Company’s growth strategy, financial performance, and the effectiveness of its restructuring plan, and seeks remedies under the Exchange Act, including an undisclosed amount of monetary damages, interest, fees and other costs. The lead plaintiff filed an amended complaint on September 4, 2026, and the Company filed its motion to dismiss on October 9, 2026. The hearing on the Company’s motion to dismiss is scheduled for January 21, 2027.
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
Note 10. Earnings (Net Loss) Per Share
The following table sets forth the calculation of basic and diluted earnings (net loss) per share (amounts in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Numerator
Net income (loss) and comprehensive income (loss)	$13,289	$11,605	$(161,407)	$(6,751)
Denominator
Weighted-average shares outstanding – basic	99,145	98,160	98,862	97,921
Effect of dilutive options (1)	6	67	—	—
Effect of dilutive RSUs and PSUs (1)	1,137	478	—	—
Weighted-average shares outstanding – diluted (2)	100,288	98,705	98,862	97,921
Earnings (net loss) per share:
Basic	$0.13	$0.12	$(1.63)	$(0.07)
Diluted	$0.13	$0.12	$(1.63)	$(0.07)
_______________________
(1)In calculating diluted weighted-average shares outstanding, we are required to include contingently issuable shares for market-based stock option awards, MSUs and PSUs as if the end of the reporting period were the end of the applicable contingency period, provided the underlying conditions are satisfied.
(2)For the first three quarters of fiscal 2026 and the first three quarters of fiscal 2025, there is no difference in the weighted-average shares outstanding used in the above calculations due to the Company's net loss.
The following weighted-average common share equivalents were excluded from the calculation of diluted earnings (net loss) per share because their effect would have been anti-dilutive (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Stock options	1,336	1,670	1,590	1,564
RSUs	167	285	1,384	834
Total	1,503	1,955	2,974	2,398

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
Information for the segment, including the significant expenses regularly provided to the CODM, is provided in the following tables for the periods presented (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$1,178,288	$1,168,153	$3,537,404	$3,473,492
Less:
Cost of sales (1)	823,437	811,438	2,472,998	2,410,782
Commission expenses (2)	167,363	165,042	505,620	496,453
Other selling expenses (3)	79,173	78,254	233,706	231,749
General and administrative expenses (4)	52,327	55,919	178,927	173,063
Restructuring charges (credits), net (5)	(3,562)	1,296	20,057	46,328
Goodwill impairment	—	—	158,000	—
Other segment items (6)	3,637	(10)	11,160	7,408
Depreciation and amortization expenses	31,872	33,390	95,143	94,621
Interest income	(986)	(1,157)	(3,240)	(3,679)
Interest expense (7)	8,031	7,862	23,226	23,448
Income tax expense	3,707	4,514	3,214	70
Net income (loss) and comprehensive income (loss)	$13,289	$11,605	$(161,407)	$(6,751)
_______________________
(1)Cost of sales includes merchandise costs, inventory markdowns, inventory losses, transportation costs and distribution and warehousing costs and excludes depreciation and amortization expenses, which were $1.8 million and $1.6 million for the third quarter of fiscal 2026 and fiscal 2025, respectively, and $5.5 million and $4.4 million for the first three quarters of fiscal 2026 and fiscal 2025, respectively.
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
(5)Net restructuring charges (credits) include net costs associated with the Optimization Plan and the Restructuring Plan. See Note 12 for additional information.
(6)Other segment items represents share-based compensation expense (benefit).
(7)Interest expense primarily includes interest on loans, amortization of debt issuance costs and debt discounts, and interest on finance leases, less capitalized interest. See Note 4 for further discussion.

	39 Weeks Ended
	October 3, 2026	September 27, 2025
Purchases of property and equipment	$119,774	$158,513
Investments in intangible assets and licenses	8,790	16,368
Total capital expenditures	$128,564	$174,881

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
We estimate that we will incur total net restructuring charges under the Optimization Plan of between $22 million and $29 million. We increased our estimated range in the third quarter of fiscal 2026 primarily due to an update in expected lease termination costs and idle property costs. The total estimated charges include bad debt expense and cash costs incurred in connection with the Operator Agreement Terminations, as well as net restructuring charges incurred or expected to be incurred for the Lease Exits. For the Lease Exits, we have negotiated, or intend to negotiate, a lease termination, sublease or assignment with the applicable landlords. The estimated net restructuring charges for the Lease Exits primarily include lease termination fees, costs to prepare the premises for surrender to the landlord, sublessee or assignee, and idle property costs, partially offset by the net non-cash write-off of the right-of-use assets and lease liabilities associated with these leases. We now expect the operational actions and financial impacts of the Optimization Plan to be substantially completed by the fourth quarter of fiscal 2027.
We closed all 36 Closure Stores in March and April of 2026, and during the first three quarters of fiscal 2026, we substantially completed the Operator Agreement Terminations. We also increased the provision for IO notes and IO receivables reserves and wrote off uncollectible IO notes and IO receivables associated with these store locations, as further discussed in Note 2. In addition, we negotiated lease terminations with the landlords for certain of the Lease Exits and wrote off the right-of-use assets and lease liabilities associated with these leases. We also entered into a sublease for the distribution facility we are no longer using. For the leases associated with the Lease Exits, we incurred costs to prepare the premises for surrender to the landlords and idle property costs, net of proceeds received from sales of assets.
The following table summarizes charges incurred related to the Optimization Plan during the third quarter and first three quarters of fiscal 2026 (amounts in thousands), which are included in Restructuring charges (credits), net on the condensed consolidated statements of operations and comprehensive income (loss):

	13 Weeks Ended	39 Weeks Ended
	October 3, 2026	October 3, 2026
Cash restructuring charges:
Costs associated with the Lease Exits (1)	$12,128	$25,984
Costs associated with the Operator Agreement Terminations	45	2,787
Legal, professional and other costs	42	887
Total cash restructuring charges	12,215	29,658
Net non-cash restructuring charges (credits):
Non-cash bad debt expense associated with the Operator Agreement Terminations	309	15,748
Net write-off of right-of-use assets and lease liabilities	(13,460)	(22,067)
Other net non-cash restructuring charges (2)	(2,626)	(3,282)
Total net non-cash restructuring charges (credits)	(15,777)	(9,601)
Total restructuring charges (credits), net	$(3,562)	$20,057
_______________________
(1)Cash costs associated with the Lease Exits primarily include lease termination costs, costs to prepare the premises for surrender to the landlords and idle property costs, net of proceeds received for sales of assets.
(2)Other net non-cash restructuring charges include gains or losses on disposal of long-lived assets and non-cash rent credits associated with the Lease Exits.

The following table summarizes the restructuring liability activity for the Optimization Plan during the first three quarters of fiscal 2026 (amounts in thousands):

	Lease Termination Costs	Operator Agreement Termination Costs	Legal, Professional and Other Costs	Total
Balance at January 3, 2026	$—	$—	$—	$—
Cash restructuring charges	25,984	2,787	887	29,658
Cash payments	(24,477)	(2,787)	(318)	(27,582)
Balance at October 3, 2026	$1,507	$—	$569	$2,076
Restructuring Plan
We adopted a restructuring plan in fiscal 2025, intended to improve our long-term profitability, cash flow generation and return on invested capital, optimize the footprint of new store growth, and lower our cost base (the "Restructuring Plan"). The actions under the Restructuring Plan were substantially completed in the second quarter of fiscal 2025. The Restructuring Plan included (i) the termination of a total of 28 leases for unopened stores in suboptimal locations and the discontinued development of certain future store sites where we had incurred initial costs, but leases had not yet been signed, (ii) the cancellation of certain capital-intensive warehouse projects and (iii) a reduction in headcount in building a more scalable cost structure.
The following table summarizes charges incurred during the third quarter and first three quarters of fiscal 2025 related to the Restructuring Plan, which are included in Restructuring charges (credits), net on the condensed consolidated statements of operations and comprehensive income (loss) (amounts in thousands):

	13 Weeks Ended	39 Weeks Ended
	September 27, 2025	September 27, 2025
Cash restructuring charges:
Lease termination costs	$1,286	$35,398
Employee severance and benefit costs	—	1,532
Legal, professional and other costs	3	1,525
Total cash restructuring charges	1,289	38,455
Non-cash impairment and disposal of long-lived assets	7	7,873
Total restructuring charges	$1,296	$46,328

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
We operate on a fiscal year that ends on the Saturday closest to December 31st each year. The fiscal years ending January 2, 2027 (“fiscal 2026”) and ended January 3, 2026 ("fiscal 2025") consist of 52 weeks and 53 weeks, respectively. References to the third quarter of fiscal 2026 and the third quarter of fiscal 2025 refer to the 13 weeks ended October 3, 2026 and September 27, 2025, respectively.
As used in this report, references to "Grocery Outlet," "the Company," "the registrant," "we," "us" and "our," refer to Grocery Outlet Holding Corp. and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.
Overview
We are a growth-oriented extreme value retailer of quality, name-brand consumables and fresh products sold primarily through a network of independently operated stores. Our flexible buying model allows us to offer quality, name-brand opportunistic products at prices generally 40% to 70% below those of conventional retailers. Our Grocery Outlet stores are primarily run by entrepreneurial independent operators ("IOs") who create a neighborhood feel through personalized customer service and a localized product offering. As of October 3, 2026, we had 561 stores in California, Washington, Oregon, Pennsylvania, Tennessee, Nevada, Idaho, Virginia, Maryland, North Carolina, Ohio, Georgia, New Jersey, Alabama, Delaware and Kentucky.
Recent Trends and Developments
The extent of the continuing impact of the factors set forth below on our operational and financial performance will depend on many factors, including certain factors outside of our control.
Macroeconomic Conditions. Over the past several years, our business has been and continues to be impacted by macroeconomic conditions including supply chain and labor challenges, varying rates of inflation, tariffs, fuel price increases and changes in consumer behavior, and our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. We are monitoring recent elevated macroeconomic inflationary pressures, including higher transportation costs that have adversely affected our gross margin, and are actively assessing their potential ongoing effects on our results of operations. In recent periods, comparable store sales have been negatively impacted by decreased average transaction size. We are actively pursuing initiatives to increase average transaction size through our deployment of enhanced in-store merchandising and execution to further improve the shopping experience. During the third quarter, comparable store sales were temporarily adversely affected by a broad reduction in consumer demand for produce as a result of a Cyclospora outbreak associated with certain fresh produce items. We do not expect the outbreak to have a material ongoing effect on our results of operations.
Tariffs, such as those recently implemented or proposed by the U.S. government on goods imported from other countries, may result in cost increases on some of the products we sell, such as general merchandise that we import from impacted countries, as well as the materials and supplies we use for store construction. Tariffs may also negatively affect consumer sentiment. The tariff environment remains highly dynamic and specific tariffs applicable to our business continue to evolve. While we are regularly re-evaluating the potential impact of implemented and proposed tariffs, the short-term impact of price increases due to tariffs is largely dependent on our ability to negotiate with suppliers, opportunities to change sources of supply, our assortment decisions and whether or not we pass the effects through to our customers, which will largely depend upon competitive market conditions. It is reasonably possible that new or additional tariffs will be periodically implemented or proposed given the current global trade environment. Sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of tensions between the U.S. and its trading partners has and could continue to adversely impact the stability of global financial markets and result in a global economic slowdown and long-term changes to global trade, which could in turn have a material adverse impact on our business and financial condition.

In February 2026, the Supreme Court of the U.S. issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). In the second quarter of fiscal 2026, we applied for tariff refunds, and refunds received have not been material. Subsequent to the ruling, the U.S. presidential administration invoked additional tariffs under other laws, resulting in rapid changes to the tariff environment. We continue to assess the impact of recent tariff developments and any additional tariffs may materially affect our future results of operations and cash flows. Additionally, the ultimate availability, timing, and amount of any potential additional tariff refunds remain uncertain and are subject to further legal, regulatory, and administrative developments.
Pricing Competition. During the last few years we have observed an increase in promotional and pricing activities from key competitors, putting further pressure on our relative value proposition, which in turn, has resulted in our increased efforts to actively negotiate costs and adjust prices to sharpen our value proposition. In the first three quarters of fiscal 2026, we invested in additional promotional activity, which adversely impacted gross margin. In the third quarter of fiscal 2026, we reduced promotional activity relative to the first two quarters of fiscal 2026.
Opportunistic Product. A key priority for fiscal 2026 is to strengthen our opportunistic assortment, which is central to our customer value proposition and our efforts to drive sustainable comparable store sales growth. We continue working to increase opportunistic product levels to what we believe is necessary to improve the perception of our value leadership and drive sales. As of the third quarter of fiscal 2026, comparable sales from opportunistic product have improved relative to the first and second quarters of fiscal 2026.
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
We estimate that we will incur total net restructuring charges under the Optimization Plan of between $22 million and $29 million. We increased our estimated range in the third quarter of fiscal 2026 primarily due to an update in expected lease termination costs and idle property costs. The total estimated charges include bad debt expense of approximately $16 million and cash costs of approximately $3 million that we incurred in connection with the Operator Agreement Terminations, as well as expected net restructuring charges for the Lease Exits totaling between $3 million and $10 million. For the Lease Exits, we have negotiated, or intend to negotiate, a lease termination, sublease or assignment with the applicable landlords. The expected net restructuring charges for the Lease Exits primarily include cash costs of between $57 million and $64 million for lease termination fees, costs to prepare the premises for surrender to the landlord, sublessee or assignee, and idle property costs, partially offset by the net non-cash write-off of the right-of-use assets and lease liabilities associated with these leases of approximately $(54) million. We now expect the operational actions and financial impacts of the Optimization Plan to be substantially completed by the fourth quarter of fiscal 2027.
We closed all 36 Closure Stores in March and April of 2026, and during the first three quarters of fiscal 2026, we substantially completed the Operator Agreement Terminations. In addition, we negotiated lease terminations with the landlords for certain of the Lease Exits and wrote off the right-of-use assets and lease liabilities associated with these leases. We also entered into a sublease for the distribution facility we are no longer using. For the leases associated with the Lease Exits, we incurred costs to prepare the premises for surrender to the landlords and idle property costs, net of proceeds received from sales of assets.
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
Excluding the Closure Stores related to the Optimization Plan, we opened 27 net new stores in the first three quarters of fiscal 2026, and we plan to open 30 to 31 net new stores for the full year fiscal 2026. We have begun to expand with a more clustered location model in new markets to improve supply chain efficiency and marketing leverage that reflects our more disciplined approach. We also have started to make adjustments to how we go to market, including piloting new approaches to store openings and underwriting to stricter standards. For example, we have opened certain of our fiscal 2026 new stores as Company-operated stores initially, which differs from our historical practice, before transitioning the operations to an IO at a future point in time, the timing of which is uncertain and may vary by property.

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
Third Quarter of Fiscal 2026 Overview
Key financial and operating performance results for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 were as follows:
•Net sales increased 0.9% to $1.18 billion.
•Comparable store sales increased by 0.5%, driven by a 2.4% increase in the number of transactions, partially offset by a 1.9% decrease in average transaction size.
•Gross margin was 30.0%, compared to 30.4% in the third quarter of fiscal 2025, a decline of 40 basis points.
•We opened 14 new stores and closed zero stores, ending the third quarter of fiscal 2026 with 561 stores in 16 states.
•Operating income was $24.0 million, which included $3.6 million in net restructuring credits related to the Optimization Plan (see Note 12 to the condensed consolidated financial statements for additional information).
•Net income was $13.3 million, or $0.13 per diluted share, compared to net income of $11.6 million, or $0.12 per diluted share, in the third quarter of fiscal 2025.
•Adjusted net income(1) was $15.6 million, or $0.16 diluted adjusted earnings per share(1), compared to $20.7 million, or $0.21 diluted adjusted earnings per share, in the third quarter of fiscal 2025.
•Adjusted EBITDA(1) was $59.4 million, compared to $66.7 million in the third quarter of fiscal 2025.
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

Results of Operations
The following table summarizes key components of our results of operations both in dollars and as a percentage of net sales (amounts in thousands, except for percentages):

	13 Weeks Ended
	October 3, 2026		September 27, 2025
	Amount	% of Net Sales (1)	Amount	% of Net Sales (1)	$ Change	% Change
Net sales	$1,178,288	100.0%	$1,168,153	100.0%	$10,135	0.9%
Cost of sales	825,285	70.0%	813,017	69.6%	12,268	1.5%
Gross profit	353,003	30.0%	355,136	30.4%	(2,133)	(0.6)%
Selling, general and administrative expenses	332,524	28.2%	331,016	28.3%	1,508	0.5%
Restructuring charges (credits), net	(3,562)	(0.3)%	1,296	0.1%	(4,858)	(374.8)%
Operating income	24,041	2.0%	22,824	2.0%	1,217	5.3%
Interest expense, net	7,045	0.6%	6,705	0.6%	340	5.1%
Income before income taxes	16,996	1.4%	16,119	1.4%	877	5.4%
Income tax expense	3,707	0.3%	4,514	0.4%	(807)	(17.9)%
Net income and comprehensive income	$13,289	1.1%	$11,605	1.0%	$1,684	14.5%

	39 Weeks Ended
	October 3, 2026		September 27, 2025
	Amount	% of Net Sales (1)	Amount	% of Net Sales (1)	$ Change	% Change
Net sales	$3,537,404	100.0%	$3,473,492	100.0%	$63,912	1.8%
Cost of sales	2,478,484	70.1%	2,415,218	69.5%	63,266	2.6%
Gross profit	1,058,920	29.9%	1,058,274	30.5%	646	0.1%
Selling, general and administrative expenses	1,019,070	28.8%	998,858	28.8%	20,212	2.0%
Restructuring charges, net	20,057	0.6%	46,328	1.3%	(26,271)	(56.7)%
Goodwill impairment	158,000	4.5%	—	—%	158,000	100.0%
Operating income (loss)	(138,207)	(3.9)%	13,088	0.4%	(151,295)	*
Interest expense, net	19,986	0.6%	19,769	0.6%	217	1.1%
Loss before income taxes	(158,193)	(4.5)%	(6,681)	(0.2)%	(151,512)	*
Income tax expense	3,214	0.1%	70	—%	3,144	*
Net loss and comprehensive loss	$(161,407)	(4.6)%	$(6,751)	(0.2)%	$(154,656)	*
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
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share
EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are non-GAAP financial measures that are supplemental key metrics used by management and our Board of Directors to assess our financial performance. EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share are also frequently used by analysts, investors and other interested parties to evaluate us and other companies in our industry. Management believes it is useful to investors and analysts to evaluate these non-GAAP financial measures on the same basis as management uses to evaluate our operating results. We use these non-GAAP financial measures to supplement GAAP financial measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. In addition, we use adjusted EBITDA and adjusted earnings per share to supplement GAAP financial measures of performance to evaluate our performance in connection with compensation decisions. We believe that excluding items from operating income (loss), net income (loss) and earnings (net loss) per diluted share that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides additional information for analyzing trends in our business.

We define EBITDA as net income (loss) before net interest expense, income taxes and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA adjusted to exclude share-based compensation expense (benefit), asset impairment and gain or loss on disposition, acquisition and integration costs, restructuring and related charges, goodwill impairment and certain other expenses that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude. Adjusted net income represents net income (loss) adjusted for the previously mentioned adjusted EBITDA adjustments, further adjusted for the amortization of property and equipment purchase accounting asset step-ups and deferred financing costs, tax adjustment to normalize the effective tax rate, and tax effect of total adjustments. Basic adjusted earnings per share is calculated using adjusted net income, as defined above, and basic weighted-average shares outstanding. Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted-average shares outstanding. These non-GAAP financial measures may not be comparable to similar measures reported by other companies and have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of the non-GAAP financial measures through the use of various GAAP measures. In the future, we will incur expenses or charges such as those added back to calculate adjusted EBITDA or adjusted net income. Our presentation of these non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by the adjustments we have used to derive such non-GAAP measures.
The following table summarizes key operating metrics and non-GAAP financial measures for the periods presented (amounts in thousands, except for percentages and store counts):

	13 Weeks Ended		39 Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Other Financial and Operations Data
Number of new stores	14	13	31	35
Number of stores open at end of period	561	563	561	563
Comparable store sales increase (decrease) (1)	0.5%	1.2%	(0.2)%	0.9%
EBITDA (2)	$55,913	$56,214	$(43,064)	$107,709
Adjusted EBITDA (2)	$59,426	$66,668	$168,198	$186,300
Adjusted net income (2)	$15,567	$20,687	$40,471	$56,460
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

GAAP to Non-GAAP Reconciliations
The following tables provide reconciliations from our GAAP net income (loss) to EBITDA and adjusted EBITDA, GAAP net income (loss) to adjusted net income, and our GAAP earnings (net loss) per share to adjusted earnings per share for the periods presented (amounts in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income (loss)	$13,289	$11,605	$(161,407)	$(6,751)
Interest expense, net	7,045	6,705	19,986	19,769
Income tax expense	3,707	4,514	3,214	70
Depreciation and amortization expenses	31,872	33,390	95,143	94,621
EBITDA	55,913	56,214	(43,064)	107,709
Share-based compensation expense (benefit)	3,637	(10)	11,160	7,408
Asset impairment and gain or loss on disposition (1)	—	1,046	1,904	5,015
Acquisition and integration costs (2)	—	551	—	1,038
Restructuring and related charges (credits), net (4)	(3,562)	1,296	22,264	46,328
Goodwill impairment	—	—	158,000	—
Other (5)	3,438	7,571	17,934	18,802
Adjusted EBITDA	$59,426	$66,668	$168,198	$186,300

	13 Weeks Ended		39 Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income (loss)	$13,289	$11,605	$(161,407)	$(6,751)
Share-based compensation expense (benefit)	3,637	(10)	11,160	7,408
Asset impairment and gain or loss on disposition (1)	—	1,046	1,904	5,015
Acquisition and integration costs (2)	—	551	—	1,038
Amortization of purchase accounting assets and deferred financing costs (3)	1,268	1,268	3,805	3,805
Restructuring and related charges (credits), net (4)	(3,562)	1,296	22,264	46,328
Goodwill impairment	—	—	158,000	—
Other (5)	3,438	7,571	17,934	18,802
Tax adjustment to normalize effective tax rate (6)	(1,249)	(649)	1,957	2,736
Tax effect of total adjustments (7)	(1,254)	(1,991)	(15,146)	(21,921)
Adjusted net income	$15,567	$20,687	$40,471	$56,460

GAAP earnings (net loss) per share:
Basic	$0.13	$0.12	$(1.63)	$(0.07)
Diluted	$0.13	$0.12	$(1.63)	$(0.07)
Adjusted earnings per share:
Basic	$0.16	$0.21	$0.41	$0.58
Diluted	$0.16	$0.21	$0.41	$0.57
Weighted-average shares outstanding:
Basic	99,145	98,160	98,862	97,921
Diluted (8)	100,288	98,705	98,862	97,921
Non-GAAP weighted-average shares outstanding:
Basic	99,145	98,160	98,862	97,921
Diluted (9)	100,288	98,705	99,735	98,464

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
(4)In the third quarter and first three quarters of fiscal 2026, represents net charges (credits) associated with the Optimization Plan. For the third quarter of fiscal 2026, net credits included the net write-off of right-of-use assets and lease liabilities of $13.5 million and other non-cash restructuring credits of $2.6 million, partially offset by cash costs associated with the Lease Exits of $12.1 million, and other restructuring charges. For the first three quarters of fiscal 2026, net charges included cash costs associated with the Lease Exits of $26.0 million, bad debt expense of $15.7 million, costs related to Operator Agreement Terminations of $2.8 million, write-offs of merchandise inventory of $2.2 million, and other restructuring charges, partially offset by the net write-off of right-of-use assets and lease liabilities of $22.1 million and other non-cash restructuring credits of $3.3 million. In the third quarter and first three quarters of fiscal 2025, represents charges associated with the Restructuring Plan, including lease termination costs of $1.3 million and $35.4 million, respectively, non-cash impairment and disposal of long-lived assets of less than $0.1 million and $7.9 million, respectively, employee severance and benefit costs, and legal, professional and other related expenses. All such costs are reflected in Restructuring charges (credits), net on the condensed consolidated statements of operations and comprehensive income (loss), except for write-offs of merchandise inventory, which are included in Cost of sales. See Note 12 to the condensed consolidated financial statements for additional information on the Optimization Plan and the Restructuring Plan.
(5)Represents other non-recurring, non-cash or non-operational items, such as strategic project costs of $2.8 million and $10.7 million in the third quarter and first three quarters of fiscal 2026, respectively, certain personnel-related hiring and termination costs of $0.1 million and $3.8 million in the third quarter and first three quarters of fiscal 2026, respectively, legal settlements and other legal expenses, system implementation costs, store closing costs, costs related to employer payroll taxes associated with equity awards, and miscellaneous costs.
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
(8)As discussed in Note 10 to the condensed consolidated financial statements, for the first three quarters of fiscal 2026 and the first three quarters of fiscal 2025, there is no difference in the weighted-average shares outstanding used to calculate the basic and diluted GAAP net loss per share due to the Company's net loss.
(9)To calculate diluted adjusted earnings per share, we adjusted the weighted-average shares outstanding for the dilutive effect of all potential shares of common stock.
Comparison of the Third Quarter and First Three Quarters of Fiscal 2026 and Fiscal 2025 (amounts in thousands, except percentages)
Net Sales

	13 Weeks Ended				39 Weeks Ended
	October 3, 2026	September 27, 2025	$ Change	% Change	October 3, 2026	September 27, 2025	$ Change	% Change
Net sales	$1,178,288	$1,168,153	$10,135	0.9%	$3,537,404	$3,473,492	$63,912	1.8%
The increase in net sales for the third quarter of fiscal 2026 was primarily due to new store sales and an increase in comparable store sales, partially offset by decreased sales from store closures. The increase in net sales for the first three quarters of fiscal 2026 was primarily due to new store sales, partially offset by decreased sales from store closures and a decrease in comparable store sales. Over the last 12 months, we opened 38 new stores and closed 40 stores, including the closure of 36 stores in March and April of 2026 as a result of the Optimization Plan. See Note 12 to the condensed consolidated financial statements for additional information on the Optimization Plan.
Comparable store sales increased 0.5% for the third quarter of fiscal 2026, driven by a 2.4% increase in the number of transactions, partially offset by a 1.9% decrease in average transaction size. For the first three quarters of fiscal 2026, comparable store sales declined 0.2%, driven by a 2.3% decrease in average transaction size, partially offset by a 2.1% increase in the number of transactions.

Gross Profit and Gross Margin

	13 Weeks Ended				39 Weeks Ended
	October 3, 2026	September 27, 2025	$ Change	% Change	October 3, 2026	September 27, 2025	$ Change	% Change
Gross profit	$353,003	$355,136	$(2,133)	(0.6)%	$1,058,920	$1,058,274	$646	0.1%
Gross margin	30.0%	30.4%			29.9%	30.5%
For the third quarter of fiscal 2026, gross margin declined due primarily to the impact of product promotions to drive sales, higher transportation expenses, and the impact from a broad reduction in consumer demand for produce as a result of a Cyclospora outbreak associated with certain fresh produce items, partially offset by a favorable shift in sales mix toward opportunistic products. For the first three quarters of fiscal 2026, gross margin declined due primarily to the impact of product promotions to drive sales, inventory markdowns and write-offs associated with the Closure Stores, and higher transportation expenses, partially offset by improvements in inventory management.
See Note 12 to the condensed consolidated financial statements for additional information on the Optimization Plan.
Selling, General and Administrative Expenses

	13 Weeks Ended				39 Weeks Ended
	October 3, 2026	September 27, 2025	$ Change	% Change	October 3, 2026	September 27, 2025	$ Change	% Change
SG&A	$332,524	$331,016	$1,508	0.5%	$1,019,070	$998,858	$20,212	2.0%
% of net sales	28.2%	28.3%			28.8%	28.8%
The slight increase in SG&A for the third quarter of fiscal 2026 included a $2.1 million increase in store-related expenses, partially offset by a $0.5 million decrease in corporate-related expenses. The increase in store-related expenses was primarily from higher commissions and other costs to support our continued growth, partially offset by lower store occupancy costs.
The increase in SG&A for the first three quarters of fiscal 2026 included a $9.6 million increase in store-related expenses and a $10.6 million increase in corporate-related expenses. The increase in store-related expenses was primarily due to higher commissions, higher wages attributed to new company-owned stores opened over the last 12 months and other increased costs to support our continued growth, partially offset by lower impairment of long-lived assets and lower bad debt reserves. The increase in corporate-related expenses was primarily from higher cloud software costs and other costs to support our continued growth, partially offset by lower incentive compensation.
Restructuring Charges (Credits), Net

	13 Weeks Ended				39 Weeks Ended
	October 3, 2026	September 27, 2025	$ Change	% Change	October 3, 2026	September 27, 2025	$ Change	% Change
Restructuring charges (credits), net	$(3,562)	$1,296	$(4,858)	(374.8)%	$20,057	$46,328	$(26,271)	(56.7)%
% of net sales	(0.3)%	0.1%			0.6%	1.3%
Net restructuring charges (credits) for the third quarter and first three quarters of fiscal 2026 were related to the Optimization Plan. For the third quarter of fiscal 2026, net restructuring credits primarily included the net write-off of right-of-use assets and lease liabilities of $13.5 million and other non-cash restructuring credits of $2.6 million, partially offset by cash costs associated with the Lease Exits of $12.1 million. For the first three quarters of fiscal 2026, net restructuring charges primarily included cash costs associated with the Lease Exits of $26.0 million, bad debt of $15.7 million, and cash costs associated with the Operator Agreement Terminations of $2.8 million, partially offset by the net write-off of right-of-use assets and lease liabilities of $22.1 million and other non-cash restructuring credits of $3.3 million.
For the third quarter and first three quarters of fiscal 2025, net restructuring charges were related to a prior restructuring plan we adopted in fiscal 2025, intended to improve our long-term profitability, cash flow generation and return on invested capital, optimize the footprint of new store growth, and lower our cost base (the "Restructuring Plan"), and primarily included lease termination costs of $1.3 million and $35.4 million, respectively, and impairment and disposal of long-lived assets of less than $0.1 million and $7.9 million, respectively.

See Note 12 to the condensed consolidated financial statements for additional information on the Optimization Plan and the Restructuring Plan.
Goodwill impairment

	13 Weeks Ended				39 Weeks Ended
	October 3, 2026	September 27, 2025	$ Change	% Change	October 3, 2026	September 27, 2025	$ Change	% Change
Goodwill impairment	$—	$—	$—	—%	$158,000	$—	$158,000	100.0%
% of net sales	—%	—%			4.5%	—%
During the first quarter of fiscal 2026, we performed an interim goodwill impairment evaluation, which indicated that the Company's estimated fair value was less than its carrying amount. As a result, we recognized a non-cash goodwill impairment charge in the first quarter of fiscal 2026.
See Note 3 to the condensed consolidated financial statements for additional information.
Interest Expense, Net

	13 Weeks Ended				39 Weeks Ended
	October 3, 2026	September 27, 2025	$ Change	% Change	October 3, 2026	September 27, 2025	$ Change	% Change
Interest expense, net	$7,045	$6,705	$340	5.1%	$19,986	$19,769	$217	1.1%
The increases in net interest expense for the third quarter and first three quarters of fiscal 2026 were primarily driven by higher average principal debt outstanding during such periods, partially offset by lower average interest rates on our borrowings during such periods.
Income Tax Expense

	13 Weeks Ended				39 Weeks Ended
	October 3, 2026	September 27, 2025	$ Change	% Change	October 3, 2026	September 27, 2025	$ Change	% Change
Income tax expense	$3,707	$4,514	$(807)	(17.9)%	$3,214	$70	$3,144	*
Effective income tax rate	21.8%	28.0%			(2.0)%	(1.0)%
_______________________
*    Represents a change that is not meaningful.
The change in income tax expense for the third quarter of fiscal 2026 was primarily driven by a cumulative adjustment recorded in the current quarter resulting from the change from the discrete method to the estimated annual effective tax rate ("estimated AETR") for calculating our interim income tax provision, partially offset by changes in our level of earnings. The change in income tax expense for the first three quarters of fiscal 2026 was primarily driven by changes in our level of earnings.
The decrease in our effective income tax rate for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 was primarily driven by a cumulative adjustment related to resuming the use of the estimated AETR this quarter, partially offset by changes in our level of earnings. The decrease in our effective income tax rate for the first three quarters of fiscal 2026 compared to the first three quarters of fiscal 2025 was primarily driven by changes in our level of earnings.
See Note 7 to the condensed consolidated financial statements for additional information.

Net Income (Loss)

	13 Weeks Ended				39 Weeks Ended
	October 3, 2026	September 27, 2025	$ Change	% Change (1)	October 3, 2026	September 27, 2025	$ Change	% Change
Net income (loss)	$13,289	$11,605	$1,684	14.5%	$(161,407)	$(6,751)	$(154,656)	*
% of net sales	1.1%	1.0%			(4.6)%	(0.2)%
_______________________
*    Represents a change that is not meaningful.
Net income was $13.3 million for the third quarter of fiscal 2026 compared to net income of $11.6 million for the same period in fiscal 2025 as a result of the aforementioned factors.
Net loss was $161.4 million for the first three quarters of fiscal 2026 compared to net loss of $6.8 million for the same period in fiscal 2025. Net loss for the first three quarters of fiscal 2026 included goodwill impairment of $158.0 million and net restructuring charges of $20.1 million. Net loss for the first three quarters of fiscal 2025 included net restructuring charges of $46.3 million.
Adjusted EBITDA

	13 Weeks Ended				39 Weeks Ended
	October 3, 2026	September 27, 2025	$ Change	% Change	October 3, 2026	September 27, 2025	$ Change	% Change
Adjusted EBITDA	$59,426	$66,668	$(7,242)	(10.9)%	$168,198	$186,300	$(18,102)	(9.7)%
Adjusted EBITDA decreased for the third quarter of fiscal 2026 compared to the prior year, primarily as a result of lower gross margin and higher SG&A, partially offset by higher net sales, as discussed above. For the first three quarters of fiscal 2026 compared to the prior year, Adjusted EBITDA decreased primarily as a result of higher SG&A and lower gross margin, partially offset by higher net sales, as discussed above.
Adjusted Net Income

	13 Weeks Ended				39 Weeks Ended
	October 3, 2026	September 27, 2025	$ Change	% Change	October 3, 2026	September 27, 2025	$ Change	% Change
Adjusted net income	$15,567	$20,687	$(5,120)	(24.7)%	$40,471	$56,460	$(15,989)	(28.3)%
The decrease in adjusted net income for the third quarter of fiscal 2026 compared to the prior year was primarily as a result of lower gross margin and higher SG&A, partially offset by higher net sales, as discussed above. The decrease in adjusted net income for the first three quarters of fiscal 2026 compared to the prior year was primarily as a result of higher SG&A and lower gross margin, partially offset by higher net sales, as discussed above.

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
As of October 3, 2026, we had cash and cash equivalents of $59.8 million, which consisted primarily of cash held in checking and money market accounts with financial institutions. In addition, we have a revolving credit facility with $400.0 million in borrowing capacity under the 2023 Credit Agreement. As of October 3, 2026, we had $240.0 million of borrowings outstanding under the revolving credit facility and $6.2 million of outstanding standby letters of credit, resulting in $153.8 million of remaining borrowing capacity available under this revolving credit facility.
The senior secured credit facilities of the 2023 Credit Agreement permit us to add incremental term loan facilities, increase any existing term loan facility, increase revolving commitments, and/or add incremental replacement revolving credit facility tranches. The aggregate principal amount of such incremental facilities is limited to (a) an amount not in excess of the sum of the greater of $200.0 million and 100% of Consolidated EBITDA (as defined in the 2023 Credit Agreement), subject to certain limitations, plus (b) voluntary prepayments of any term loan facility, voluntary permanent reductions of the commitments for the revolving credit facility and voluntary prepayments of indebtedness secured by liens on the collateral securing the credit facilities, subject to certain exceptions, plus (c) an amount such that (assuming that the full amount of any such incremental revolving increase and/or incremental replacement revolving credit facility was drawn, and after giving effect to any appropriate pro forma adjustment events) we would be in compliance, on a pro forma basis (but excluding the cash proceeds of such incurrence), with a Total Net Leverage Ratio (as defined in the 2023 Credit Agreement) of 3.00 to 1.00.
We may also, from time to time, at our sole discretion, prepay or retire all or a portion of our outstanding debt.
Material Cash Requirements
There has been no material change in our material cash requirements since the end of fiscal 2025, other than those which occur in the ordinary course of business. See our 2025 Form 10-K for additional information.
Capital Expenditures
Capital expenditures include purchases of capital assets such as property and equipment as well as intangible assets and licenses. Capital expenditures for the first three quarters of fiscal 2026, before tenant improvement allowances, were $128.6 million, and, net of tenant improvement allowances, were $118.3 million. We currently expect total capital expenditures, net of tenant improvement allowances, to be approximately $170.0 million for fiscal 2026, which includes new store openings, ongoing store maintenance and improvements, supply chain investments and systems and infrastructure investments.
Debt Obligations
The 2023 Credit Agreement requires us to make scheduled quarterly amortization payments of the senior term loan. Such payments total $18.8 million over the remaining term of the senior term loan, with $3.8 million payable over the remainder of fiscal 2026. The remaining senior term loan principal balance and any outstanding revolving credit facility balance will become due in February 2028 at maturity. See Note 4 to the condensed consolidated financial statements for additional information.

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
As of October 3, 2026, we were in compliance with all applicable financial covenant requirements for the 2023 Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented (amounts in thousands):

	39 Weeks Ended
	October 3, 2026	September 27, 2025	$ Change	% Change
Net cash provided by operating activities	$113,884	$149,839	$(35,955)	(24.0)%
Net cash used in investing activities	(132,126)	(182,571)	50,445	(27.6)%
Net cash provided by financing activities	8,472	22,029	(13,557)	(61.5)%
Net decrease in cash and cash equivalents	$(9,770)	$(10,703)	$933	(8.7)%
Cash Provided by Operating Activities
The decrease in net cash provided by operating activities of $36.0 million for the first three quarters of fiscal 2026 compared to the same period in fiscal 2025 was primarily driven by changes in working capital, including accounts receivable and accrued and other liabilities, and a decrease in operating lease liabilities, partially offset by a lower net loss for the first three quarters of fiscal 2026, after adjusting for non-cash charges. The change in accrued and other liabilities was impacted primarily by timing differences of accruals and payments for goods and services and interest payments of the senior term loan, and the decrease in operating lease liabilities was primarily due to the net write-offs of right-of-use assets and lease liabilities associated with the Lease Exits during the first three quarters of fiscal 2026 associated with the Optimization Plan (see Note 12 to the condensed consolidated financial statements for additional information).
Cash Used in Investing Activities
The decrease in net cash used in investing activities of $50.4 million for the first three quarters of fiscal 2026 compared to the same period in fiscal 2025 was primarily due to lower purchases of property and equipment for the first three quarters of fiscal 2026 due to a decrease in current and future new store openings in fiscal 2026 compared to fiscal 2025 and investments in new warehouses in fiscal 2025.
Cash Provided By Financing Activities
The decrease in net cash provided by financing activities of $13.6 million for the first three quarters of fiscal 2026 compared to the same period in fiscal 2025 was primarily due to decreased borrowings on the revolving credit facility and the increase in scheduled principal payments on the senior term loan, partially offset by decreased principal payments on the revolving credit facility.

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
Except as discussed below, there have been no material changes to our critical accounting policies and estimates during the first three quarters of fiscal 2026 from those disclosed in our 2025 Form 10-K.
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
No goodwill impairment charges were recorded during the second and third quarters of fiscal 2026, and no goodwill impairment charge was recorded during the first three quarters of fiscal 2025. During the first quarter of fiscal 2026, we determined that a triggering event had occurred due to a decline in our stock price, necessitating an interim goodwill impairment evaluation. We performed a quantitative assessment as of April 4, 2026.
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
We will continue to closely monitor future performance and any potential impacts on the value of the reporting unit. If the estimated future cash flows decrease below our current expectations, specifically as a result of lower revenue growth rates or operating income margins, or due to an increase in the weighted-average cost of capital, the fair value may further decrease resulting in an incremental material goodwill impairment.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our credit facilities, which bear variable interest rates. As of October 3, 2026, our outstanding borrowings included $262.5 million from the senior term loan and $240.0 million from the revolving credit facility under the 2023 Credit Agreement. As of October 3, 2026, the interest rates on these borrowings ranged from 6.24% to 6.25% (see Note 4 to the condensed consolidated financial statements for additional information). Based on the outstanding balances and interest rates of the senior term loan and the revolving credit facility as of October 3, 2026, a hypothetical 10% relative increase or decrease in the interest rate would cause an increase or decrease in interest expense, excluding the capitalization of interest, of approximately $3.1 million over the next 12 months.
We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced over the last several years varying rates of inflation, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, increased materials costs to develop new stores, increased SG&A related to personnel, travel, and other operational costs and other disruptions caused by the recent macroeconomic environment. We are monitoring recent elevated macroeconomic inflationary pressures, including higher transportation costs that have adversely affected our gross margin, and are actively assessing their potential ongoing effects on our results of operations. Similarly, our IOs have been impacted by staffing challenges and increased labor costs and utility costs within their businesses. Furthermore, our results of operations and financial condition may be materially impacted by inflation in the future.
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
Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level as of October 3, 2026.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended October 3, 2026, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business, some of which may be covered by insurance. Except for the description of legal proceedings disclosed in Note 9 to the condensed consolidated financial statements, which is incorporated herein by reference, management believes that we do not have any pending legal proceedings that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. No material legal proceedings were terminated, settled or otherwise resolved during the third quarter of fiscal 2026.
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
During the third quarter of fiscal 2026, we did not repurchase any shares of our common stock.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans and Arrangements - Directors and Section 16 Officers
During the third quarter of fiscal 2026, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, referred to as Rule 10b5-1 trading plans, or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of SEC Regulation S-K).

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

Grocery Outlet Holding Corp.
Date:	November 10, 2026	By:	/s/ Ian Ferry
Ian Ferry Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 10, 2026	By:	/s/ Susan Leary
Susan Leary Senior Vice President, Accounting (Principal Accounting Officer)